Form 10-Q
period 2018-06-30
Cottonwood Communities, Inc.
filed 2018-09-26
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 333-215272
________________________________

Cottonwood Communities, Inc.
(Exact name of Registrant as specified in its charter)

________________________________

Maryland	61-1805524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6340 South 3000 East, Suite 500, Salt Lake City, UT 84121
(Address of principal executive offices) (Zip code)

(801) 278-0700
(Registrant's telephone number, including area code)
________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,”

“accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 26, 2018, there were 20,000 shares of the registrant’s common stock outstanding.

Cottonwood Communities, Inc.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$200,000	$200,000
Total assets	200,000	200,000
Liabilities and equity
Liabilities
Accounts payable and accrued liabilities	$2,072	$—
Total liabilities	2,072	—
Commitments and contingencies (Note 6)
Stockholder's equity
Preferred stock, $0.01 par value; 100,000,000 shares authorized	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 20,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(2,072)	—
Total stockholder's equity	197,928	200,000
Total liabilities and stockholder's equity	$200,000	$200,000

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses
General and administrative expenses	$1,109	$—	$2,072	$—
Total operating expenses	1,109	—	2,072	—
Net loss	$(1,109)	$—	$(2,072)	$—

Weighted-average shares outstanding	20,000	20,000	20,000	20,000
Net loss per common share - basic and diluted	$(0.06)	$—	$(0.10)	$—

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statement of Stockholder's Equity
(Unaudited)

	Stockholder's Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total Equity
Balance as of December 31, 2017	20,000	$200	$199,800	$—	$200,000
Net loss	—	—	—	(2,072)	(2,072)
Balance as of June 30, 2018	20,000	$200	$199,800	$(2,072)	$197,928

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(2,072)	$—
Changes in operating assets and liabilities
Accounts payable and accrued expenses	2,072	—
Net cash used in operating activities	—	—
Net change in cash	$—	$—
Cash and cash equivalents, at beginning of period	200,000	200,000
Cash and cash equivalents, at end of period	$200,000	$200,000

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Business
Cottonwood Communities, Inc. is a Maryland corporation formed on July 27, 2016 that intends to qualify as a real estate investment trust or REIT beginning the taxable year ending December 31, 2018, which may be extended to December 31, 2019, in the discretion of its board of directors. The Company is the sole general partner of Cottonwood Communities O.P., LP, a Delaware limited partnership (the “Operating Partnership”). Cottonwood Communities Investor, LLC, a wholly owned subsidiary of Cottonwood Residential O.P., LP (“CROP”) is currently the sole limited partner of the Operating Partnership. Unless the context indicates otherwise, the “Company,” “we,” “our” or “us” refers to Cottonwood Communities, Inc. and its consolidated subsidiaries, including the Operating Partnership. We were formed to invest in multifamily apartment communities and real estate related assets located throughout the United States. Substantially all of our business is conducted through the Operating Partnership. We are externally managed by Cottonwood Communities Management, LLC (our “advisor”), an affiliate of CROP, and have no employees.

2.	Capitalization
Our charter authorizes the issuance of up to 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 100,000,000 are designated as preferred stock.

On August 13, 2018, the Securities and Exchange Commission (the "SEC") declared effective our initial public offering for up to $750,000,000 in shares of common stock ("the Offering"), through a primary offering of $675,000,000 of common stock and a distribution reinvestment plan of up to $75,000,000 of shares of common stock (the “DRP Offering”). We are offering our shares for sale in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers) and shares in the DRP Offering initially at $10.00 per share, all without any upfront costs or expenses charged to the investor. Any offering-related expenses will be paid by our advisor without reimbursement by us.

On December 2, 2016, the Company was capitalized with a $200,000 investment by CROP. As of June 30, 2018, we had neither purchased nor contracted to purchase any investments. Our advisor has not identified any real estate or real estate-related investments in which it is probable that we will invest.

3.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements and related notes are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash
Cash consists of amounts the Company has on deposit with a major commercial financial institution.

Income Taxes
We intend to qualify as a REIT and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the year ending December 31, 2018, which may be extended to December 31, 2019, at the discretion of our board of directors.

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our taxable income to our stockholders. As a REIT, we generally are not subject to federal corporate income tax on that portion of our taxable income that is currently distributed to stockholders.

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Organization and Offering Costs
Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate the Company. Offering costs include all expenses incurred in connection with the Offering, including legal, accounting, printing, mailing and filing fees, escrow charges and transfer agent fees, dealer manager fees and selling commissions. All organization and offering costs are paid by our advisor. We will not incur any liability for or reimburse our advisor for any of these organizational and offering costs. As of June 30, 2018, offering costs incurred by our advisor were approximately $742,000.

4.	Related-Party Transactions
Advisory Agreement

On August 13, 2018, we entered an advisory agreement with our advisor. Per the terms of our advisory agreement, and in exchange for the fees discussed below, our advisor will make decisions related to the structuring, acquisition, management, financing and disposition of our assets in accordance with our investment objectives, guidelines, policies and limitations. Our advisor will also manage day-to-day operations, retain property managers, and perform other duties. These activities are all subject to oversight by our board of directors.

Contingent Acquisition Fee

After stockholders have received, or are deemed to have received (with respect to a merger or a listing), together as a collective group, aggregate distributions sufficient to provide a return of their invested capital, plus a cumulative, noncompounded annual return on their investment (a “Required Return”), our advisor will receive a contingent acquisition fee from us that is a percentage of the cost of investments acquired or originated by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment as follows: 1% contingent acquisition fee if stockholders receive a 6% Required Return; and 2% additional contingent acquisition fee if stockholders receive a 13% Required Return. The contingent acquisition fee is immediately payable when each Required Return has been met. The fee is based on all assets we have acquired even if no longer in our portfolio.  To the extent we acquire any assets after satisfying the return threshold, the contingent acquisition fee will be immediately payable at the closing of the acquisition.

If our advisor agreement is terminated before August 13, 2028 for any reason other than our advisor’s fraud, willful misconduct or gross negligence, our advisor will receive a 3% contingent acquisition fee less the amount of any prior payments of contingent acquisition fees to our advisor.

Acquisition Expense Reimbursement

Subject to the limitations contained in our charter, our advisor will receive reimbursement from us for all out-of-pocket expenses incurred in connection with the selection and acquisition or origination of investments, whether or not we ultimately acquire the property or other real estate-related investment.

Contingent Financing Fee

After our stockholders have received, or are deemed to have received (with respect to a merger or a listing), together as a collective group, aggregate distributions sufficient to provide a return of their invested capital, plus a Required Return of 13%, our advisor will receive from us a contingent financing fee of 1% of the original principal amount of any financing obtained or assumed by us.

The contingent financing fee is payable upon satisfying the return threshold with respect to any financing obtained or assumed by us prior to satisfaction of the return threshold and at the closing of new financing following satisfaction of the return threshold. If our advisor agreement is terminated before August 13, 2028 for any reason other than the advisor’s fraud, willful misconduct or gross negligence, the payment of the contingent financing fee will be immediately due and payable.

Property Management Fee

Our advisor will receive from us a property management fee in an amount up to 3.5% of the annual gross revenues of our multifamily apartment communities that it manages. Our advisor may subcontract the performance of its property management duties to third parties and will pay a portion of its property management fee to the third parties with whom it subcontracts for these services.

Asset Management Fee

Our advisor will receive an annual asset management fee, paid monthly, in an amount equal to 1.25% of gross assets as of the last day of the prior month. In this context, “gross assets” means (i) the gross book value of our assets until such time as our board of directors has established a net asset value of our assets, and (ii) after our board of directors has established a net asset value of our assets, the gross asset value of our assets based on the net asset value determination; provided that, the value of any assets acquired after our determination of a net asset value will be the gross book value of the assets until such assets are included in a net asset value determination.

Other Company Operating Expenses

We will reimburse our advisor or its affiliates for all actual expenses paid or incurred by our advisor or its affiliates in connection with the services provided to us, including our allocable share of our advisor’s or its affiliates’ overhead, such as rent, personnel costs, utilities, cybersecurity and IT costs; provided, however, that we will not reimburse our advisor or its affiliates for salaries, wages and related benefits of personnel who perform investment advisory services for us or serve as our executive officers. In addition, subject to the approval of our board of directors we may reimburse our advisor or its affiliates for costs and fees associated with providing services to us that we would otherwise engage a third party to provide.

Promotional Interest

Cottonwood Communities Investor, LLC will receive from the Operating Partnership a promotional interest equal to 15% of net income and cash distributions, but only after we receive, in the aggregate, cumulative distributions from the Operating Partnership sufficient to provide a return of our capital plus a 6% cumulative, non-compounded annual return on our aggregate invested capital. Cottonwood Communities Investor, LLC, will not be required to make any capital contributions to our Operating Partnership in order to obtain the promotional interest.

In addition, Cottonwood Communities Investor, LLC will be entitled to a separate one-time payment payable upon (1) the listing of our common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that Cottonwood Communities Investor, LLC would have been entitled to receive, as described above, as if our Operating Partnership had disposed of all of its assets at the market value of our shares of common stock as of the date of the event triggering the payment. If the event triggering the payment is a listing of our shares on a national securities exchange, the market value will be calculated based on the market value of the shares issued and outstanding at listing over a period of 30 trading days selected by our advisor beginning after the first day of the 6th month, but not later than the last day of the 18th month, after the shares are first listed on a national securities exchange. If the triggering event is the termination or non-renewal of our advisory agreement the market value will be calculated based on an appraisal or valuation of our assets by an independent third party.

Independent Director Compensation

We will pay each of our independent directors an annual retainer of $10,000. We will also pay our independent directors for attending meetings as follows: (i) $500 for each board meeting attended and (ii) $500 for each committee meeting attended (if held at a different time or place than a board meeting). All directors will receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors.

5.	Economic Dependency
Under various agreements, we have engaged or will engage our advisor or its affiliates to provide certain services that are essential to us, including asset management services and other administrative responsibilities for the Company including accounting services and investor relations. Because of these relationships, we are dependent upon our advisor. If these companies were unable to provide us with the respective services, we would be required to find alternative providers of these services.

6.	Commitments and Contingencies
Litigation

As of June 30, 2018, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders may elect to have us apply their dividends and other distributions to the purchase of additional shares of common stock. Participants in the plan will acquire common stock at the per share price effective on the date of purchase (initially $10.00).

Share Repurchase Program
We have a share repurchase program whereby, on a quarterly basis, stockholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at our discretion, subject to limitations in the share repurchase plan. The total amount of aggregate repurchases shares will be limited to 5% of the weighted average number of shares of common stock outstanding during the prior calendar year. In addition, during any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year.

Except for Exceptional Repurchases (as defined in the share repurchase program), the repurchase price is subject to the following discounts, depending on how long a redeeming stockholder has held each share:

Share Purchase Anniversary	Repurchase Price as a Percentage of Estimated Value (1)
Less than 1 year	No repurchase allowed
1 year - 2 years	85%
3 years - 4 years	90%
5 years and thereafter	95%
A stockholder’s death or complete disability, less than 2 years	95%
A stockholder’s death or complete disability, 2 years or more	100%

(1)
For the purposes of the share repurchase program, the “estimated value per share” will initially be equal to the purchase price per share at which the original purchaser or purchasers of the shares bought its shares from us, and the purchase price per share will be adjusted to reflect any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares outstanding.

We plan to establish an estimated net asset value (“NAV”) per share of its common stock based on valuations of its assets and liabilities no later than 150 days following the second anniversary of the date of breaking escrow in the Offering, and annually thereafter. Upon our establishment of an estimated NAV per share, the estimated NAV per share will be the estimated value per share pursuant to the share repurchase program.

Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program for any reason upon 15 days’ notice to our stockholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References herein to "Company," “we,” us,” and “our” refer to Cottonwood Communities, Inc. together with its subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors, including but not limited to those discussed under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-215272) and elsewhere in this quarterly report on Form 10-Q. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Cottonwood Communities, Inc. is a Maryland corporation formed on July 27, 2016 to invest primarily in multifamily apartment communities and multifamily real estate-related assets throughout the United States. We will seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in a property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market). We do not expect to be able to achieve the balance of these allocations until we have raised substantial proceeds in the Offering (as defined below). Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition.

Our investment objectives are to:

•	preserve, protect and return invested capital;

•	pay stable cash distributions to stockholders;

•	realize capital appreciation in the value of our investments over the long term; and

•	provide a real estate investment alternative with lower expected volatility relative to public real estate companies whose securities trade daily on a stock exchange.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

On August 13, 2018, the SEC declared effective our initial public offering of up to $750,000,000 in shares of our common stock (the “Offering”), through a primary offering of $675,000,000 of shares of common stock and a distribution reinvestment plan of up to $75,000,000 of shares of common stock (the “DRP Offering”). We are offering our shares for sale in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers) and shares in the DRP Offering initially at $10.00 per share, all without any upfront costs or expenses charged to the investor. Any offering-related expenses will be paid by our advisor without reimbursement by us.

We operate under the direction of our board of directors. Our board of directors has retained Cottonwood Communities Management, LLC (our “advisor") to conduct our operations and manage our portfolio of real estate investments, subject to the supervision of the board of directors. Our advisor is an affiliate of our sponsor, Cottonwood Residential, Inc. We have no paid employees.

We intend to qualify as a real estate investment trust beginning with the taxable year ending December 31, 2018, which may be extended to December 31, 2019, at the discretion of our board of directors. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through Cottonwood Communities O.P., LP (the "Operating Partnership"). We are the general partner of the Operating Partnership.

Our entire activity since inception to June 30, 2018 was to prepare for our initial public offering of our common stock. We have not entered into any arrangements to acquire any specific real property or to make any debt or other investments.

Multifamily Real Estate Outlook

We believe that current market dynamics and underlying fundamentals suggest the positive trends in United States multifamily housing will continue. Steady job growth, low unemployment, increased rentership rates, increasing household formation and aligned demographics provide the backdrop for strong renter demand. We believe that other factors impacting the prime United States renter demographic such as delayed major life decisions, increased levels of student debt and tight credit standards in the single-family home mortgage market also support the value proposition for owning multifamily apartment communities.

Results of Operations

As of June 30, 2018, we had not commenced operations. For the three and six months ended June 30, 2018, our results of operations consisted entirely of entity and corporate maintenance fees. As mentioned above, our advisor is paying all selling commissions, dealer manager fees and organizational and offering expenses related to our offering on our behalf without reimbursement by us.

Liquidity and Capital Resources

We are dependent upon the proceeds from our offering to conduct our proposed operations. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of our offering, from secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations. As of the date of this Form 10-Q, we have not made any investments, and our total assets consist of $200,000 of cash.

If we are unable to raise substantial funds in our offering, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations, or from net cash proceeds from the sale of properties.

We have no outstanding debt. We will target an aggregate loan-to-cost or loan-to-value ratio of 45% to 65% at the REIT level; provided, however, that we may obtain financing that is less than or exceeds such ratio in the discretion of our board of directors if the board of directors deems it to be in our best interest to obtain such financing. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets, unless a majority of our conflicts committee finds substantial justification for borrowing a greater amount and such excess borrowings are disclosed in our next quarterly report, along with the conflicts committee’s justification for such excess. Examples of such a substantial justification include obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. We anticipate that all financing obtained to acquire stabilized multifamily apartment communities will be non-recourse to the Operating Partnership and us (however, it is possible that some of these loans will require us to enter into guaranties with respect to certain non-recourse carve-outs). We may obtain recourse debt in connection with certain development transactions. The terms of any financing to be obtained are not currently known and we have not obtained any financing commitments for any multifamily apartment communities.

We may obtain a line of credit or other financing that will be secured by one or more of our assets. We may use the proceeds from any line of credit or financing to bridge the acquisition of, or acquire, multifamily apartment communities and multifamily real estate-related assets if our board of directors determines that we require such funds to acquire the multifamily apartment communities or real estate-related assets.

We intend to make an election to be taxed as a REIT under the Internal Revenue Code. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to make distributions on a monthly basis. In the discretion of our board of directors these distributions may be authorized and declared based on daily record dates or on a single record date as of the end of the month. We have not established a minimum distribution level.

Cash Flows

On December 2, 2016, the Company was capitalized with a $200,000 investment by Cottonwood Residential O.P, LP. There have been no other cash flows from inception through June 30, 2018. As of June 30, 2018 we had not declared or paid any distributions.

Critical Accounting Policies

The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our consolidated financial statements and notes thereto included in our Registration Statement filed with the SEC. There have been no significant changes to our accounting policies during the period covered by this report. See also Note 3 to our consolidated unaudited financial statements in this Quarterly Report on Form 10-Q for a discussion of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2018, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-215272) risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933 (the “Act”).

Use of Proceeds

On August 13, 2018, our Registration Statement on Form S-11 (File No. 333-215272), covering our offering of up to $750,000,000 in shares of common stock through a primary offering of $675,000,000 and a DRP offering of $75,000,000, was declared effective under the Act. We are offering our shares in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers) and shares in the DRP Offering initially at $10.00 per share, all without any upfront costs or expenses charged to the investor. We commenced our initial public offering on August 13, 2018 upon retaining Orchard Securities, LLC as the dealer manager of our offering. We expect our primary offering to last until August 13, 2020 (unless extended by our board of directors for an additional year or as otherwise permitted by applicable securities laws). We may sell shares under the DRP Offering beyond the termination of the primary offering until we have sold all the shares under the plan.

As of June 30, 2018, organization and offering costs of $742,000 have been incurred by our advisor in connection with our initial public offering. Our advisor is obligated to pay all organization and offering costs in connection with our initial public offering on our behalf without reimbursement by us.

We expect to use the proceeds of our initial public offering to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets, including potential development projects, located throughout the United States.

Share Repurchase Program

Information regarding the shares available for repurchase under our share repurchase program and the price at which we repurchase shares is incorporated herein by reference to Note 6 to our Financial Statements “Commitments and Contingencies” in Part I of this report.

During the three months ended June 30, 2018, we did not redeem any shares pursuant to our share redemption program as we had not yet launched our initial public offering and no shares were eligible for redemption.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
On September 20, 2018, the following officers of the Company notified the board of directors of the Company of their intent to resign their respective officer positions with the Company: Daniel Shaeffer, Chief Executive Officer; Chad Christensen, President; and Susan Hallenberg, Chief Financial Officer. Their respective resignations are effective as of October 1, 2018 and were subject to the successful completion of the recapitalization transaction of Cottonwood Residential, Inc., the Company’s sponsor, which was completed as of September 24, 2018.
In connection with these resignations, on September 20, 2018, the board of directors appointed new officers of the Company. Enzio A. Cassinis, 41, was appointed Chief Executive Officer and President; Adam Larson, 37, was appointed Chief Financial Officer; Paul Fredenberg, 42, was appointed Chief Investment Officer, and Susan Hallenberg, 51, was appointed Chief Accounting Officer and Treasurer. These appointments are effective as of October 1, 2018. Information about each of these officers is provided below.
Enzio A. Cassinis. In addition to serving as the Company’s Chief Executive Officer and President, effective as of October 1, 2018, Mr. Cassinis will also serve as the Chief Executive Officer and President of Cottonwood Multifamily REIT I, Inc. and Cottonwood Multifamily REIT II, Inc., two Cottonwood-sponsored real estate investment trusts that raised $50 million in offerings that were qualified as “Tier 2” offerings pursuant to Regulation A promulgated under the Securities Act. He will also serve as the Chief Executive Officer for the Company’s advisor. From June 2013 through September 2018, Mr. Cassinis served in various roles at Cottonwood Residential, Inc. Most recently, he served as the Senior Vice President of Corporate Strategy, where he was responsible for financial planning and analysis, balance sheet management and capital and venture formation activity.
Prior to joining Cottonwood Residential in June 2013, Mr. Cassinis was Vice President of Investment Management at Archstone, one of the largest apartment operators and developers in the U.S. and Europe. There, he negotiated transactions in both foreign and domestic markets with transaction volume exceeding several billion dollars in total capitalization. Prior to Archstone, Mr. Cassinis worked as an attorney with Krendl, Krendl, Sachnoff & Way, PC (now Kutak Rock LLP) from February 2003 to May 2006, focusing his practice on corporate law and merger and acquisition transactions.
Mr. Cassinis earned a Master of Business Administration and Juris Doctorate (Order of St. Ives) from the University of Denver, and a Bachelor of Science in Business Administration from the University of Colorado at Boulder and is a CFA® charterholder.
Adam Larson. In addition to serving as the Company’s Chief Financial Officer, effective as of October 1, 2018, Mr. Larson will also serve as the Chief Financial Officer of Cottonwood Multifamily REIT I, Inc. and Cottonwood Multifamily REIT II, Inc. He will also serve as Chief Financial Officer for the Company’s advisor. Through September 2018, Mr. Larson was the Senior Vice President of Asset Management of Cottonwood Residential, Inc. In this role he provided strategic guidance with respect to asset management, financial planning and analysis, and property operations. Prior to joining Cottonwood in June 2013, Mr. Larson worked in the Investment Banking Division at Goldman Sachs advising clients on mergers and acquisitions and other capital raising activities in the Real Estate, Consumer/Retail and Healthcare sectors. Mr. Larson previously worked at Barclays Capital, Bonneville Real Estate Capital and Hitachi Consulting. Mr. Larson holds an MBA from the University of Chicago Booth School Of Business, and a BS in Business Management from Brigham Young University where he also served as Student Body President.
Paul Fredenberg. In addition to serving as the Company’s Chief Investment Officer, effective as of October 1, 2018, Mr. Fredenberg will also serve as the Chief Investment Officer of Cottonwood Multifamily REIT I, Inc. and Cottonwood Multifamily REIT II, Inc.  He will also serve as Chief Investment Officer for the Company’s advisor. Through September 2018, Mr. Fredenberg served as the Senior Vice President of Acquisitions of Cottonwood Residential, Inc. a position he had held since September, 2005.  As Senior Vice President of Acquisitions, he focused exclusively on sourcing and evaluating new multifamily investment opportunities for Cottonwood Residential, Inc.

Prior to joining Cottonwood in 2005, Mr. Fredenberg worked in the Investment Banking division of Wachovia Securities advising clients on mergers and acquisitions activities across multiple industries. He has also held investment banking and management consulting positions at Piper Jaffray and the Arbor Strategy Group. Mr. Fredenberg holds an MBA from the Wharton School at the University of Pennsylvania, an MA in Latin American Studies from the University of Pennsylvania, and a BA in Economics from the University of Michigan, Ann Arbor.
Susan Hallenberg. Ms. Hallenberg has been an officer of the Company since December 2016, serving as principal accounting officer and principal financial officer of the Company in her role as Chief Financial Officer. Ms. Hallenberg will continue serving as principal accounting officer of the Company in her position as Chief Accounting Officer. Ms. Hallenberg will also be Chief Accounting Officer and Treasurer of Cottonwood Multifamily REIT I, Inc. and Cottonwood Multifamily REIT II, Inc., effective as of October 1, 2018. Ms. Hallenberg is also the Chief Financial Officer and Treasurer of Cottonwood Residential, Inc. and its predecessor entity, positions she has held since May 2005. Ms. Hallenberg has spent the majority of her career focused on real estate investment and prior to joining Cottonwood Residential O.P., LP, held positions at Phillips, Edison & Company, Lend Lease Real Estate Investments, and Aldrich Eastman & Waltch. Ms. Hallenberg started her career at Ernst & Young where she worked in the firm’s audit department for four years. Ms. Hallenberg holds a BA in Economics/Accounting from The College of the Holy Cross.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11(No. 333-215272) filed June 27, 2018)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed December 22, 2016)
4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the prospectus filed in the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018)
4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018)

4.3	Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus filed in the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018)
4.4
Amended and Restated Escrow Agreement by and among Cottonwood Communities, Inc., UMB Bank, N.A. and Orchard Securities, LLC dated August 6, 2018 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-11 (No. 333-215272) filed August 8, 2018)

10.1*	Advisory Agreement by and among Cottonwood Communities, Inc., Cottonwood Communities O.P., LP and Cottonwood Communities Management, LLC dated August 13, 2018
10.2*	Three-Party Agreement by and among Cottonwood Communities, Inc. and Cottonwood Communities O.P., LP and Cottonwood Communities Management, LLC dated August 13, 2018
10.3*	Agreement of Limited Partnership of Cottonwood Communities O.P., LP dated August 13, 2018
10.4*	Dealer Management Agreement by and among Cottonwood Communities, Inc., Cottonwood Communities Management, LLC, and Orchard Securities dated August 13, 2018
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed May 22, 2018)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

By:	/s/ Daniel Shaeffer
Daniel Shaeffer, Chief Executive Officer

By:	/s/ Susan Hallenberg
Susan Hallenberg, Chief Financial Officer

Dated: September 26, 2018