Form 10-Q
period 2018-09-30
Cottonwood Communities, Inc.
filed 2018-11-13
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

As of November 13, 2018, there were 20,000 shares of the registrant’s common stock outstanding.

Cottonwood Communities, Inc.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$200,000	$200,000
Total assets	200,000	200,000
Liabilities and equity
Liabilities
Accounts payable and accrued liabilities	$2,072	$—
Total liabilities	2,072	—
Commitments and contingencies (Note 6)
Stockholder's equity
Preferred stock, $0.01 par value; 100,000,000 shares authorized	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 20,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	200	200
Additional paid-in capital	199,800	199,800
Accumulated deficit	(2,072)	—
Total stockholder's equity	197,928	200,000
Total liabilities and stockholder's equity	$200,000	$200,000

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses
General and administrative expenses	$—	$—	$2,072	$—
Total operating expenses	—	—	2,072	—
Net loss	$—	$—	$(2,072)	$—

Weighted-average shares outstanding	20,000	20,000	20,000	20,000
Net loss per common share - basic and diluted	$—	$—	$(0.10)	$—

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statement of Stockholder's Equity
(Unaudited)

	Stockholder's Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total Equity
Balance as of December 31, 2017	20,000	$200	$199,800	$—	$200,000
Net loss	—	—	—	(2,072)	(2,072)
Balance as of September 30, 2018	20,000	$200	$199,800	$(2,072)	$197,928

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
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

On December 2, 2016, the Company was capitalized with a $200,000 investment by CROP. As of September 30, 2018, we had neither purchased nor contracted to purchase any investments. Our advisor has not identified any real estate or real estate-related investments in which it is probable that we will invest.

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

Organization and Offering Costs
Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate the Company. Offering costs include all expenses incurred in connection with the Offering, including legal, accounting, printing, mailing and filing fees, escrow charges and transfer agent fees, dealer manager fees and selling commissions. All organization and offering costs are paid by our advisor. We will not incur any liability for or reimburse our advisor for any of these organizational and offering costs. As of September 30, 2018, offering costs incurred by our advisor were approximately $1,322,000.

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
Litigation

As of September 30, 2018, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

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

7.	Subsequent Events
Subsequent to September 30, 2018 and through November 13, 2018, we have received subscriptions for approximately $29,000 in shares of common stock.
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

Our entire activity since inception to September 30, 2018 was to prepare for our initial public offering of our common stock. We have not entered into any arrangements to acquire any specific real property or to make any debt or other investments.

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

Results of Operations

As of September 30, 2018, we had not commenced operations. For the three and nine months ended September 30, 2018, our results of operations consisted entirely of entity and corporate maintenance fees. As mentioned above, our advisor is paying all selling commissions, dealer manager fees and organizational and offering expenses related to our offering on our behalf without reimbursement by us.

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

Cash Flows

On December 2, 2016, the Company was capitalized with a $200,000 investment by Cottonwood Residential O.P, LP. There have been no other cash flows from inception through September 30, 2018. As of September 30, 2018 we had not declared or paid any distributions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2018, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-215272) risk factors which materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933 (the “Act”).

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

As of September 30, 2018, organization and offering costs of $1,322,000 have been incurred by our advisor in connection with our initial public offering. Our advisor is obligated to pay all organization and offering costs in connection with our initial public offering on our behalf without reimbursement by us.

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

During the three months ended September 30, 2018, we did not redeem any shares pursuant to our share redemption program as we had not yet launched our initial public offering and no shares were eligible for redemption.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information
None

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
4.4
Amended and Restated Escrow Agreement by and among Cottonwood Communities, Inc., UMB Bank, N.A. and Orchard Securities, LLC dated August 6, 2018 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-11 (No. 333-215272) filed August 8, 2018)

10.1
Advisory Agreement by and among Cottonwood Communities, Inc., Cottonwood Communities O.P., LP and Cottonwood Communities Management, LLC dated August 13, 2018 (incorporated by reference to Exhibit 10.1 on Form 10-Q (No. 333-215272) filed September 26, 2018)

10.2
Three-Party Agreement by and among Cottonwood Communities, Inc. and Cottonwood Communities O.P., LP and Cottonwood Communities Management, LLC dated August 13, 2018 (incorporated by reference to Exhibit 10.2 on Form 10-Q (No. 333-215272) filed September 26, 2018)

10.3	Agreement of Limited Partnership of Cottonwood Communities O.P., LP dated August 13, 2018 (incorporated by reference to Exhibit 10.3 on Form 10-Q (No. 333-215272) filed September 26, 2018)
10.4
Dealer Management Agreement by and among Cottonwood Communities, Inc., Cottonwood Communities Management, LLC, and Orchard Securities dated August 13, 2018 (incorporated by reference to Exhibit 10.4 on Form 10-Q (No. 333-215272) filed September 26, 2018)

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

COTTONWOOD COMMUNITIES, INC.

By:	/s/ Enzio Cassinis
Enzio Cassinis, Chief Executive Officer

By:	/s/ Adam Larson
Adam Larson, Chief Financial Officer

Dated: November 13, 2018