Form 10-K
period 2018-12-31
Cottonwood Communities, Inc.
filed 2019-03-29
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________________________

FORM 10-K
________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from __________ to __________

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

________________________________

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. On August 13, 2018 the registrant launched its ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (File No. 333-215272), which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were no shares of common stock held by non-affiliates at June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 27, 2019, there were 1,730,513 outstanding shares of common stock issued and outstanding.

Cottonwood Communities, Inc.
Form 10-K
For the Year Ended December 31, 2018

Part I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. You should not rely on these forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our actual results, performance and achievements may be materially different from those expressed or implied by these forward-looking statements.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have no operating history and, other than as described herein, have not identified any assets to acquire with the proceeds from our initial public offering. We depend on our advisor to identify suitable investments and to manage our investments. There is no assurance that we will be able to successfully achieve our investment objectives.

•
Our distributions may be paid from sources such as borrowings, offering proceeds, advances or the deferral of fees and expense reimbursements (which may constitute a return of capital). We have not established a limit on the amount of proceeds from our offering that we may use to fund distributions. Distributions from sources other than our cash flow from operations would reduce the funds available to us for investments in multifamily apartment communities and multifamily real estate-related assets, which could reduce our stockholders’ overall return. During the early stages of our operations, it is likely that we will use sources of funds which may constitute a return of capital to fund distributions.

•
Our officers and certain of our directors are also officers and directors of our sponsor, our advisor or its affiliates. As a result, our officers and affiliated directors are subject to conflicts of interest.

•
Our ability to raise money and achieve our investment objectives depends on the ability of the dealer manager to successfully market our offering. If we raise substantially less than the maximum offering amount, we may not be able to invest in a diverse portfolio of assets and the value of an investment in us may vary more widely with the performance of certain investments.

•	We will pay certain fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties.

•
Development projects in which we invest will be subject to potential development and construction delays which will result in increases costs and risks and may hinder our operating results and ability to make distributions.

•
We may incur significant debt in certain circumstances. Our use of leverage increases the risk of an investment in us. Loans we obtain may be collateralized by some or all of our investments, which will put those investments at risk of forfeiture if we are unable to pay our debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for other purposes.

•
Volatility in the debt markets could affect our ability to obtain financing for investments or other activities related to real estate assets and the diversification or value of our portfolio, potentially reducing cash available for distribution to our shareholders or our ability to make investments. In addition, if any of the loans we obtain have variable interest rates, volatility in the debt markets could negatively impact such loans.

•
If we fail to continue to qualify as a REIT, it would adversely affect our operations and our ability to make distributions to our shareholders because we will be subject to United States federal income tax at regular corporate rates with no ability to deduct distributions made to our shareholders.

We provide additional risks related to our business under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-215272) for our initial public offering. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

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

On December 18, 2018, we satisfied the minimum offering requirement in all states where we are conducting our ongoing initial public offering (except Kansas, New York, Ohio, Pennsylvania and Washington) and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, we issued and sold 247,054 shares of our common stock in the Offering and the escrow agent released proceeds of $2,469,900 to us as payment for such shares. Subsequently we reached the New York and Kansas minimum offering amounts and admitted investors from both states. We intend to continue selling shares in the Offering for which we will use the proceeds to make investments in accordance with our investment strategy and policies.

We operate under the direction of our board of directors. Upon the launch of the Offering our board of directors retained Cottonwood Communities Management, LLC, to act as our advisor and property manager and conduct our operations and manage our portfolio of real estate investments, subject to the supervision of the board of directors. Effective March 1, 2019, as a result of the determination by our sponsor to restructure the ownership of the entity that provides our advisory services, our advisory services are provided by a newly formed affiliate of our sponsor, CC Advisors III, LLC. As an affiliate of our sponsor, our advisor will continue to rely on the same expertise and experience of the sponsor and its affiliates to provide our advisory services. Property management services will continue to be provided by Cottonwood Communities Management, LLC. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events" herein for additional information regarding the change in our advisor. We have no paid employees.

We intend to qualify as a real estate investment trust beginning with the taxable year ending December 31, 2019. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through Cottonwood Communities O.P., LP (the "Operating Partnership"). We are the general partner of the Operating Partnership.

Our entire activity since inception to December 31, 2018 was to prepare for our initial public offering of our common stock. Except as described in this Annual Report, we have not identified any investment opportunities in which there is a reasonable probability we will invest as of the date of this Annual Report.

Economic Dependency
We are dependent on our advisor and its affiliates and the dealer manager for certain services that are essential to us, including the sale of our shares in our ongoing public offering; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of our investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

Competitive Market Factors
The success of our investment portfolio depends, in part, on our ability to acquire apartment communities that provide attractive and stable returns. We face competition from various entities for investment opportunities in apartment community properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
Furthermore, we face competition from other apartment communities for tenants. This competition could reduce occupancy levels and revenues at our apartment communities, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities will be located. Overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates.
Compliance with Federal, State and Local Environmental Law
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.
We intend to subject our multifamily apartment communities to an environmental assessment prior to acquisition; however, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase. There may be hidden environmental hazards that may not be discovered prior to acquisition. The costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or rent the property or to borrow using the property as collateral.
Employees
We have no paid employees. The employees of our advisor or their affiliates provide management, acquisition, advisory and certain administrative services for us.
Principal Executive Office
Our principal executive offices are located at 6340 South 3000 East, Suite 500, Salt Lake City, Utah 84121.
Available Information
Access to copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge through a link to the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

Item 1A. Risk Factors

We have omitted risk factors from this Annual Report on Form 10-K pursuant to rules applicable to smaller reporting companies. We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-215272) risk factors which materially affect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We satisfied the minimum offering amount of $2,000,000 in gross offering proceeds and broke escrow in our initial public offering on December 18, 2018. As of December 31, 2018, we did not own any real property.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by government authorities.

Item 4. Mine Safety Disclosures

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is currently no public market for our shares and we currently have no plans to list our shares on a securities exchange.

To assist FINRA members and their associated persons that participate in our ongoing initial public offering, we disclose in each annual report distributed to shareholders a per share estimated value of our shares developed in a manner reasonably designed to ensure it is reliable, the method by which it was developed and the date of the estimated valuation. For these purposes, the estimated value per share of our common stock is the net investment amount of our shares, which net investment amount is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table for our initial public offering.  As of December 31, 2018, this estimated value per share is $10.00 per share of our common stock, which is also the current purchase price for shares of our common stock in our initial public offering. No later than May 17, 2021 (which date is 150 days following the second anniversary of the date we broke escrow in our initial public offering) we will provide a net asset value ("NAV") per share. This value will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service. Once we announce an NAV per share, we generally expect to update the NAV per share annually.

Until we report an NAV per share, this initial reported value will likely differ from the price at which a stockholder could resell his or her shares primarily because we established the offering price of our shares on an arbitrary basis and the selling price bears no relationship to our book or asset values or to any other established criteria for valuing shares.

As of December 31, 2018, there were 66 holders of record of our common stock. As of March 27, 2019, there were 344 holders of record of our common stock.

Distribution Policy

As of December 31, 2018, we had not paid distributions. We generally expect to pay distributions based on daily record dates on a monthly basis. We have not established a minimum distribution level, and our charter does not require that we make distributions to our shareholders. We may also issue stock dividends. The timing and amount of distributions will be determined by our board of directors in its sole discretion and may vary from time to time.

To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our common shareholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

Our board of directors considers many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements. We expect to have little, if any, cash flow from operations available for cash distributions until we make substantial investments. It is therefore likely that, at least during the early stages of our development, and from time to time during our operational stage, our board will declare cash distributions that will be paid in advance of our receipt of cash flow that we expect to receive during a later period. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. In these instances, where we do not have sufficient cash flow to cover our distributions, we expect to use the proceeds from our initial public offering, the proceeds from the issuance of securities in the future or proceeds from borrowings to pay distributions. We may borrow funds, issue new securities or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital. We may also fund such distributions from third-party borrowings. If we fund cash distributions from borrowings, sales of assets or the proceeds from our initial public offering, we will have less funds available for the acquisition of real estate and real estate-related assets and the overall return to our shareholders may be reduced. Further, to the extent cash distributions exceed cash flow from operations, a shareholder’s basis in our stock will be reduced and, to the extent distributions exceed a shareholder’s basis, the shareholder may recognize capital gain. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.

In addition to cash distributions, our board of directors may declare stock dividends. Although there are a number of factors that we will consider in connection with such a declaration, such stock dividends are most likely to be declared if our board of directors believes that (i) our portfolio has appreciated in value from its aggregate acquisition cost or (ii) additional sales of common stock in our initial public offering at the current offering prices would dilute the value of a share to our then existing shareholders. Especially given the investment opportunities at this time and during an ongoing public offering, distributions in shares of our common stock may be in the long-term best interests of our shareholders.

Unregistered Sale of Equity Securities

During the year ended December 31, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933 (the "Act").

Use of Proceeds

On August 13, 2018, our Registration Statement on Form S-11 (File No. 333-215272), covering our offering of up to $750,000,000 in shares of common stock through a primary offering of $675,000,000 and a distribution reinvestment plan ("DRP") offering of $75,000,000, was declared effective under the Act. We are offering our shares in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers) and shares in the DRP Offering initially at $10.00 per share, all without any upfront costs or expenses charged to the investor. We commenced our initial public offering on August 13, 2018 upon retaining Orchard Securities, LLC as the dealer manager of our offering. We expect our primary offering to last until August 13, 2020 (unless extended by our board of directors for an additional year or as otherwise permitted by applicable securities laws). We may sell shares under the DRP Offering beyond the termination of the primary offering until we have sold all the shares under the plan. As of December 31, 2018, we had sold 346,654 shares of our common stock in the public offering for aggregate gross offering proceeds of $3,465,900.

As of December 31, 2018, organization and offering costs of approximately $1,513,000 have been incurred by our advisor in connection with our initial public offering. Our advisor is obligated to pay all organization and offering costs in connection with our initial public offering on our behalf without reimbursement by us.

We expect to use the proceeds of our initial public offering to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets, including potential development projects, located throughout the United States.

Share Repurchase Program

Our board of directors has adopted a share repurchase program whereby, on a quarterly basis, shareholders may request that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at our discretion, subject to limitations in the share repurchase plan. The total amount of aggregate repurchased shares will be limited to 5% of the weighted average number of shares of common stock outstanding during the prior calendar year. In addition, during any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year.

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

(1) For the purposes of the share repurchase program, the "estimated value per share" will initially be equal to the purchase price per share at which the original purchaser or purchasers of the shares bought its shares from us, and the purchase price per share will be adjusted to reflect any stock dividends, combinations, splits, recapitalizations or any similar transaction with respect to the shares outstanding.

Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program for any reason upon 15 days’ notice to our stockholders.

During the quarter ended December 31, 2018, we did not repurchase any shares of our common stock as we broke escrow in our initial public offering on December 18, 2018 and no shares were submitted for redemption. Based on the redemption limitations described above, as of December 31, 2018, there are no proceeds from our distribution reinvestment plan available for eligible redemptions for the 2019 calendar year.

Item 6. Selected Financial Data

The following selected consolidated historical financial data should be read in conjunction with the information set forth under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that start on page F-1 of this report.

	Year Ended December 31,
	2018	2017
Operating Data:
Total revenues	$—	$—
Total expenses	100,209	—
Net loss	$(100,209)	$—

Per Share Data:
Net loss per share of common stock	$(3.13)	$—
Distributions declared per share of common stock	$—	$—

Balance Sheet Data:
Total assets	$3,723,454	$200,000
Total liabilities	$157,763	$—
Total equity	$3,565,691	$200,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

References herein to "Company," “we,” us,” and “our” refer to Cottonwood Communities, Inc. together with its subsidiaries. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under "Cautionary Note Regarding Forward Looking Statements" at the beginning of this Annual Report on Form 10-K and "Risk Factors" in our Registration Statement on Form S-11 (File No. 333-215272).

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

On December 18, 2018, we satisfied the minimum offering requirement in all states where we are conducting our ongoing initial public offering (except Kansas, New York, Ohio, Pennsylvania and Washington) and the Company’s board of directors authorized the release of proceeds from escrow. As of such date, we issued and sold 247,054 shares of our common stock in the Offering and the escrow agent released proceeds of $2,469,900 to us as payment for such shares. Subsequently we reached the New York and Kansas minimum offering amounts and admitted investors from both states. We intend to continue selling shares in the Offering for which we will use the proceeds to make investments in accordance with our investment strategy and policies.

We operate under the direction of our board of directors. Upon the launch of the Offering our board of directors retained Cottonwood Communities Management, LLC, to act as our advisor and property manager and conduct our operations and manage our portfolio of real estate investments, subject to the supervision of the board of directors. Effective March 1, 2019, as a result of the determination by our sponsor to restructure the ownership of the entity that provides our advisory services, our advisory services are provided by a newly formed affiliate of our sponsor, CC Advisors III, LLC. As an affiliate of our sponsor, our advisor will continue to rely on the same expertise and experience of the sponsor and its affiliates to provide our advisory services. Property management services will continue to be provided by Cottonwood Communities Management, LLC. See "Subsequent Events" below for additional information regarding the change in our advisor. We have no paid employees.

We intend to qualify as a real estate investment trust beginning with the taxable year ending December 31, 2019. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through Cottonwood Communities O.P., LP (the "Operating Partnership"). We are the general partner of the Operating Partnership.

Our entire activity since inception to December 31, 2018 was to prepare for our initial public offering of our common stock. Except as described in this Annual Report, we have not identified any investment opportunities in which there is a reasonable probability we will invest as of the date of this Annual Report.

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

Results of Operations

As of December 31, 2018, we had not commenced active real estate operations as we broke escrow in our initial public offering on December 18, 2018 and had not yet identified any investment opportunities in which to invest with the proceeds from the offering. For the year ended December 31, 2018, our results of operations consisted entirely of general and administrative expenses. We had no operating activity for the year ended December 31, 2017. As mentioned above, our advisor is paying all selling commissions, dealer manager fees and organizational and offering expenses related to our offering on our behalf without reimbursement by us.

Liquidity and Capital Resources

We are dependent upon the proceeds from the Offering to conduct our proposed operations. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Offering, from secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations. As of the date of this Annual Report on Form 10-K, we have not made any investments. Our assets at December 31, 2018 consisted of $3,723,454 of cash and other assets.

If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations, or from net cash proceeds from the sale of properties.

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

We intend to make an election to be taxed as a REIT under the Internal Revenue Code. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Provided we have sufficient available cash flow, we intend to make distributions on a monthly basis based on daily record dates. We have not established a minimum distribution level.

Cash Flows

On December 2, 2016, the Company was capitalized with a $200,000 investment by Cottonwood Residential O.P, LP. As of December 31, 2018, we had received proceeds from the Offering of $3,209,900. As of March 27, 2019, proceeds from the Offering were $17,078,127.

As of December 31, 2018, we had not paid any distributions.

Critical Accounting Policies

A critical accounting policy is one that is both important to our financial condition and results of operations and that involves some degree of uncertainty. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We believe that the estimates and assumptions listed below are those that will be critical to the portrayal of our financial condition and results of operations once we begin operations because they require the greatest subjective determinations.

Principles of Consolidation and Variable Interest Entities

In certain circumstances, we may acquire assets through joint ventures, mergers or other types of business combinations with other investors. In determining the consolidation treatment of these partially owned entities, we must determine whether the variable interest model would apply. Variable interest entities (“VIE”s) are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party with both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

There are judgments and estimates involved in determining if an entity in which we will make an investment will be a VIE and if so, if we will be the primary beneficiary. The determination of whether an entity is a VIE includes consideration of various factors. These factors include review of the formation and design of the entity, its organizational structure, including decision-making ability and relevant financial agreements, and analysis of the forecasted cash flows of the entity. We make an initial determination upon acquisition of a VIE, and reassesses the initial evaluation of an entity as a VIE upon the occurrence of certain events. A change in judgments, assumptions and estimates could result in consolidating an entity that had not been previously consolidated or accounting for an investment on the equity method that had been previously consolidated, the effects of which could be material to our results of operations and financial condition.

For more information regarding our significant accounting policies, including a brief description of recent accounting pronouncements that could have a material impact on our financial statements, see Note 3 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Status of the Offering

We commenced the public offering on August 13, 2018. As of March 27, 2019, we had sold 1,710,513 shares of common stock in our public offering for aggregate gross offering proceeds of $17,078,127. Included in these amounts were 1,802 shares of common stock sold pursuant to our distribution reinvestment plan for aggregate gross offering proceeds of $18,021.

Distributions Paid

On February 6, 2019, we paid distributions of $28,390 which related to distributions for daily record dates for each day in the period from December 18, 2018 through January 31, 2019. On March 7, 2019, we paid distributions of $29,890, which related to distributions for daily record dates for each day in the period from February 1, 2019 through February 28, 2019.

Distributions Declared

On March 18, 2019, our board of directors declared a cash distribution in the amount of $0.02465753 per share on the outstanding shares of our common stock to stockholders of record as of March 18, 2019. Also on March 18, 2019, our board of directors declared cash distributions on the outstanding shares of our common stock based on daily record dates for the period from March 19, 2019 through March 31, 2019, which we expect to pay in April 2019; the period from April 1, 2019 through April 30, 2019, which we expect to pay in May 2019; and the period from May 1, 2019 through May 31, 2019, which we expect to pay in June 2019. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00136986 per share per day.

Restructuring of Advisor

On March 28, 2019, we entered various agreements with our advisor and property manager, Cottonwood Communities Management, LLC ("CC Management"), and its affiliates, as described below, as a result of the determination by our sponsor to restructure the ownership of the entity that provides our advisory services. Effective March 1, 2019, our advisory services are provided by a newly formed affiliate of our sponsor, CC Advisors III, LLC (“CC Advisors III”). Cottonwood Capital Management, Inc. (“Cottonwood Capital Management”) wholly owns CC Management and will continue to have an indirect ownership interest in the new advisor, CC Advisors III; however, two additional entities in which employees of Cottonwood Residential O.P., LP

("CROP") have an ownership interest will also have an indirect ownership interest in our new advisor. As our advisor will be an affiliate of our sponsor, our new advisor will continue to rely on the same expertise and experience of the sponsor and its affiliates to provide our advisory services. Property management services will continue to be provided by CC Management under separate property management agreements to be entered at the time we acquire a property. In addition, a new entity, Cottonwood Communities Advisors Promote, LLC (“CC Advisors Promote”) owns the promotional interest in us previously held by Cottonwood Communities Investor, LLC (“CC Investor”).

In order to implement these restructuring changes, we entered the following agreements: First Amendment to the Advisory Agreement, among us, CC Management and the Operating Partnership (the “Advisory Agreement Amendment”); First Amendment to the Three-Party Agreement among us, CC Management, and the Operating Partnership (the “Three-Party Agreement Amendment”); and Three-Party Agreement (Property Management) among us, CC Management and the Operating Partnership (the “Three-Party Agreement (Property Management)”). The Advisory Agreement Amendment removes property management services from the advisory agreement so that property management services remain with CC Management and the advisory agreement and related external advisory services could be transferred to CC Advisors III. The Three-Party Agreement Amendment and the Three- Party Agreement (Property Management) reflect changes necessary to address the fact that advisory services and property management will be provided by separate entities going forward.

In addition, as general partner of the Operating Partnership, we consented to the assignment of the promotional interest held by CC Investor, the sole limited partner of the Operating Partnership, to CROP and then to CC Advisors Promote. Finally, following the consent of the conflicts committee, we also entered into the Assignment of the Advisory Service Contracts among us, CC Management, Cottonwood Capital Management, Cottonwood Communities Advisors, LLC (“CC Advisors”) and CC Advisors III pursuant to which CC Management assigned and transferred all of its rights, obligations and interests in the advisory agreement, the three party agreement, and the dealer manager agreement to Cottonwood Capital Management; which in turn assigned and transferred all of its rights, obligations and interests in the agreements to CC Advisors; which in turn assigned and transferred all of its rights, obligations and interests in the agreements to CC Advisors III. As a result, effective March 1, 2019, CC Advisors III will provide all of the services under the advisory agreement and will be responsible for the payment of all organization and offering expenses in the Offering without reimbursement by us.

Amendment to Operating Partnership Agreement

On March 28, 2019, we, as general partner of the Operating Partnership, entered the First Amendment to Limited Partnership Agreement of Cottonwood Communities OP, LP with CC Investor, the sole limited partner (the “OP Amendment”). The OP Amendment requires that our stockholders, together as a collective group, instead of us as general partner, receive distributions sufficient to provide the return required before CC Investor can receive the promotional interest in the Operating Partnership. In addition, the OP Amendment provides that if the separate one-time payment is payable to CC Investor following the termination or non-renewal of our advisory agreement for reasons unrelated to a liquidity event for our stockholders, the payment shall be in the form of an interest-bearing promissory note that is payable after our stockholders have actually received distributions in the amount required before CC Investor can receive the promotional interest. In addition, if the promissory note has not been repaid prior to a liquidity event for our stockholders, the promissory note shall be paid in full on the date of or immediately prior to the liquidity event. Effective as of March 1, 2019, pursuant to the agreements described above, the promotional interest is held by CC Advisors Promote.

Amendment to Dealer Manager Agreement

On March 28, 2019, we entered Amendment no. 1 to Dealer Manager Agreement (the “Amendment to Dealer Manager Agreement”) with CC Management and Orchard Securities, LLC. The Amendment to Dealer Manager Agreement provides that the reallowance of the dealer manager fee for a non-accountable marketing and due diligence allowance shall be limited to 1.00% of the gross proceeds from the primary offering, except in select cases when it may be up to 1.25% of the gross proceeds from the primary offering. In circumstances where 1.00% of offering proceeds are reallowed, the dealer manager fee will be 2.75%.

Identification of Property for Investment

On March 28, 2019, we entered into a purchase agreement with Luma at West Palm Beach, LLC, an unaffiliated third party, to acquire Luma at West Palm Beach, a 245-unit, elevator-serviced, concrete and stucco community in West Palm Beach, Florida built in 2018. The purchase price is $67,000,000, of which $1,000,000 was provided in non-refundable earnest money upon execution of the purchase agreement.

We expect the acquisition of the property to close in May 2019. Although we expect to close in accordance with the terms of the purchase agreement, there can be no assurance that events will not arise that could prevent us from acquiring this property.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item and the report of the independent accountants thereon required by Item14(a)(2) appear on pages F-2 to F-12. See accompanying Index to the Consolidated Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e)and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. We expect to issue management’s first assessment regarding internal control over financial reporting for the year ending December 31, 2019.

Item 9B. Other Information

Restructuring of Advisor

On March 28, 2019, we entered various agreements with our advisor and property manager, Cottonwood Communities Management, LLC ("CC Management"), and its affiliates, as described below, as a result of the determination by our sponsor to restructure the ownership of the entity that provides our advisory services. Effective March 1, 2019, our advisory services are provided by a newly formed affiliate of our sponsor, CC Advisors III, LLC (“CC Advisors III”). Cottonwood Capital Management, Inc. (“Cottonwood Capital Management”) wholly owns CC Management and will continue to have an indirect ownership interest in the new advisor, CC Advisors III; however, two additional entities in which employees of Cottonwood Residential O.P., LP ("CROP") have an ownership interest will also have an indirect ownership interest in our new advisor. As our advisor will be an affiliate of our sponsor, our new advisor will continue to rely on the same expertise and experience of the sponsor and its affiliates to provide our advisory services. Property management services will continue to be provided by CC Management under separate property management agreements to be entered at the time we acquire a property. In addition, a new entity, Cottonwood Communities Advisors Promote, LLC (“CC Advisors Promote”) owns the promotional interest in us previously held by Cottonwood Communities Investor, LLC (“CC Investor”).

In order to implement these restructuring changes, we entered the following agreements: First Amendment to the Advisory Agreement, among us, CC Management and the Operating Partnership (the “Advisory Agreement Amendment”); First Amendment to the Three-Party Agreement among us, CC Management, and the Operating Partnership (the “Three-Party Agreement Amendment”); and Three-Party Agreement (Property Management) among us, CC Management and the Operating Partnership (the “Three-Party Agreement (Property Management)”). The Advisory Agreement Amendment removes property management services from the advisory agreement so that property management services remain with CC Management and the advisory agreement and related external advisory services could be transferred to CC Advisors III. The Three-Party Agreement Amendment and the Three- Party Agreement (Property Management) reflect changes necessary to address the fact that advisory services and property management will be provided by separate entities going forward.

In addition, as general partner of the Operating Partnership, we consented to the assignment of the promotional interest held by CC Investor, the sole limited partner of the Operating Partnership, to CROP and then to CC Advisors Promote. Finally, following the consent of the conflicts committee, we also entered into the Assignment of the Advisory Service Contracts among us, CC Management, Cottonwood Capital Management, Cottonwood Communities Advisors, LLC (“CC Advisors”) and CC

Advisors III pursuant to which CC Management assigned and transferred all of its rights, obligations and interests in the advisory agreement, the three party agreement, and the dealer manager agreement to Cottonwood Capital Management; which in turn assigned and transferred all of its rights, obligations and interests in the agreements to CC Advisors; which in turn assigned and transferred all of its rights, obligations and interests in the agreements to CC Advisors III. As a result, effective March 1, 2019, CC Advisors III will provide all of the services under the advisory agreement and will be responsible for the payment of all organization and offering expenses in the Offering without reimbursement by us.

Amendment to Operating Partnership Agreement

On March 28, 2019, we, as general partner of the Operating Partnership, entered the First Amendment to Limited Partnership Agreement of Cottonwood Communities OP, LP with CC Investor, the sole limited partner (the “OP Amendment”). The OP Amendment requires that our stockholders, together as a collective group, instead of us as general partner, receive distributions sufficient to provide the return required before CC Investors can receive the promotional interest in the Operating Partnership. In addition, the OP Amendment provides that if the separate one-time payment is payable to CC Investor following the termination or non-renewal of our advisory agreement for reasons unrelated to a liquidity event for our stockholders, the payment shall be in the form of an interest-bearing promissory note that is payable after our stockholders have actually received distributions in the amount required before CC Investor can receive the promotional interest. In addition, if the promissory note has not been repaid prior to a liquidity event for our stockholders, the promissory note shall be paid in full on the date of or immediately prior to the liquidity event. As of March 1, 2019, pursuant to the agreements described above, the promotional interest is held by CC Advisors Promote.

Amendment to Dealer Manager Agreement

On March 28, 2019, we entered Amendment no. 1 to Dealer Manager Agreement (the “Amendment to Dealer Manager Agreement”) with CC Management and Orchard Securities, LLC. The Amendment to Dealer Manager Agreement provides that the reallowance of the dealer manager fee for a non-accountable marketing and due diligence allowance shall be limited to 1.00% of the gross proceeds from the primary offering, except in select cases when it may be up to 1.25% of the gross proceeds from the primary offering. In circumstances where 1.00% of offering proceeds are reallowed, the dealer manager fee will be 2.75%.

Identification of Property for Investment

On March 28, 2019, we entered into a purchase agreement with Luma at West Palm Beach, LLC, an unaffiliated third party, to acquire Luma at West Palm Beach, a 245-unit, elevator-serviced, concrete and stucco community in West Palm Beach, Florida. The purchase price is $67,000,000, of which $1,000,000 was provided in non-refundable earnest money upon execution of the purchase agreement.

We expect the acquisition of the property to close in May 2019. Although we expect to close in accordance with the terms of the purchase agreement, there can be no assurance that events will not arise that could prevent us from acquiring this property.

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are set forth below:

Name*	Age**	Positions
Enzio Cassinis	41	Chief Executive Officer and President
Adam Larson	37	Chief Financial Officer
Susan Hallenberg	51	Chief Accounting Officer and Treasurer
Gregg Christensen	49	Chief Legal Officer
Paul Fredenberg	42	Chief Investment Officer
Daniel Shaeffer	48	Chairman of the Board and Director
Chad Christensen	45	Director
R. Brent Hardy	47	Independent Director
Gentry Jensen	47	Independent Director
John Lunt	46	Independent Director

* The address of each executive officer and director listed is 6340 South 3000 East, Suite 500, Salt Lake City, Utah 84121.
** As of December 31, 2018

Enzio Cassinis has been Chief Executive Officer of the Company since October 2018. In addition to serving as the Company’s Chief Executive Officer and President, Mr. Cassinis serves as the Chief Executive Officer and President of Cottonwood Multifamily REIT I, Inc. ("CWMF REIT I") and Cottonwood Multifamily REIT II, Inc. ("CWMF REIT II"), two Cottonwood-sponsored real estate investment trusts that raised $50 million in offerings that were qualified as “Tier 2” offerings pursuant to Regulation A promulgated under the Securities Act. He also serves as the Chief Executive Officer for the Company’s advisor.

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

Adam Larson has been Chief Financial Officer of the Company since October 2018. In addition to serving as the Company’s Chief Financial Officer, Mr. Larson also serves as the Chief Financial Officer of CWMF REIT I and CWMF REIT II. He also serves as Chief Financial Officer for the Company’s advisor.
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
Susan Hallenberg has been an officer of the Company since December 2016, and served as principal accounting officer and principal financial officer of the Company in her role as Chief Financial Officer from December 2016 through September 2018. Ms. Hallenberg continues to serve as principal accounting officer of the Company in her position as Chief Accounting Officer and Treasurer, which positions she has held since October 2018. Ms. Hallenberg also serves as Chief Accounting Officer and Treasurer of CWMF REIT I and CWMF REIT II. She is also Chief Financial Officer and Treasurer of Cottonwood Multifamily Opportunity Fund, Inc. ("CWMF Opp Fund"), a Cottonwood-sponsored program conducting a $50 million offering that was qualified as a "Tier 2" offering pursuant to Regulation A promulgated under the Securities Act. Ms. Hallenberg is also the Chief Financial Officer and Treasurer of Cottonwood Residential II, Inc. and its predecessor entity, positions she has held since May 2005.

Prior to joining the Cottonwood, Ms. Hallenberg served as Acquisitions Officer for Phillips Edison & Company, a real estate investment company. She also served as Vice President for Lend Lease Real Estate Investments, where her responsibilities included financial management of a large mixed-use real estate development project and the underwriting, financing and reporting on multifamily housing development opportunities in the Western United States using tax credit, tax-exempt bond, and conventional financing. She also worked for Aldrich Eastman & Waltch for two years as an Assistant Portfolio Controller. Ms. Hallenberg started her career at Ernst & Young where she worked in the firm’s audit department for four years.
Ms. Hallenberg holds a BA in Economics/Accounting from The College of the Holy Cross.
Gregg Christensen has served as our Chief Legal Officer since December 2016. He served as one of our Directors from December 2016 to June 2018. Mr. Christensen also has served as the Executive Vice President, Secretary, General Counsel and a Director of Cottonwood Residential II, Inc. and its predecessor entities since 2007. He holds similar officer positions with CWMF REIT I, CWMF REIT II and CWMF Opp Fund. In addition, he serves as a director of CWMF Opp Fund. Mr. Christensen oversees and coordinates all legal aspects of Cottonwood Residential II, Inc. and its affiliates, including our company, and is also actively involved in operations, acquisitions, and due diligence activities for us and our affiliates.

Prior to joining Cottonwood Residential, Inc., Mr. Christensen was a principal, managing director and general counsel of Cherokee & Walker, an investment company focused on real estate investments and private equity investments in real estate related companies. Previously, Mr. Christensen practiced law with Nelson & Senior in Salt Lake City. His areas of practice included real estate and corporate law. He is a member of the Utah State Bar, as well as the Bar of the United States District Court for the District of Utah. Mr. Christensen has been involved in real estate development, management, acquisition, disposition and financing for more than 22 years.

Mr. Christensen holds an Honors Bachelor of Arts Degree in English from the University of Utah and a Juris Doctorate Degree from the University of Utah, S.J. Quinney College of Law. Gregg Christensen and Chad Christensen are brothers.

Paul Fredenberg has been Chief Investment Officer of the Company since October 2018. In addition to serving as the Company’s Chief Investment Officer, Mr. Fredenberg serves as the Chief Investment Officer of CWMF REIT I, CWMF REIT II, and our advisor, positions he has held since October 2018.

Through September 2018, Mr. Fredenberg served as the Senior Vice President of Acquisitions of Cottonwood Residential, Inc. a position he had held since September 2005.  As Senior Vice President of Acquisitions, he focused exclusively on sourcing and evaluating new multifamily investment opportunities for Cottonwood Residential, Inc. Prior to joining Cottonwood in 2005, Mr. Fredenberg worked in the Investment Banking division of Wachovia Securities advising clients on mergers and acquisitions activities across multiple industries. He has also held investment banking and management consulting positions at Piper Jaffray and the Arbor Strategy Group.
Mr. Fredenberg holds an MBA from the Wharton School at the University of Pennsylvania, an MA in Latin American Studies from the University of Pennsylvania, and a BA in Economics from the University of Michigan, Ann Arbor.
Daniel Shaeffer has served as one of our Directors since July 2016 and as our Chairman of the Board since October 2018. He was formerly our Chief Executive Officer from December 2016 through September 2018. Mr. Shaeffer also has served as the Chief Executive Officer and a Director of Cottonwood Residential II, Inc. and its predecessor entities since 2004. He is also a director of CWMF REIT I, CWMF REIT II and CWMF Opp Fund. In addition, he serves as Chief Executive Officer of CWMF Opp Fund. Mr. Shaeffer’s primary responsibilities include overseeing acquisitions, capital markets and strategic planning for Cottonwood Residential II, Inc. and its affiliates.

Before co-founding Cottonwood Capital, LLC, a predecessor to Cottonwood Residential II, Inc., in 2004, Mr. Shaeffer worked as a senior equities analyst with Wasatch Advisors of Salt Lake City. Prior to joining Wasatch Advisors, Mr. Shaeffer was a Vice President of Investment Banking at Morgan Stanley. Mr. Shaeffer began his career with Ernst & Young working in the firm’s audit department. Mr. Shaeffer has been involved in real estate development, management, acquisition, disposition and financing for more than 13 years.

Mr. Shaeffer holds an International MBA from the University of Chicago Graduate School of Business and a BS in Accounting from Brigham Young University and is a Certified Public Accountant.

The board of directors has determined that it is in the best interests of our company and our shareholders for Mr. Shaeffer, in light of his day-to-day company-specific operational experience, significant finance and market experience, and his real estate experience, to serve as a director on the board of directors.

Chad Christensen has served as one of our Directors since July 2016 and was formerly our President and Chairman of the Board from December 2016 through September 2018. Mr. Christensen also has served as the President and a Director of Cottonwood Residential II, Inc. and its predecessor entities since 2004. He is also a director of CWMF REIT I, CWMF REIT II and CWMF Opp Fund. In addition, he serves as President and Chairman of the Board of CWMF Opp Fund. Mr. Christensen oversees financial and general operations for Cottonwood Residential II, Inc. and its affiliates. Mr. Christensen is also actively involved in acquisitions, marketing and capital raising activities for Cottonwood Residential II, Inc. and its affiliates

Before co-founding Cottonwood Capital, LLC, a predecessor to Cottonwood Residential II, Inc., in 2004, Mr. Christensen worked with the Stan Johnson Company, a national commercial Real Estate Brokerage firm in Tulsa, Oklahoma. Early in his career, Mr. Christensen founded Paramo Investment Company, a small investment management company. Mr. Christensen has been involved in real estate development, management, acquisition, disposition and financing for more than 15 years.

Mr. Christensen holds a MBA from The Wharton School at the University of Pennsylvania with an emphasis in Finance and Real Estate and a BA in English from the University of Utah. Mr. Christensen also holds an active real estate license. Chad Christensen and Gregg Christensen are brothers.

The board of directors has determined that it is in the best interests of our company and our shareholders for Mr. Christensen, in light of his day-to-day company-specific operational experience, significant finance and market experience, and his real estate experience, to serve as a director on the board of directors.

R. Brent Hardy is one of our independent directors, a position he has held since June 2018. Since April 2018, Mr. Hardy has served as Managing Director and Senior Vice President of Asset Management at Merit Hill Capital, a real estate investment firm focused on acquiring and managing a portfolio of self-storage facilities across the United States. Mr. Hardy has been in the commercial real estate development, construction and asset management business for over 20 years. From September 2001 to April 2018, Mr. Hardy was Senior Vice President of Construction & Capital Asset Management at Extra Space Storage, the second largest operator of self-storage facilities in the United States and a New York Stock Exchange traded REIT. At Extra Space Storage, Mr. Hardy directed global construction, property development and long term asset preservation efforts and oversaw the “Certificate of Occupancy” and “Property Redevelopment and Expansion” programs. He contributed to the overall planned growth of the company, implementing essential asset management systems and processes to effectively oversee the firms portfolio of over 1450 assets nationwide. Mr. Hardy was also responsible for facility planning and design, property rebranding and corporate procurement efforts and was heavily involved in corporate responsibility, portfolio efficiency and innovation, and the implementation of energy management and sustainability programs. Prior to commencing his career with Extra Space Storage, Mr. Hardy spent several years with various firms in real estate, construction and operations management.

Mr. Hardy graduated from the University of Utah with a B.A. degree in Political Science and a minor in Spanish.

Our board of directors selected Mr. Hardy as an independent director for reasons including his over 20 years of experience in the commercial real estate development, construction and asset management industries and his strategic business abilities and skills in responding to operational challenges and opportunities within an organization. In particular, our board of directors believes Mr. Hardy’s experience in asset management at Extra Space Storage during a period of growth at the company and the depth and breadth of Mr. Hardy’s exposure to complex real estate, strategic and corporate issues throughout his career would make him a valuable asset to our board of directors. Having worked at a public REIT gives him additional perspective and insight into public companies such as ours.

Gentry Jensen is one of our independent directors, a position he has held since June 2018. Since 2011, Mr. Jensen has served as the Chief Executive Officer of Penumbra Brands, LLC, a leading provider of protective, technologically differentiated accessories for mobile devices. From 2009 to 2011, he served as District Manager of Schindler Elevator Corporation and from 2005 through 2008, he served as President of Wentworth Development, a Utah-based commercial real estate brokerage and property management firm, and from 2002 through 2004, Mr. Jensen was an associate in asset management and portfolio construction modeling with JP Morgan Private Bank in New York. Prior to entering the business world, Mr. Jensen served on active duty as a Navy SEAL, completing overseas deployments in Eastern Europe and throughout Asia.

Mr. Jensen holds an MBA in Finance from the Wharton School at the University of Pennsylvania and a BS, with Merit, in Systems Engineering from the United States Naval Academy.

Our board of directors selected Mr. Jensen as an independent director for reasons including his executive leadership experience with multiple companies and as a Navy SEAL, his professional and educational background and his prior experience in commercial real estate brokerage and property management.

John Lunt is one of our independent directors, a position he has held since June 2018. In January 2003, Mr. Lunt founded Lunt Capital Management, Inc., a registered investment advisor, and since January 2003, he has served as its President. The firm builds and manages investment strategies used by financial advisors around the United States and provides research and advice for investments across asset classes, including U.S. equities, international equities, fixed income, real estate, commodities and currencies. Mr. Lunt co-created the methodology for eight index strategies calculated by S&P Dow Jones Indices. He is a charter member of the ETF Strategists Roundtable for key influencers associated with ETF management, and writes regularly about financial markets for ETFTrends.com. From 2001 to June 2014, he served on the board of the Utah Retirement Systems, a $20 billion pension fund, and from 2004 to 2007, he served as board President. Since February 2013, Mr. Lunt has served on the investment advisory committee for the $10 billion Utah Educational Savings Plan (My529) and since August 2017, he served as Chairman of the committee. Since September 2014, he has served as a member of the Board of Trustees for the $2 billion Utah School & Institutional Trust Funds Office. He has been a featured speaker at investment conferences around the United States, and has written extensively about financial markets.

Mr. Lunt graduated Magna Cum Laude with University Honors from Brigham Young University with a B.A. degree in Economics, and he later received an MBA in Finance and International Business from New York University. Mr. Lunt completed the Program for Advanced Trustee Studies at Harvard Law School and finished a number of courses at the New York Institute of Finance on trading and portfolio management.

Our board of directors selected Mr. Lunt as an independent director for reasons including his executive leadership experience, his professional and educational background, his network of relationships with finance and investment professionals and his extensive background and experience in public markets and in real estate and finance transactions and investments. In addition, his experience as founder and President of Lunt Capital Management and his service as a director of various pension funds provide him an understanding of the issues facing companies that make investments in real estate and oversee those investments.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common stock, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file. None of the foregoing persons were required to file Section 16(a) forms during the fiscal year ended December 31, 2018 because the Company was not registered pursuant to Section 12 of the Exchange Act.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors including but not limited to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Upon written request to our Secretary at our principal executive offices, we will provide a copy of our Code of Conduct and Ethics without charge to the requester.

Audit Committee

Audit Committee members are “independent”, consistent with the qualifications set forth in Rule 10A-3 under the Exchange Act, applicable to boards of directors in general and audit committees in particular. Mr. Lunt is qualified as an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K under the Exchange Act.

Among other things, the audit committee will assist the board in overseeing:

•	our accounting and financial reporting processes;

•	the integrity and audits of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications and independence of our independent registered public accounting firm; and

•	the performance of our internal auditors and our independent registered public accounting firm.

The audit committee is also responsible for engaging our independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, and considering and approving the audit and non-audit services and fees provided by the independent registered public accounting firm. The members of the audit committee are Messrs. Hardy, Jensen and Lunt.

Item 11. Executive Compensation

Executive Officer Compensation

Our compensation committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. However, we currently do not have any paid employees and our executive officers do not receive any compensation directly from us. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence - Report of the Conflicts Committee - Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.

Non-Employee Director Compensation

Any member of our board of directors who is also an employee of our advisor or sponsor does not receive additional compensation for serving on our board of directors. Each independent director receives an annual retainer of $10,000. We pay independent directors for attending board and committee meetings as follows:

•	$500 in cash for each board meeting attended (including if by teleconference); and

•	$500 in cash for each committee meeting attended (if at a different time or place than a board meeting and including if by teleconference).

We also will reimburse our directors for their travel expenses incurred in connection with their attendance at board and committee meetings.

The following table sets forth the compensation earned by our directors for the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash (1)	Total
Chad Christensen	$—	$—
Daniel Shaeffer	—	—
R. Brent Hardy	6,370	6,370
Gentry Jensen	6,370	6,370
John Lunt	6,370	6,370

(1) Amounts reported under the "Fees Earned or Paid in Cash " column reflects the pro-rated portion of their annual retainer for service on the Board of Directors earned during the year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 27, 2019, there were 1,730,513 shares of our common stock issued and outstanding. The following table sets forth, as of March 27, 2019, the amount of our common stock beneficially owned by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Shares Beneficially Owned
Enzio A. Cassinis, Chief Executive Officer and President	_	_
Adam Larson, Chief Financial Officer	_	_
Susan Hallenberg, Chief Accounting Officer and Treasurer	_	_
Paul Fredenberg, Chief Investment Officer	_	_
Gregg Christensen, Chief Legal Officer and Secretary(2)	20,000	1.2%
Daniel Shaeffer, Chairman of the Board and Director(2)	20,000	1.2%
Chad Christensen, Director(2)	20,000	1.2%
R. Brent Hardy, Independent Director	_	_
Gentry Jensen, Independent Director	_	_
John Lunt, Independent Director	_	_
All directors and executive officers as a group	20,000	1.2%

(1) The address of each beneficial owner listed is 6340 South 3000 East, Suite 500, Salt Lake City, Utah 84121.
(2) Gregg Christensen, Daniel Shaeffer, and Chad Christensen are three of the five directors that comprise the board of directors of Cottonwood Residential II, Inc., the general partner of Cottonwood Residential O.P., LP. Cottonwood Residential O.P., LP owns 20,000 shares of the common stock outstanding of the Company. As members of the board of directors of Cottonwood Residential II, Inc., Messrs. Shaeffer, Christensen and Christensen will have the voting and investment control of the shares of our common stock held by Cottonwood Residential O.P., LP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our charter provides that a majority of the directors must be independent directors. We currently have three independent directors of our five-member board of directors. A majority of the directors on any committees established by the board must also be independent. Our board of directors has three standing committees: the audit committee, the conflicts committee and the compensation committee.

Under our charter, an independent director is a person who is not associated and has not been associated within the last two years, directly or indirectly, with our sponsor or advisor or any of their affiliates. A director is deemed to be associated with us or our advisor if he or she owns an interest in, is employed by, is an officer or director of, or has any material business or professional relationship with us, our advisor or any of their affiliates, performs services (other than as a director) for us, is a director for more than three REITs organized by the sponsor or advised by the advisor, or has any material business or professional relationship with the sponsor, advisor or any of their affiliates. A business or professional relationship will be deemed material if the gross income derived by the director from us, the advisor or any of their affiliates exceeds 5% of (1) the director’s annual gross revenue derived from all sources during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with the sponsor, advisor or any of their affiliates or the company.

In addition, although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee, the conflicts committee, and the compensation committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that Messrs. Hardy, Jensen and Lunt each satisfies the New York Stock Exchange independence standards.

Report of the Conflicts Committee
Review of Our Policies
The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Offering Policy. August 13, 2018, we launched our initial public offering of up to $750,000,000 in shares of our common stock (the “Offering”), through a primary offering of $675,000,000 of shares of common stock and a distribution reinvestment plan of up to $75,000,000 of shares of common stock (the “DRP Offering”). We are offering our shares for sale in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers) and shares in the DRP Offering initially at $10.00 per share, all without any upfront costs or expenses charged to the investor. Any offering-related expenses are paid by our advisor without reimbursement by us.
On December 18, 2018, we satisfied the minimum offering requirement in all states where we are conducting the Offering (except Kansas, New York, Ohio, Pennsylvania and Washington) and we authorized the release of proceeds from escrow. Subsequently we reached the New York minimum offering amount and admitted investors from New York. Subsequently we reached the New York and Kansas minimum offering amounts and admitted investors from both states. As of December 31, 2018, we had raised gross offering proceeds of $3,465,900 in the Offering. We had no costs associated with raising capital in the Offering as our advisor has agreed to pay all offering related expenses on our behalf without reimbursement by us.
We believe the Offering is in the best interest of our stockholders because it provides us with the best chance to acquire a diverse portfolio of assets, thereby reducing risk in our portfolio.
Acquisition and Investment Policies. We intend to use the proceeds of the Offering to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets located throughout the United States.  The investments will be comprised primarily of stabilized multifamily apartment communities and land which will be developed into multifamily apartment communities. The strategy may also include mortgage or mezzanine loans to, or preferred equity investments in, entities that have been formed for the purpose of acquiring or developing multifamily apartment communities. We will seek to acquire, develop and actively manage these investments, with the objective of providing a stable source of income for our shareholders and maximizing potential returns upon disposition of the assets through capital appreciation.
We will seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in a property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market). We do not expect to be able to achieve the balance of these allocations until we have raised substantial proceeds in the Offering. Prior to that time, we will balance the goal of achieving our portfolio allocation targets with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. Notwithstanding the foregoing, the actual portfolio allocation may from time to time be outside the target levels provided above due to factors such as a large inflow of capital over a short period of time, the advisor’s or board of directors’ assessment of the relative attractiveness of opportunities, an increase or decrease in the relative value of an investment or limitations or requirements relating to our intention to be treated as a REIT for U.S. federal income tax purposes.  Furthermore, our board of directors may revise the targeted portfolio allocation from time to time, if it determines that a different portfolio composition is in our shareholders’ best interests.
We will target properties located in major metropolitan areas in the United States that have, in the opinion of the advisor and our board of directors, attractive investment dynamics for multifamily apartment owners. We do not intend to designate specific geographic allocations for the portfolio. Our advisor intends to target regions where it sees the best opportunities that support our investment objectives and will attempt to acquire multifamily apartment communities in diverse locations so that we are not overly concentrated in a single area (though we are not precluded from owning multiple properties in a particular area).
As of December 31, 2018, we had not made any investments.
Borrowing Policies. We intend to finance the purchase of multifamily apartment communities with proceeds of the Offering and loans obtained from third-party lenders. We anticipate the use of moderate leverage to enhance total cash flow to our shareholders. We will target an aggregate loan-to-cost or loan-to-value ratio of 45% to 65% at the REIT level; provided, however, that we may obtain financing that is less than or exceeds such ratio in the discretion of our board of directors if the board of directors deems it to be in our best interest to obtain such financing. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets, unless a majority of our conflicts committee finds substantial justification for borrowing a greater amount and such excess borrowings are disclosed in our next quarterly report, along with the conflicts committee’s justification for such excess. Examples of such a substantial justification include obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. We anticipate that all financing obtained to acquire stabilized multifamily apartment communities will be non-recourse to our operating partnership and us (however, it is possible that some of these loans will require us to enter into guaranties with respect to certain non-recourse carve-outs). We may obtain recourse debt in connection with certain development transactions. The terms of any financing to be obtained are not currently known and we have not obtained any financing commitments for any multifamily apartment communities.
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
As of December 31, 2018, we had no debt outstanding.
Disposition Policies. Our advisor will underwrite long-term hold periods for our investments (generally, five to ten years for stabilized operating communities and equity investments in developments, and three to four years for preferred equity or mezzanine debt investments). Our advisor will seek to avoid investment return profiles for stabilized multifamily apartment communities that depend primarily on significant appreciation, and will evaluate development opportunities that align with the overall strategic objectives of our business. We believe that holding our target assets for a long period of time will enable us to execute our business plan, generate stable cash-on-cash returns and drive long-term cash flow and net asset value growth.
From time to time, at the discretion of our board of directors and advisor, we may elect to sell an investment before the end of its underwritten hold period if our advisor believes that will maximize value for us. Our advisor and property manager will closely monitor market conditions and any decision to sell an investment (earlier or later than, or in-line with, underwritten expectations) will depend on a variety of factors. For example, the hold period may be influenced by events such as an anticipated change in the regulatory landscape in the jurisdiction in which the investment is located or an unfavorable expected shift in the investment’s sub-market that may limit future potential upside for the investment. Similarly, the current value or status of the investment’s business plan may influence an investment’s hold period. For example, the advisor may consider current market values relative to underwritten values as well as the opportunity cost of selling the investment immediately or holding the investment for a longer period of time relative to the status of any value creation plan that was established at acquisition.
Liquidation Policy. We currently anticipate holding and managing our investments until August 13, 2028 at the latest. Our charter requires that if we do not list our shares of common stock on a national securities exchange by August 13, 2028, we must either seek shareholder approval of the liquidation of the company; or postpone the decision of whether to liquidate the company if a majority of the board of directors determines that liquidation is not then in the best interests of our shareholders.
We are not, however, required to provide our shareholders a liquidity event by a specified date or at all. If a majority of the board of directors does determine that liquidation is not then in the best interests of our shareholders, our charter requires that the board of directors revisit the issue of liquidation at least annually. Further postponement of listing or shareholder action regarding liquidation would only be permitted if a majority of the board of directors again determined that liquidation would not be in the best interest of our shareholders. If we sought and failed to obtain shareholder approval of our liquidation, our charter would not require us to list or liquidate and would not require the board of directors to revisit the issue of liquidation, and we could continue to operate as before. If we sought and obtained shareholder approval of our liquidation, we would begin an orderly sale of our assets. The precise timing of such sales would take into account the prevailing real estate and finance markets, the economic conditions in the submarkets where our properties are located and the debt markets generally as well as the federal income tax consequences to our shareholders.
Allocation Policy. We rely on our advisor to identify suitable investments. Many investment opportunities that are suitable for us may also be suitable for Cottonwood Residential O.P., LP and Cottonwood Residential II, Inc. or other programs sponsored by such persons and affiliates of such persons. Our sponsor is currently sponsoring one program with investment objectives that overlap ours and that is seeking to invest proceeds from its offering at the same time we are seeking to invest proceeds from the Offering: Cottonwood Multifamily Opportunity Fund, Inc. As of December 31, 2018, Cottonwood Multifamily Opportunity

Fund, Inc. had raised $22.8 of the $50.0 million available for sale in its offering and was considering investment opportunities in which to invest the proceeds from its offering.
It is the intent of our advisor and us that, our advisor and its affiliates will allocate potential investments between us and other entities that are sponsored by our advisor and its affiliates in a manner designed to meet each entity’s investment objectives by considering the investment portfolios of each entity, the cash available for investment by each entity and diversification objectives.
Policies Regarding Operating Expenses. Commencing upon the earlier to occur of four full fiscal quarters after (i) the acquisition of our first real estate investment, or (ii) six months after the commencement of the Offering,  we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2018, total operating expenses represented approximately 0% and 0% of our average invested assets and our net income, respectively.

Our Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, and any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the board of directors (including a majority of the conflicts committee) not otherwise interest in the transaction must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our Chief Legal Officer, or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons

The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of the Offering in August 2018 as well as any such currently proposed material transactions. The following describes all transactions during the fiscal year ended December 31, 2018 and currently proposed transactions involving us, our directors, our sponsor or advisor or any of their affiliates and the conflicts committee’s report on their fairness.

As further described below, we have entered or expect to enter into agreements with certain affiliates pursuant to which they provide services to us. Cottonwood Residential II, Inc. acts as our sponsor and is managed by its board of directors, three of the five members of which are Daniel Shaeffer, Chad Christensen, and Gregg Christensen. Daniel Shaeffer and Chad Christensen are our affiliated directors and Gregg Christensen is one of our executive officers. Cottonwood Communities Management, LLC (“CC Management”), our advisor through February 28, 2019 and our property manager, is wholly owned by Cottonwood Capital Management, Inc. ("Cottonwood Capital Management"), an indirect wholly owned subsidiary of Cottonwood Residential O.P., LP (“CROP”), the operating partnership of our sponsor. Effective March 1, 2019, following the restructuring by our sponsor of the entity through which we receive our advisory services (as described in additional detail below under “Restructuring of Our Advisor”), CC Advisors III, LLC ("CC Advisors III"), acts as our advisor. CC Advisors III is indirectly owned by Cottonwood Capital Management and two entities in which the employees of CROP, including all of our officers and affiliated directors, have an ownership interest.

Advisory Agreement

Our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending investment opportunities to us consistent with our investment policies and objectives;

•	making certain real estate-related debt investment decisions for us, subject to the limitations in our charter and the direction and oversight of our board of directors;

•	structuring the terms and conditions of our investments, sales and joint ventures;

•	acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;

•	arranging for financing and refinancing of properties and our other investments;

•	entering into leases and service contracts for our real properties;

•	supervising and evaluating each loan servicer’s and property manager’s performance;

•	reviewing and analyzing the operating and capital budgets of properties underlying our investments and properties we may acquire;

•	entering into servicing contracts for our loans;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and the overall portfolio;

•
formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;

•	engaging and supervising the performance of our agents, including our registrar and transfer

•	performing any other services reasonably requested by us.

Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. We entered the advisory agreement on August 13, 2018. On March 28, 2019, we amended the advisory agreement to remove the provision of property management services as described below under “Restructuring of Our Advisor.” For the year ended December 31, 2018, we did not pay any compensation to the advisor. Under the terms of the advisory agreement, we pay the following fees to our advisor.
Contingent Acquisition Fee. After our shareholders have received, together as a collective group, aggregate distributions sufficient to provide a return of their invested capital, plus a cumulative, noncompounded annual return on their investment (the “Required Return”), the advisor will receive a contingent acquisition fee that is a percentage of the cost of investments acquired or originated by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment as follows: 1% contingent acquisition fee if shareholders receive a 6% Required Return; and 2% additional contingent acquisition fee if shareholders receive a 13% Required Return.

If the advisor is terminated within the first ten years of operations for any reason other than the advisor’s fraud, willful misconduct or gross negligence, the advisor will receive a 3% contingent acquisition fee.

Acquisition Expenses. Subject to limitations in the charter, the advisor will be reimbursed for all out-of-pocket expenses incurred in connection with the selection and acquisition of real estate assets, whether or not the acquisition is consummated.

Contingent Financing Fee. After our shareholders have received, together as a collective group, aggregate distributions sufficient to provide a return of their invested capital plus a Required Return of 13%, our advisor will receive a contingent financing fee of 1% of the original principal amount of any financing obtained or assumed by us. Notwithstanding the foregoing, if our advisor is terminated within the first ten years of our operations for any reason other than the advisor’s fraud, willful misconduct or gross negligence, the payment of the contingent financing fee will be immediately due and payable.

Asset Management Fee. The advisor will receive an annual asset management fee, paid monthly, of 1.25% of the gross book value of our assets prior to establishment of net asset value. The advisor will receive an annual asset management fee of 1.25% of gross asset value thereafter.

Other Fees and Reimbursable Expenses. We will reimburse the advisor or its affiliates for all actual expenses paid or incurred by the advisor or its affiliates in connection with the services provided to us; provided, however, that we will not reimburse the advisor or its affiliates for salaries, wages and related benefits of personnel who perform investment advisory services for us or serve as our executive officers. In addition, subject to the approval of the board of directors we may reimburse the advisor or its affiliates for costs and fees associated with providing services to us that we would otherwise engage a third party to provide.

The conflicts committee considers our relationship with our advisor during 2018 to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other similarly structured, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.

Property Manager Agreement
For property management services, we paid Cottonwood Communities Management, our advisor and property manager through February 28, 2019 and our current property manager following the restructuring of our advisor as described below, a property management fee in an amount up to 3.5% of the annual gross revenues of the multifamily apartment communities that it manages for us. A majority of the board of directors, including a majority of the conflicts committee has approved the form of property management agreement with our property manager as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. We did not pay any property management fees in 2018. The conflicts committee believes that these arrangements with Cottonwood Communities Management are fair.
Promotional Interest
An affiliate of our advisor, Cottonwood Communities Advisors Promote, LLC ("CC Advisors Promote") will receive a promotional interest equal to 15% of net income and cash distributions from the Operating Partnership after our stockholders, together as a collective group, receive aggregate distributions sufficient to provide a return of their capital, plus a 6% cumulative, noncompounded annual return on their capital. In addition, CC Advisors Promote will be entitled to a separate one-time payment upon (1) the listing of our common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of the advisory agreement, in each case for an amount that CC Advisors Promote would have been entitled to receive, as described above, if the Operating Partnership had disposed of all of its assets at the market value of the shares of common stock as of the date of the event triggering the payment. If the event triggering the payment is the termination or non-renewal of the advisory agreement other than in connection with a liquidity event, the payment will be in the form of an interest-bearing promissory note that generally will not be paid until stockholders have received the return contemplated above.
Previously this promotional interest was held by Cottonwood Communities Investor, LLC ("CC Investor"), the sole limited partner in the Operating Partnership. In connection with the restructuring of our advisor, as described below, CC Investor transferred this promotional interest to CROP who in turn transferred the interest to CC Advisor Promote effective March 1, 2019. CC Investor was not be required to make any capital contributions to the Operating Partnership to obtain the promotional interest. The conflicts committee believes the promotional interest is fair as it provides an appropriate incentive for our advisor and its affiliates to achieve our investment objectives.
Restructure of Our Advisor
On March 28, 2019, we entered various agreements with our advisor and property manager, CC Management, and its affiliates, as described below, as a result of the determination by our sponsor to restructure the ownership of the entity that provides our advisory services. Effective March 1, 2019, our advisory services are provided by a newly formed affiliate of our sponsor, CC Advisors III. Cottonwood Capital Management wholly owns CC Management and will continue to have an indirect ownership interest in the new advisor, CC Advisors III; however, two additional entities in which employees of CROP have an ownership interest will also have an indirect ownership interest in our new advisor. As our advisor will be an affiliate of our sponsor, our new advisor will continue to rely on the same expertise and experience of the sponsor and its affiliates to provide our advisory services. Property management services will continue to be provided by CC Management under separate property management agreements to be entered at the time we acquire a property. In addition, a new entity, CC Advisors Promote owns the promotional interest in us previously held by CC Investor.
In order to implement these restructuring changes, we entered the following agreements: First Amendment to the Advisory Agreement, among us, CC Management and the Operating Partnership (the “Advisory Agreement Amendment”); First Amendment to the Three-Party Agreement among us, CC Management, and the Operating Partnership (the “Three-Party Agreement Amendment”); and Three-Party Agreement (Property Management) among us, CC Management and the Operating Partnership (the “Three-Party Agreement (Property Management)”). The Advisory Agreement Amendment removes property management services from the advisory agreement so that property management services remain with CC Management and the advisory agreement and related external advisory services could be transferred to CC Advisors III. The Three-Party Agreement Amendment and the Three- Party Agreement (Property Management) reflect changes necessary to address the fact that advisory services and property management will be provided by separate entities going forward.

In addition, as general partner of the Operating Partnership, we consented to the assignment of the promotional interest held by CC Investor, the sole limited partner of the Operating Partnership, to CROP and then to CC Advisors Promote. Finally, following the consent of the conflicts committee, we also entered into the Assignment of the Advisory Service Contracts among us, CC Management, Cottonwood Capital Management, Cottonwood Communities Advisors, LLC (“CC Advisors”) and CC Advisors III pursuant to which CC Management assigned and transferred all of its rights, obligations and interests in the advisory agreement, the three party agreement, and the dealer manager agreement to Cottonwood Capital Management; which in turn assigned and transferred all of its rights, obligations and interests in the agreements to Communities Advisors; which in turn assigned and transferred all of its rights, obligations and interests in the agreements CC Advisors III. As a result, effective March 1, 2019, CC Advisors III will provide all of the services under the advisory agreement and will be responsible for the payment of all organization and offering expenses in the Offering without reimbursement by us.

There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interest of our stockholders because they increase the likelihood of achieving our investment objectives.

March 28, 2019	The Conflicts Committee of the Board of Directors:
Gentry Jensen (Chairman), R. Brent Hardy, and John Lunt
Item 14. Principal Accounting Fees and Services

Independent Auditors

During the years ended December 31, 2018 and 2017, KPMG LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2018 and 2017 by our independent registered public accounting firm, KPMG, were as follows:

	For the Year Ended December 31,
	2018	2017
Audit fees (a)	$146,377	$22,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$146,377	$22,500

(a) Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Audit Committee of our Board of Directors was advised that there were no services provided by KPMG that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair KPMG from maintaining its independence as our independent auditor.

Audit Committee Pre-Approval Policies and Procedures

In order to ensure that the provision of such services does not impair the independent registered public accounting firm’s independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent registered public accounting firm, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee considers whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by our independent registered public accounting firm, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered KPMG for the years ended December 31, 2017 and 2018 were pre-approved in accordance with the policies and procedures described above.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2) Consolidated Financial Statement Schedules

None.

(a) (3) Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11(No. 333-215272) filed June 27, 2018)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed December 22, 2016)
4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the prospectus filed in the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018)
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

21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed May 22, 2018)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

March 29, 2019	/s/ Enzio Cassinis
Date	Enzio Cassinis, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 29, 2019	/s/ Adam Larson
Date	Adam Larson, Chief Financial Officer
(Principal Financial Officer)

March 29, 2019	/s/ Susan Hallenberg
Date	Susan Hallenberg, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

March 29, 2019	/s/ Enzio Cassinis
Date	Enzio Cassinis, Chief Executive Officer and President
(Principal Executive Officer)

March 29, 2019	/s/ Daniel Shaeffer
Date	Daniel Shaeffer, Chairman of the Board and Director

March 29, 2019	/s/ Chad Christensen
Date	Chad Christensen, Director

March 29, 2019	/s/ R. Brent Hardy
Date	R. Brent Hardy, Independent Director

March 29, 2019	/s/ Gentry Jensen
Date	Gentry Jensen, Independent Director

March 29, 2019	/s/ John Lunt
Date	John Lunt, Independent Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Cottonwood Communities, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cottonwood Communities, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/KPMG LLP
We have served as the Company’s auditor since 2016.
Denver, Colorado
March 29, 2019

Cottonwood Communities, Inc.
Consolidated Balance Sheets

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$3,406,175	$200,000
Other assets	317,279	—
Total assets	3,723,454	200,000
Liabilities and equity
Liabilities
Related party payables	$128,617	$—
Accounts payable and accrued liabilities	29,146	—
Total liabilities	157,763	—
Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.01 par value; 100,000,000 shares authorized	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 366,654 and 20,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	3,667	200
Additional paid-in capital	3,662,233	199,800
Accumulated deficit	(100,209)	—
Total stockholders' equity	3,565,691	200,000
Total liabilities and stockholders' equity	$3,723,454	$200,000

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017
Expenses
General and administrative expenses	$100,209	$—
Total expenses	100,209	—
Net loss	$(100,209)	$—

Weighted-average shares outstanding	32,053	20,000
Net loss per common share - basic and diluted	$(3.13)	$—

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statement of Stockholders' Equity

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total Equity
Balance at December 31, 2016	20,000	$200	$199,800	$—	$200,000
Balance at December 31, 2017	20,000	$200	$199,800	$—	$200,000
Issuance of common stock	346,654	3,467	3,462,433	—	3,465,900
Net loss	—	—	—	(100,209)	(100,209)
Balance at December 31, 2018	366,654	$3,667	$3,662,233	$(100,209)	$3,565,691

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2018	2017
Operating activities
Net loss	$(100,209)	$—
Changes in operating assets and liabilities
Other assets	(61,279)	—
Related party payables	128,617	—
Accounts payable and accrued liabilities	29,146	—
Net cash used in operating activities	$(3,725)	$—
Financing activities
Issuance of common stock	3,209,900	—
Net cash provided by financing activities	$3,209,900	$—
Net increase in cash	$3,206,175	$—
Cash at beginning of period	200,000	200,000
Cash at end of period	$3,406,175	$200,000
Supplemental schedule of non-cash financing activities
Proceeds receivable for issuance of common stock	$256,000	$—

See accompanying notes to consolidated financial statements

1.	Organization and Business
Cottonwood Communities, Inc. (the "Company") is a Maryland corporation formed on July 27, 2016 that intends to qualify as a real estate investment trust ("REIT"). The Company was formed to invest in multifamily apartment communities and real estate related assets located throughout the United States. The Company is the sole general partner of Cottonwood Communities O.P., LP, a Delaware limited partnership (the “Operating Partnership”). Substantially all of our business is conducted through the Operating Partnership. Unless the context indicates otherwise, the “Company,” “we,” “our” or “us” refers to Cottonwood Communities, Inc. and its consolidated subsidiaries, including the Operating Partnership. We are externally managed by Cottonwood Communities Management, LLC (our “advisor”), an affiliate of Cottonwood Residential O.P., LP ("CROP"), and have no employees. Refer to Note 8 for changes in the advisor that occurred in 2019.

As of December 31, 2018, we have neither purchased nor contracted to purchase any investments. Except as described in Note 8, we have not identified any investment opportunities in which there is a reasonable probability we will invest.

2.	Capitalization
Our charter authorizes the issuance of up to 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 100,000,000 are designated as preferred stock.

On December 2, 2016, the Company was capitalized with a $200,000 investment by CROP.

On August 13, 2018, we registered with the Securities and Exchange Commission (the "SEC") an offering of up to $750,000,000 in shares of common stock, consisting of up to $675,000,000 in shares in our primary offering (the "Offering") and up to $75,000,000 in shares pursuant to our distribution reinvestment plan (the "DRP Offering”). The price for shares of common stock in our offering is $10.00 per share (with discounts available to certain categories of purchasers) and the price for shares of common stock in our DRP Offering is initially $10.00 per share, all without any upfront costs or expenses charged to the investor. Any offering-related expenses are paid by our advisor without reimbursement by us.

The terms of the Offering require the Company to deposit all subscription proceeds in an escrow account with an escrow agent until we receive subscriptions aggregating at least $2,000,000 in shares of common stock (including shares purchased by the advisor, its affiliates and our directors and officers). On December 18, 2018, we satisfied the minimum offering requirement and our board of directors authorized the release of proceeds from escrow. As of December 31, 2018, we have issued and sold 346,654 shares of common stock in the Offering and received proceeds of $3,209,900.

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

Cash and cash equivalents
Cash and cash equivalents consist of amounts the Company has on deposit with a major commercial financial institution.

Income Taxes
We intend to qualify as a REIT and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the year ending December 31, 2019.

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

As of December 31, 2018, we had incurred a net operating loss of $100,209.  We had a deferred tax asset of approximately $25,000 associated with this net operating loss. This deferred tax asset was fully reserved for as we do not expect to realize the tax benefit due to the expectation that we will qualify for REIT status for the tax year ending December 31, 2019.

Organization and Offering Costs
Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate the Company. Offering costs include all expenses incurred in connection with the Offering, including legal, accounting, printing, mailing and filing fees, escrow charges and transfer agent fees, dealer manager fees and selling commissions. All organization and offering costs are paid by our advisor. We will not incur any liability for or reimburse our advisor for any of these organizational and offering costs. As of December 31, 2018, offering costs incurred by our advisor were approximately $1,513,000.

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
Litigation

As of December 31, 2018, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

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

No shares were redeemed during the years ended December 31, 2018 and 2017.

Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program for any reason upon 15 days’ notice to our stockholders.

7. Quarterly Financial Information (Unaudited)

The following table presents our quarterly results:

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$—	$—	$—	$—
General and administrative expenses	963	1,109	—	98,137
Net loss	$963	$1,109	$—	$98,137
Net loss per share, basic and diluted	$(0.05)	$(0.06)	$—	$(1.45)

No activity incurred during the year ended December 31, 2017.

8.	Subsequent Events
We have evaluated subsequent events up until the date the consolidated financial statements are issued for recognition or disclosure and have determined there are none to be reported or disclosed in the consolidated financial statements other than those mentioned below.

Status of the Offering

As of March 27, 2019, we had sold 1,710,513 shares of common stock in our public offering for aggregate gross offering proceeds of $17,078,127. Included in these amounts were 1,802 shares of common stock sold pursuant to our distribution reinvestment plan for aggregate gross offering proceeds of $18,021.

Distributions

We paid the following distributions for daily record dates for each day in the periods below:

Period	Amount
December 18, 2018 - January 31, 2019	$28,390
February 1, 2019 - February 28, 2019	$29,890

On March 18, 2019, our board of directors declared a cash distribution in the amount of $0.02465753 per share on the outstanding shares of our common stock to stockholders of record as of March 18, 2019. Also on March 18, 2019, our board of directors declared cash distributions on the outstanding shares of our common stock based on daily record dates for the period from March 19, 2019 through March 31, 2019, which we expect to pay in April 2019; the period from April 1, 2019 through April 30, 2019, which we expect to pay in May 2019; and the period from May 1, 2019 through May 31, 2019, which we expect to pay in June 2019. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00136986 per share per day.

Restructuring of Advisor

On March 28, 2019, we entered various agreements with our advisor and property manager, Cottonwood Communities Management, LLC ("CC Management"), and its affiliates, to restructure the ownership of the entity that provides our advisory services. Effective March 1, 2019, our advisory services are provided by a newly formed affiliate of our sponsor, CC Advisors III, LLC (“CC Advisors III”). Cottonwood Capital Management, Inc. (“Cottonwood Capital Management”) wholly owns CC Management and will continue to have an indirect ownership interest in the new advisor, CC Advisors III; however, two additional entities in which employees of Cottonwood Residential O.P., LP ("CROP") have an ownership interest will also have an indirect ownership interest in our new advisor. As our advisor will be an affiliate of our sponsor, our new advisor will continue to rely on the same expertise and experience of the sponsor and its affiliates to provide our advisory services. Property management services will continue to be provided by CC Management under separate property management agreements to be entered at the time we acquire a property. In addition, we consented to the assignment of the promotional interest held by Cottonwood Communities Investor, LLC, the sole limited partner of the Operating Partnership, to Cottonwood Communities Advisors Promote, LLC.

Amendment to Operating Partnership Agreement

On March 28, 2019, as general partner of the Operating Partnership, we amended the partnership agreement of Cottonwood Communities OP, LP to require that our stockholders, together as a collective group, instead of us as general partner, receive distributions sufficient to provide the return required before Cottonwood Communities Investor, LLC can receive the promotional interest in the Operating Partnership. In addition, the amendment provides that if the separate one-time payment is payable to Cottonwood Communities Investor, LLC following the termination or non-renewal of our advisory agreement for reasons unrelated to a liquidity event for our stockholders, the payment shall be in the form of an interest-bearing promissory note that is payable after our stockholders have actually received distributions in the amount required before Cottonwood Communities Investor, LLC can receive the promotional interest. In addition, if the promissory note has not been repaid prior to a liquidity event for our stockholders, the promissory note shall be paid in full on the date of or immediately prior to the liquidity event. As of March 1, 2019, pursuant to the agreements described above, the promotional interest is held by Cottonwood Communities Advisors Promote, LLC.

Amendment to Dealer Manager Agreement

On March 28, 2019, we amended our Dealer Manager Agreement with Cottonwood Communities Management, Inc. and Orchard Securities, LLC. The amendment provides that the reallowance of the dealer manager fee for a non-accounting marketing and due diligence allowance shall be limited to 1.00% of the gross proceeds from the primary offering, except in select cases when it may be up to 1.25% of the gross proceeds from the primary offering. In circumstances where 1.00% of offering proceeds are reallowed, the dealer manager fee will be 2.75%.

Identification of Property for Investment

On March 28, 2019, we entered into a purchase agreement with Luma at West Palm Beach, LLC, an unaffiliated third party, to acquire Luma at West Palm Beach, a 245-unit, elevator-serviced, concrete and stucco community in West Palm Beach, Florida. The purchase price is $67,000,000, of which $1,000,000 was provided in non-refundable earnest money upon execution of the purchase agreement.