Form 10-Q
period 2019-03-31
Cottonwood Communities, Inc.
filed 2019-05-15
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of May 10, 2019, there were approximately 3,800,000 shares of the registrant’s common stock outstanding.

Cottonwood Communities, Inc.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and cash equivalents	$17,469,929	$3,406,175
Other assets	1,354,966	317,279
Total assets	18,824,895	3,723,454
Liabilities and equity
Liabilities
Related party payables	289,077	128,617
Accounts payable and accrued liabilities	57,768	29,146
Total liabilities	346,845	157,763
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.01 par value; 100,000,000 shares authorized	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 1,889,973 shares issued and outstanding at March 31, 2019; 366,654 shares issued and outstanding at December 31, 2018	18,900	3,667
Additional paid-in capital	18,848,915	3,662,233
Accumulated distributions	(58,045)	—
Accumulated deficit	(331,720)	(100,209)
Total stockholders' equity	18,478,050	3,565,691
Total liabilities and stockholders' equity	$18,824,895	$3,723,454

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Interest income	$31,432	$—
Expenses
Reimbursable operating expenses to related parties	125,000	—
Asset management fee to related party	19,783	—
General and administrative expenses	118,160	963
Total expenses	262,943	963
Net loss	$(231,511)	$(963)

Weighted-average shares outstanding	876,743	20,000
Net loss per common share - basic and diluted	$(0.26)	$(0.05)

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Equity
Balance at December 31, 2017	20,000	$200	$199,800	$—	$—	$200,000
Net loss	—	—	—	—	(963)	(963)
Balance at March 31, 2018	20,000	$200	$199,800	$—	$(963)	$199,037

Balance at December 31, 2018	366,654	$3,667	$3,662,233	$—	$(100,209)	$3,565,691
Issuance of common stock	1,523,319	15,233	15,186,682	—	—	15,201,915
Distributions to investors	—	—	—	(58,045)	—	(58,045)
Net loss	—	—	—	—	(231,511)	(231,511)
Balance at March 31, 2019	1,889,973	$18,900	$18,848,915	$(58,045)	$(331,720)	$18,478,050

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(231,511)	$(963)
Changes in operating assets and liabilities:
Other assets	22,980	—
Related party payables	160,460	—
Accounts payable and accrued liabilities	28,622	963
Net cash used in operating activities	(19,449)	—
Investing activities
Acquisition deposit	(1,000,000)	—
Net cash used in investing activities	(1,000,000)	—
Financing activities
Issuance of common stock	15,123,227	—
Distributions to common stockholders	(40,024)	—
Net cash provided by financing activities	15,083,203	—

Net increase in cash and cash equivalents	14,063,754	—
Cash and cash equivalents at beginning of period	3,406,175	200,000
Cash and cash equivalents at end of period	$17,469,929	$200,000

Supplemental schedule of non-cash financing activities
Proceeds receivable for issuance of common stock	$316,667	$—
Issuance of common stock through dividend reinvestment program	$18,021	$—

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Business
Cottonwood Communities, Inc. is a Maryland corporation formed on July 27, 2016 that intends to qualify as a real estate investment trust or REIT. The Company is the sole general partner of Cottonwood Communities O.P., LP, a Delaware limited partnership (the “Operating Partnership”). Cottonwood Communities Investor, LLC, a wholly owned subsidiary of Cottonwood Residential O.P., LP (“CROP”) is currently the sole limited partner of the Operating Partnership. Unless the context indicates otherwise, the “Company,” “we,” “our” or “us” refers to Cottonwood Communities, Inc. and its consolidated subsidiaries, including the Operating Partnership. We were formed to invest in multifamily apartment communities and real estate related assets located throughout the United States. Substantially all of our business is conducted through the Operating Partnership.

On December 2, 2016, the Company was capitalized with a $200,000 investment by CROP in exchange for 20,000 shares of our common stock issued to CROP.

On August 13, 2018, we registered with the Securities and Exchange Commission (the "SEC") an offering of up to $750,000,000 in shares of common stock (the "Offering"), consisting of up to $675,000,000 in shares in our primary offering and up to $75,000,000 in shares pursuant to our distribution reinvestment plan (the "DRP Offering”). The price for shares of common stock in the Offering is $10.00 per share (with discounts available to certain categories of purchasers in the primary offering), all without any upfront costs or expenses charged to the investor. Any offering-related expenses are paid by our advisor without reimbursement by us. On December 18, 2018, we satisfied the minimum offering requirement and broke escrow in the Offering.

Effective March 1, 2019, we are externally managed by CC Advisors III, LLC (our “advisor”), an affiliate of CROP, and have no employees. Prior to March 1, 2019, Cottonwood Communities Management, LLC, also an affiliate of CROP, acted as our advisor and our property manager. Cottonwood Communities Management, LLC will continue to act as property manager for our multifamily apartment communities.

On March 28, 2019, we entered into a purchase and sale agreement to acquire a multifamily apartment community in West Palm Beach, Florida.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position as of March 31, 2019 and the results of operations and cash flows for the periods presented.

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

Cash and cash equivalents
We consider all cash on deposit, money market funds and short-term investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of amounts the Company has on deposit with major commercial financial institutions.

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

As of March 31, 2019, we had incurred cumulative net losses of $331,720. We had a deferred tax asset of approximately $83,000 associated with these cumulative net losses. This deferred tax asset was fully reserved as we do not expect to realize the tax benefit due to the expectation that we will qualify for REIT status for the tax year ending December 31, 2019.

Organization and Offering Costs
Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate the Company. Offering costs include all expenses incurred in connection with the Offering, including legal, accounting, printing, mailing and filing fees, escrow charges and transfer agent fees, dealer manager fees and selling commissions. All organization and offering costs are paid by our advisor. We will not incur any liability for or reimburse our advisor for any of these organizational and offering costs. As of March 31, 2019, organizational and offering costs incurred by our advisor were approximately $2,800,000.

3.	Other Assets
On March 28, 2019, we entered into a purchase agreement with an unaffiliated third party to acquire Luma at West Palm Beach. $1,000,000 was provided in non-refundable earnest money upon execution of the purchase agreement and is included in other assets on the consolidated balance sheet. The remaining balance of other assets consist primarily of $316,667 of receivables related to common stock issued prior to March 31, 2019 and subsequently collected.

4.	Stockholders' Equity
Our charter authorizes the issuance of up to 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock at $0.01 par value per share and 100,000,000 are designated as preferred stock at $0.01 par value per share.

Voting Common Stock

Holders of our common stock are entitled to receive such distributions as may be declared from time to time by our board of directors out of legally available funds, subject to any preferential rights of outstanding preferred stock. With respect to each authorized and declared distribution, each outstanding share of common stock shall be entitled to receive the same amount. The holders of our common stock are also entitled to one vote per share on all matters submitted to a shareholder vote, including the election of directors. As of March 31, 2019, we had outstanding shares of 1,889,973, which includes 20,000 shares owned by CROP and 1,802 issued through our distribution reinvestment program.

Preferred Stock

The board of directors is authorized, without approval of common shareholders, to provide for the issuance of preferred stock, in one or more classes or series, with such rights, preferences and privileges as the board of directors approves. No preferred stock was issued and outstanding as of March 31, 2019.

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors. We expect to have little, if any, cash flows from operations available for distribution until we make substantial investments. Should cash flows from operations not cover distributions during the early stages of real estate investment or during the operational stages we may look to offering proceeds or third party borrowings to fund distributions. We may also use funds from the sale of assets or from the maturity, payoff or settlement of debt investments for distributions not covered by operating cash. Our charter permits us to make distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. If we make distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets. For the three months ended March 31, 2019, we paid aggregate distributions of $58,045, including $40,024 distributions paid in cash and $18,021 of distributions reinvested through our distribution reinvestment plan.

5.	Related-Party Transactions
Advisory Agreement

On August 13, 2018, we entered an advisory agreement with Cottonwood Communities Management, LLC, our initial advisor and property manager and an affiliate of CROP. Effective March 1, 2019, as a result of the determination by CROP to restructure the ownership of the entity that provides our advisory services, the advisory agreement was amended to remove references to property management services and assigned to a newly formed affiliate of CROP, CC Advisors III, LLC (“CC Advisors III”) such that our advisory services will be provided by CC Advisors III going forward. Property management services will continue to be provided by Cottonwood Communities Management, LLC under separate property management agreements to be entered at the time we acquire a property.

Cottonwood Capital Management, Inc. wholly owns Cottonwood Communities Management, LLC and will continue to have an indirect ownership interest in the new advisor, CC Advisors III; however, two additional entities in which employees of CROP and its affiliates have an ownership interest will also have an indirect ownership interest in the new advisor. As the new advisor will be an affiliate of CROP, the new advisor will rely on the expertise and experience of CROP and its affiliates to provide our advisory services.

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

Acquisition Expense Reimbursement

Subject to the limitations contained in our charter, our advisor receives reimbursement from us for all out-of-pocket expenses incurred in connection with the selection and acquisition or origination of investments, whether or not we ultimately acquire the property or other real estate-related investment.

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

Asset Management Fee

Our advisor receives an annual asset management fee, paid monthly, in an amount equal to 1.25% of gross assets as of the last day of the prior month. In this context, “gross assets” means (i) the gross book value of our assets until such time as our board of directors has established a net asset value of our assets, and (ii) after our board of directors has established a net asset value of our assets, the gross asset value of our assets based on the net asset value determination; provided that, the value of any assets acquired after our determination of a net asset value will be the gross book value of the assets until such assets are included in a net asset value determination. We incurred asset management fees of $19,783 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Reimbursable Operating Expenses

We reimburse our advisor or its affiliates for all actual expenses paid or incurred by our advisor or its affiliates in connection with the services provided to us, including our allocable share of our advisor’s or its affiliates’ overhead, such as rent, personnel costs, utilities, cybersecurity and IT costs; provided, however, that we will not reimburse our advisor or its affiliates for salaries, wages and related benefits of personnel who perform investment advisory services for us or serve as our executive officers. In addition, subject to the approval of our board of directors we may reimburse our advisor or its affiliates for costs and fees associated with providing services to us that we would otherwise engage a third party to provide. Reimbursable company operating expenses were $125,000 and $0 for the three months ended March 31, 2019 and 2018, respectively.

Commencing with the quarter ending June 30, 2020, our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors.

Property Management Fee

Property management services will be provided by Cottonwood Communities Management, LLC under separate property management agreements to be entered at the time we acquire a property. Cottonwood Communities Management, LLC will receive from us a property management fee in an amount up to 3.5% of the annual gross revenues of our multifamily apartment communities that it manages. Cottonwood Communities Management, LLC may subcontract the performance of its property management duties to third parties and will pay a portion of its property management fee to the third parties with whom it subcontracts for these services.

Promotional Interest

Cottonwood Communities Investor, LLC will receive from the Operating Partnership a promotional interest equal to 15% of net income and cash distributions, but only after our stockholders, together as a collective group, receive in the aggregate, cumulative distributions from us sufficient to provide a return of their invested capital plus a 6% cumulative, non-compounded annual return on their invested capital. Cottonwood Communities Investor, LLC, will not be required to make any capital contributions to our Operating Partnership in order to obtain the promotional interest.

In addition, Cottonwood Communities Investor, LLC will be entitled to a separate one-time payment upon (1) the listing of our common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that Cottonwood Communities Investor, LLC would have been entitled to receive, as described above, as if our Operating Partnership had disposed of all of its assets at the market value of our shares of common stock as of the date of the event triggering the payment. If the event triggering the payment is a listing of our shares on a national securities exchange, the market value will be calculated based on the market value of the shares issued and outstanding at listing over a period of 30 trading days selected by Cottonwood Communities Investor, LLC beginning after the first day of the 6th month, but not later than the last day of the 18th month, after the shares are first listed on a national securities exchange. If the triggering event is the termination or non-renewal of our advisory agreement the market value will be calculated based on an appraisal or valuation of our assets by an independent third party.

This separate one-time payment following the termination or non-renewal of our advisory agreement for reasons unrelated to a liquidity event for our stockholders will be in the form of an interest-bearing promissory note that is payable only after our stockholders have actually received distributions in the amount required before Cottonwood Communities Investor, LLC can receive the promotional interest. Provided, however, if the promissory note has not been repaid prior to a liquidity event for our stockholders, the promissory note shall be paid in full on the date of or immediately prior to the liquidity event.

Effective March 1, 2019, Cottonwood Communities Advisors Promote, LLC, owns the promotional interest in us previously held by Cottonwood Communities Investor, LLC.

Independent Director Compensation

We pay each of our independent directors an annual retainer of $10,000. We also pay our independent directors for attending meetings as follows: (i) $500 for each board meeting attended and (ii) $500 for each committee meeting attended (if held at a different time or place than a board meeting). All directors receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors.

6.	Economic Dependency
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

7.	Commitments and Contingencies
Litigation

As of March 31, 2019, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

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

We plan to establish an estimated net asset value (“NAV”) per share of its common stock based on valuations of its assets and liabilities no later than May 17, 2021 and annually thereafter. Upon our establishment of an estimated NAV per share, the estimated NAV per share will be the estimated value per share pursuant to the share repurchase program.

No shares were redeemed during the periods ended March 31, 2019 and 2018.

Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program for any reason upon 15 days’ notice to our stockholders.

8.	Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued and have determined there are none to be reported or disclosed in the consolidated financial statements other than those mentioned below.

Status of the Offering

We commenced the public offering on August 13, 2018. As of May 10, 2019, we had sold approximately 3,800,000 shares of common stock in our public offering for aggregate gross offering proceeds of approximately $38,000,000. Included in these amounts were approximately 5,500 shares of common stock sold pursuant to our distribution reinvestment plan for aggregate gross offering proceeds of $55,000.

Distributions Paid

On April 8, 2019 we paid distributions of $59,441 which related to distributions in the amount of $0.02465753 per share to stockholders of record as of March 18, 2019 and distributions in the amount of $0.00136986 per share per day for daily record dates for each day in the period from March 19, 2019 through March 31, 2019. On May 7, 2019, we paid distributions of $112,275 which related to distributions in the amount of $0.00136986 per share per day for daily record dates for each day in the period from April 1, 2019 through April 30, 2019.

Distributions Declared

On May 13, 2019, our board of directors declared cash distributions on the outstanding shares of our common stock based on daily record dates for the period from June 1, 2019 through June 30, 2019, which we expect to pay in July 2019; the period from July 1, 2019 through July 31, 2019, which we expect to pay in August 2019; and the period from August 1, 2019 through August 31, 2019, which we expect to pay in September 2019. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00136986 per share per day.

Luma Extension
On May 3, 2019, we provided an additional $250,000 in non-refundable earnest money to extend the period to close the acquisition of Luma at West Palm Beach through May 30, 2019.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References herein to "Company," “we,” us,” and “our” refer to Cottonwood Communities, Inc. together with its subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors.

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

•
Our distributions may be paid from sources such as borrowings, offering proceeds, advances or the deferral of fees and expense reimbursements (which may constitute a return of capital). We have not established a limit on the amount of proceeds from our offering that we may use to fund distributions. Distributions paid to date have been funded entirely with proceeds from our initial public offering. Distributions from sources other than our cash flow from operations reduce the funds available to us for investments in multifamily apartment communities and multifamily real estate-related assets, which could reduce our stockholders’ overall return. During the early stages of our operations, it is likely that we will use sources of funds which may constitute a return of capital to fund distributions.

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

•	We pay certain fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties.

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

    Additional risks are discussed under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-215272). In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Cottonwood Communities, Inc. is a Maryland corporation formed on July 27, 2016 to invest primarily in multifamily apartment communities and multifamily real estate-related assets throughout the United States. We seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in a property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market). We do not expect to be able to achieve the balance of these allocations until we have raised substantial proceeds in the Offering (as defined below). Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition.

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

We operate under the direction of our board of directors. Our board of directors has retained CC Advisors III, LLC (our “advisor") to conduct our operations and manage our portfolio of real estate investments, subject to the supervision of the board of directors. Our advisor is an affiliate of our sponsor. We have no paid employees.

We intend to qualify as a real estate investment trust beginning with the taxable year ending December 31, 2019. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through Cottonwood Communities O.P., LP (the "Operating Partnership"). We are the general partner of the Operating Partnership.

From inception to March 31, 2019, we registered the Offering with the SEC, raised proceeds in the Offering, and commenced the identification of real estate investments to meet our investment objectives.

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

Identification of Property for Investment

On March 28, 2019, we entered into a purchase agreement with Luma at West Palm Beach, LLC, an unaffiliated third party, to acquire Luma at West Palm Beach, a 245-unit, elevator-serviced, concrete and stucco community in West Palm Beach, Florida. The purchase price is $67.0 million, of which $1.0 million was provided in earnest money, which is non-refundable except in limited circumstances, upon execution of the purchase agreement.

We expect the acquisition of the property to close in May 2019. Although we expect to close in accordance with the terms of the purchase agreement, there can be no assurance that events will not arise that could prevent us from acquiring this property.

Results of Operations

We broke escrow on December 18, 2018, and although we have identified a property for purchase, our assets consisted primarily of cash and we have not commenced real estate operations as of March 31, 2019. During the three months ended March 31, 2019, we earned interest of $31,432 on cash held at a financial institution and incurred operating expenses of $125,000, asset management fees of $19,783, and general and administrative expenses of $118,160, which included audit fees and costs associated with sourcing potential real estate for investment. We expect these amounts to increase in the future as a result of additional proceeds raised in the Offering and anticipated future acquisitions of real estate investments.

Our advisor is paying all selling commissions, dealer manager fees and organizational and offering expenses related to our offering on our behalf without reimbursement by us.

Liquidity and Capital Resources

We are dependent upon the proceeds from our offering to conduct our proposed operations. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Offering, from secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations. As of the date of this Form 10-Q, we have not made any investments, and our assets consisted of approximately $17,469,929 of cash and cash equivalents and $1,354,966 in other assets.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our advisor and our affiliated property manager pursuant to the terms of our advisory agreement and form of property management agreement.

We intend to make an election to be taxed as a REIT under the Internal Revenue Code commencing with the year ended December 31, 2019. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents:

Three Months Ended March 31, 2019
Cash flows used in operating activities	$(19,449)
Cash flows used in investing activities	(1,000,000)
Cash flows provided by financing activities	15,083,203
Net increase in cash and cash equivalents	$14,063,754

Cash flows used in operating activities were $19,449 during the three months ended March 31, 2019, primarily as a result of general and administrative costs. We expect that our cash flows from operating activities will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments and the related operations of such investments.

Cash flows used in investing activities were $1,000,000 and relate to our $1,000,000 non-refundable earnest money provided upon the execution of the purchase agreement for Luma at West Palm Beach.

Cash flows provided by financing activities were $15,083,203 during the three months ended March 31, 2019, primarily due to the net proceeds we received from the issuance of our common stock.

Distributions

 During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we will not be able to make distributions solely from our cash flow from operating activities. Further, because we may receive income from our investments at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our existence and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will make these distributions in advance of our actual receipt of these funds.

Distributions declared, distributions paid and cash flow used in operating activities were as follows for the first quarter of 2019.

			Distributions Paid(3)
Period	Cash Distributions Declared(1)	Cash Distribution Declared Per Share(1)(2)	Cash	Reinvested (DRP)	Total	Cash Used In Operating Activities
First Quarter 2019	$117,486	0.0621627928	$40,024	$18,021	$58,045	$19,449

(1) Distributions for the periods from January 1, 2019 through February 28, 2019 and March 19, 2019 through March 31, 2019 were based on daily record dates and were calculated at a rate of $0.00136986 per share per day. A daily distribution in the amount of 0.02465753 per share was declared for stockholders of record as of March 18, 2019.

(2) Assumes share was issued and outstanding each day during the period presented.

(3) Distributions are paid on a monthly basis and include distributions declared for record dates from December 18, 2018 through March 31, 2019. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.

For the three months ended March 31, 2019, we paid aggregate distributions of $58,045, including $40,024 distributions paid in cash and $18,021 of distributions reinvested through our distribution reinvestment plan. Our net loss for the three months ended March 31, 2019 was $231,511. Cash flow used in operating activities for the three months ended March 31, 2019 was $19,449. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with proceeds from the Offering. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

We expect our board of directors to continue to authorize and declare distributions based on daily record dates and to pay these distributions on a monthly basis. We have not established a minimum distribution level, and our charter does not require that we make distributions to our shareholders. We may also issue stock dividends. The timing and amount of distributions will be determined by our board of directors in its sole discretion and may vary from time to time.

Critical Accounting Policies

A critical accounting policy is one that is both important to our financial condition and results of operations and that involves some degree of uncertainty. The preparation of our financial statements may require significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. As of March 31, 2019, we had no accounting policies that were considered critical under this definition.

For more information regarding our significant accounting policies see Note 2 to the consolidated financial statements included elsewhere in this Form 10-Q.

Subsequent Events
Status of the Offering

We commenced the Offering on August 13, 2018. As of May 10, 2019, we had sold approximately 3,800,000 shares of common stock in our public offering for aggregate gross offering proceeds of approximately $38,000,000. Included in these amounts were approximately 5,500 shares of common stock sold pursuant to our distribution reinvestment plan for aggregate gross offering proceeds of approximately $55,000.

Distributions Paid

On April 8, 2019 we paid distributions of $59,441 which related to distributions in the amount of $0.02465753 per share to stockholders of record as of March 18, 2019 and distributions in the amount of $0.00136986 per share per day for daily record dates for each day in the period from March 19, 2019 through March 31, 2019. On May 7, 2019, we paid distributions of $112,275 which related to distributions in the amount of $0.00136986 per share per day for daily record dates for each day in the period from April 1, 2019 through April 30, 2019.

Distributions Declared

On May 13, 2019, our board of directors declared cash distributions on the outstanding shares of our common stock based on daily record dates for the period from June 1, 2019 through June 30, 2019, which we expect to pay in July 2019; the period from July 1, 2019 through July 31, 2019, which we expect to pay in August 2019; and the period from August 1, 2019 through August 31, 2019, which we expect to pay in September 2019. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00136986 per share per day.

Luma Extension
On May 3, 2019, we provided an additional $250,000 in non-refundable earnest money to extend the period to close the acquisition of Luma at West Palm Beach through May 30, 2019.
Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2019, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

We have omitted risk factors from this Quarterly Report on Form 10-Q pursuant to rules applicable to smaller reporting companies. We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-215272) risk factors which materially affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933 (the “Act”).

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

As of March 31, 2019, organization and offering costs of approximately $2,800,000 have been incurred by our advisor in connection with our initial public offering. Our advisor is obligated to pay all organization and offering costs in connection with our initial public offering on our behalf without reimbursement by us.

We expect to use the proceeds of our initial public offering to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets, including potential development projects, located throughout the United States.

Share Repurchase Program

Information regarding the shares available for repurchase under our share repurchase program and the price at which we repurchase shares is incorporated herein by reference to Note 7 to our Financial Statements “Commitments and Contingencies” in Part I of this report.

During the three months ended March 31, 2019, we did not redeem any shares pursuant to our share redemption program.

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
4.4
Amended and Restated Escrow Agreement by and among Cottonwood Communities, Inc., UMB Bank, N.A. and Orchard Securities, LLC dated August 6, 2018 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-11 (No. 333-215272) filed August 8, 2018)

10.1
Three-Party Agreement (Property Management) by and among the Company, Cottonwood Communities O.P., LP and Cottonwood Communities Management, LLC dated March 1, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Post-Effective Amendment no. 2 to its Registration Statement on Form S-11 (No. 333-215272) filed May 3, 2019)

10.2
First Amendment to Limited Partnership Agreement of Cottonwood Communities O.P., LP dated March 28, 2019 (incorporated by reference to Exhibit 10.5 to the Company's Post-Effective Amendment no. 2 to its Registration Statement on Form S-11 (No. 333-215272) filed May 3, 2019)

10.3
First Amendment to the Three-Party Agreement by and among the Company, Cottonwood Communities O.P., LP and Cottonwood Communities Management, LLC dated March 1, 2019 (incorporated by reference to Exhibit 10.6 to the Company's Post-Effective Amendment no. 2 to its Registration Statement on Form S-11 (No. 333-215272) filed May 3, 2019)

10.4
Assignment of Advisory Services Contracts by and among the Company, Cottonwood Communities Management, LLC, Cottonwood Capital Management, Inc., Cottonwood Communities Advisors, LLC, CC Advisors III, LLC and, solely with respect to the consent required under the applicable agreements, Orchard Securities, LLC dated March 1, 2019 (incorporated by reference to Exhibit 10.7 to the Company's Post-Effective Amendment no. 2 to its Registration Statement on Form S-11 (No. 333-215272) filed May 3, 2019)

10.5
First Amendment to the Advisory Agreement by and among the Company, Cottonwood Communities O.P., LP and Cottonwood Communities Management, LLC dated March 1, 2019 (incorporated by reference to Exhibit 10.4 to the Company's Post-Effective Amendment no. 2 to its Registration Statement on Form S-11 (No. 333-215272) filed May 3, 2019)

10.6
Assignment of Promotional Interest by and among Cottonwood Residential O.P., LP, Cottonwood Communities Investor, LLC and Cottonwood Communities Advisors Promote, LLC dated March 1, 2019 (incorporated by reference to Exhibit 10.8 to the Company's Post-Effective Amendment no. 2 to its Registration Statement on Form S-11 (No. 333-215272) filed May 3, 2019)

10.7
Purchase and Sale Agreement by and between Luma at West Palm Beach, LLC and Cottonwood Communities O.P., LP dated March 26, 2019 (incorporated by reference to Exhibit 10.9 to the Company's Post-Effective Amendment no. 2 to its Registration Statement on Form S-11 (No. 333-215272) filed May 3, 2019)

10.8
Assignment and Assumption of Purchase and Sale Agreement by and between Cottonwood Communities O.P., LP and CC West Palm, LLC dated April 29, 2019 (incorporated by reference to Exhibit 10.10 to the Company's Post-Effective Amendment no. 2 to its Registration Statement on Form S-11 (No. 333-215272) filed May 3, 2019)

10.9
Amendment No. 1 to Dealer Manager Agreement by and among the Company, Cottonwood Communities Management, LLC and Orchard Securities, LLC dated March 18, 2019 (incorporated by reference to Exhibit 1.2 to the Company's Post-Effective Amendment no. 2 to its Registration Statement on Form S-11 (No. 333-215272) filed May 3, 2019)

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

Dated: May 15, 2019