Form 10-Q
period 2019-06-30
Cottonwood Communities, Inc.
filed 2019-08-13
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 9, 2019, there were approximately 5,895,000 shares of the registrant’s common stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
Assets	(Unaudited)
Real estate assets, net	$66,011,032	$—
Cash and cash equivalents	18,659,104	3,406,175
Restricted cash	154,778	—
Other assets	504,163	317,279
Total assets	85,329,077	3,723,454
Liabilities and equity
Liabilities
Credit facility, net	34,936,791	—
Related party payables	435,456	128,617
Accounts payable, accrued expenses and other liabilities	1,161,848	29,146
Total liabilities	36,534,095	157,763
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 5,059,447 shares issued and outstanding at June 30, 2019; 366,654 shares issued and outstanding at December 31, 2018	50,595	3,667
Additional paid-in capital	50,374,036	3,662,233
Accumulated distributions	(595,217)	—
Accumulated deficit	(1,034,432)	(100,209)
Total stockholders' equity	48,794,982	3,565,691
Total liabilities and stockholders' equity	$85,329,077	$3,723,454

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Rental and other property revenues	$367,542	$—	$367,542	$—
Total revenues	367,542	—	367,542	—
Expenses
Property operations expense	222,641	—	222,641	—
Reimbursable operating expenses to related parties	125,485	—	250,485	—
Asset management fee to related party	137,942	—	157,725	—
Depreciation and amortization	445,951	—	445,951	—
General and administrative expenses	134,198	1,109	252,358	2,072
Total operating expenses	1,066,217	1,109	1,329,160	2,072
Other income (expense)
Interest income	130,599	—	162,031	—
Interest expense	(134,636)	—	(134,636)	—
Total other (expense) income	(4,037)	—	27,395	—
Net loss	$(702,712)	$(1,109)	$(934,223)	$(2,072)

Weighted-average shares outstanding	3,828,105	20,000	2,360,577	20,000
Net loss per common share - basic and diluted	$(0.18)	$(0.06)	$(0.40)	$(0.10)

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Equity
Balance at January 1, 2019	366,654	$3,667	$3,662,233	$—	$(100,209)	$3,565,691
Issuance of common stock	1,523,319	15,233	15,186,682	—	—	15,201,915
Distributions to investors	—	—	—	(58,045)	—	(58,045)
Net loss	—	—	—	—	(231,511)	(231,511)
Balance at March 31, 2019	1,889,973	18,900	18,848,915	(58,045)	(331,720)	18,478,050
Issuance of common stock	3,169,474	31,695	31,525,121	—	—	31,556,816
Distributions to investors	—	—	—	(537,172)	—	(537,172)
Net loss	—	—	—	—	(702,712)	(702,712)
Balance at June 30, 2019	5,059,447	$50,595	$50,374,036	$(595,217)	$(1,034,432)	$48,794,982

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Equity
Balance at January 1, 2018	20,000	$200	$199,800	$—	$—	$200,000
Net loss	—	—	—	—	(963)	(963)
Balance at March 31, 2018	20,000	200	199,800	—	(963)	199,037
Net loss	—	—	—	—	(1,109)	(1,109)
Balance at June 30, 2018	20,000	$200	$199,800	$—	$(2,072)	$197,928

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(934,223)	$(2,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	445,951	—
Amortization of loan fees	8,893	—
Changes in operating assets and liabilities:
Other assets	67,208	—
Related party payables	306,839	—
Accounts payable, accrued expenses and other liabilities	470,193	2,072
Net cash provided by operating activities	364,861	—
Cash flows from investing activities:
Acquisition of real estate	(31,171,298)	—
Capital improvements to real estate	(3,630)	—
Net cash used in investing activities	(31,174,928)	—
Cash flows from financing activities:
Issuance of common stock	46,529,245	—
Distributions to common stockholders	(311,471)	—
Net cash provided by financing activities	46,217,774	—
Net increase in cash and cash equivalents and restricted cash	15,407,707	—
Cash and cash equivalents and restricted cash, beginning of period	3,406,175	200,000
Cash and cash equivalents and restricted cash, end of period	$18,813,882	$200,000

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$18,659,104	$200,000
Restricted cash	154,778	—
Total cash and cash equivalents and restricted cash	$18,813,882	$200,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,859	$—
Cash paid for income and other taxes	100	200

Supplemental disclosure of non-cash investing and financing activities:
Credit facility entered into in conjunction with acquisition of real estate	$35,995,000	$—
Assumption of liability in connection with acquisition of real estate	452,639	—
Proceeds receivable for issuance of common stock	397,900	—
Issuance of common stock through dividend reinvestment program	87,586	—
Distributions declared but not yet paid	196,160	—

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Business
Cottonwood Communities, Inc. is a Maryland corporation formed on July 27, 2016 that intends to qualify as a real estate investment trust or REIT. The Company is the sole general partner of Cottonwood Communities O.P., LP, a Delaware limited partnership (the “Operating Partnership”). Cottonwood Communities Investor, LLC, a wholly owned subsidiary of Cottonwood Residential O.P., LP (“CROP”) is the sole limited partner of the Operating Partnership. Unless the context indicates otherwise, the “Company,” “we,” “our” or “us” refers to Cottonwood Communities, Inc. and its consolidated subsidiaries, including the Operating Partnership. We were formed to invest in multifamily apartment communities and real estate related assets located throughout the United States. Substantially all of our business is conducted through the Operating Partnership.

We are offering up to $750,000,000 in shares of common stock (the "Offering"), consisting of up to $675,000,000 in shares in our primary offering and up to $75,000,000 in shares pursuant to our distribution reinvestment plan (the "DRP Offering”). The price for shares of common stock in the Offering is $10.00 per share (with discounts available to certain categories of purchasers in the primary offering), all without any upfront costs or expenses charged to the investor. Any offering-related expenses are paid by our advisor without reimbursement by us.

We are externally managed and have no employees. From August 13, 2018, the effective date of the Offering, to March 1, 2019, Cottonwood Communities Management, LLC, an affiliate of CROP, acted as our advisor and our property manager. Effective March 1, 2019, CC Advisors III, LLC (our “advisor”) became our advisor. Cottonwood Communities Management, LLC (our "property manager") continues to act as property manager for our multifamily apartment communities.

As of June 30, 2019, we owned Cottonwood West Palm (formerly "Luma at West Palm Beach"), a 245-unit, elevator-serviced, concrete and stucco multifamily apartment community in West Palm Beach, Florida. Refer to Note 10 for an investment made subsequent to June 30, 2019.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of our financial position as of June 30, 2019 and the results of operations and cash flows for the periods presented.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments in Real Estate

In accordance with the guidance for business combinations, we determine whether the acquisition of a property qualifies as a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the property acquired does not constitute a business, we account for the transaction as an asset acquisition. The guidance for business combinations states that when substantially all of the fair value of the gross assets to be acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the asset or set of assets is not a business. All property acquisitions to date have been accounted for as asset acquisitions.

We account for asset acquisitions by allocating the total cost, including transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. Real estate assets and liabilities include land, building, furniture, fixtures and equipment, other personal property, in-place lease intangibles and debt. The fair values are determined using methods similar to those used by independent appraisers, and include using replacement cost estimates less depreciation, discounted cash flows, market comparisons, and direct capitalization of net operating income.
Real Estate Assets, Net
We state real estate assets at cost, less accumulated depreciation. We capitalize costs related to the development, construction, improvement, and significant renovation of properties, which include capital replacements such as scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements. We also capitalize salary costs directly attributable to significant renovation work.

We compute depreciation on a straight-line basis over the estimated useful lives of the related assets and intangible assets are amortized to depreciation and amortization over the remaining lease term. The useful lives of our real estate assets are as follows (in years):

Land improvements	5-15
Buildings	30
Building improvements	5-15
Furniture, fixtures and equipment	5-15
Intangible assets	Over lease term

We expense ordinary maintenance and repairs to operations as incurred. We capitalize significant renovations and improvements that improve and/or extend the useful life of an asset and amortize over their estimated useful life, generally five to 15 years.

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

Organization and Offering Costs

Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate the Company. Offering costs include all expenses incurred in connection with the Offering, including legal, accounting, printing, mailing and filing fees, escrow charges and transfer agent fees, dealer manager fees and selling commissions. All organization and offering costs are paid by our advisor. We will not incur any liability for or reimburse our advisor for any of these organizational and offering costs. As of June 30, 2019, organizational and offering costs incurred by our advisor were approximately $5,960,000.

3.	Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets:

June 30, 2019
Building and building improvements	$52,279,725
Land and land improvements	10,658,155
Furniture, fixtures and equipment	2,015,778
Intangible assets	1,503,325
66,456,983
Less: Accumulated depreciation and amortization	(445,951)
Real estate assets, net	$66,011,032

We had no real estate assets as of December 31, 2018.

Asset acquisitions

On May 30, 2019, we acquired 100% of Cottonwood West Palm (formerly "Luma at West Palm Beach"), a multifamily community in West Palm Beach, Florida for $66,923,500. Acquired assets and liabilities were recorded at relative fair value as an asset acquisition (Note 2).

The following table summarizes the purchase price allocation of the real estate assets acquired during the three months ended June 30, 2019:

	Allocated Amounts
Property	Building	Land	Land Improvements	Personal Property	Intangible	Total
Cottonwood West Palm	$52,276,096	$9,379,895	$1,278,260	$2,015,778	$1,503,325	$66,453,354

The weighted-average amortization period for the intangible lease assets acquired in connection with the Cottonwood West Palm acquisition was 0.5 years.

4.	Credit Facility
On May 30, 2019, in conjunction with the acquisition of Cottonwood West Palm, we, through a wholly owned subsidiary of our operating partnership, entered a Master Credit Facility Agreement with Berkadia Commercial Mortgage, LLC, an unaffiliated lender, under the Fannie Mae credit facility program (the “Credit Facility”). Pursuant to the terms of the Facility, we obtained an advance secured against Cottonwood West Palm in the amount of $35,995,000. The advance carries an interest-only term of 10 years and bears a fixed interest rate of 3.93%. We have the right to prepay all or a portion of the Facility at any time subject to certain fees and conditions contained in the loan documents.

We may finance other future acquisitions through the Credit Facility. The aggregate loan-to-value ratio for all advances made with respect to the Credit Facility cannot exceed 65% at the time any advance is made. There is no limit on the amount that we can borrow under the Credit Facility so long as we maintain the loan-to-value ratio and other requirements set forth in the Facility loan documents. Each advance will be cross-collateralized with the other advances. The Credit Facility permits us to sell the multifamily apartment communities that are secured by the Credit Facility individually, provided that certain debt coverage ratios and other requirements are met.

The Credit Facility is presented net of the origination fees that were incurred to obtain the financing. The executed agreements regarding the Credit Facility are included as exhibits in this Quarterly Report on Form 10-Q.

5.	Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of June 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. Fair value measurements are categorized into one of three levels of the fair value hierarchy based on the lowest level of significant input used. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates may differ from the actual amounts that we could realize upon settlement.

The fair value hierarchy is as follows:

Level 1 - Quoted (unadjusted) prices in active markets for identical assets or liabilities.
Level 2 - Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value:

	As of June 30, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$35,995,000	$35,995,000	$—	$—

The Credit Facility is categorized as Level 2 in the fair value hierarchy.

6.	Stockholders' Equity
Our charter authorizes the issuance of up to 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock at $0.01 par value per share and 100,000,000 are designated as preferred stock at $0.01 par value per share.

Voting Common Stock

Holders of our common stock are entitled to receive such distributions as may be declared from time to time by our board of directors out of legally available funds, subject to any preferential rights of outstanding preferred stock. With respect to each authorized and declared distribution, each outstanding share of common stock shall be entitled to receive the same amount. The holders of our common stock are also entitled to one vote per share on all matters submitted to a shareholder vote, including the election of directors. As of June 30, 2019, we had outstanding shares of 5,059,447, which includes 20,000 shares owned by CROP and 8,759 issued through our distribution reinvestment program.

Preferred Stock

The board of directors is authorized, without approval of common shareholders, to provide for the issuance of preferred stock, in one or more classes or series, with such rights, preferences and privileges as the board of directors approves. No preferred stock was issued and outstanding as of June 30, 2019.

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors. We have paid distributions from offering proceeds and may continue to fund distributions with offering proceeds. For the three months ended June 30, 2019, we paid aggregate distributions of $341,012, including $271,447 distributions paid in cash and $69,565 of distributions reinvested through our distribution reinvestment plan. For the six months ended June 30, 2019, we paid aggregate distributions of $399,057, including $311,471 distributions paid in cash and $87,586 of distributions reinvested through our distribution reinvestment plan.

On April 8, 2019 we declared distributions in the amount of $0.02465753 per share to stockholders of record as of March 18, 2019 and distributions in the amount of $0.00136986 per share per day for daily record dates for each day in the period from March 19, 2019 through March 31, 2019. On May 7, 2019, we declared distributions in the amount of $0.00136986 per share per day for daily record dates for each day in the period from April 1, 2019 through April 30, 2019.

On May 13, 2019, our board of directors declared cash distributions on the outstanding shares of our common stock based on daily record dates for the period from June 1, 2019 through June 30, 2019; the period from July 1, 2019 through July 31, 2019; and the period from August 1, 2019 through August 31, 2019. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. Distributions for these periods are based on stockholders of record each day at a rate of $0.00136986 per share per day.

7.	Related-Party Transactions
Advisory Agreement

Our advisor is responsible for making decisions related to the structuring, acquisition, management, financing and disposition of our assets in accordance with our investment objectives, guidelines, policies and limitations. Our advisor also manages day-to-day operations, retains property managers, and performs other duties. These activities are all subject to oversight by our board of directors. Per the terms of our advisory agreement, our advisor is entitled to receive the fees for these services which are mentioned below.

Asset Management Fee

Our advisor receives an annual asset management fee, paid monthly, in an amount equal to 1.25% of gross assets, as defined in the advisory agreement, as of the last day of the prior month. We incurred asset management fees of $137,942 and $157,725for the three and six months ended June 30, 2019 and 2018, respectively. No asset management fees were paid for the three and six months ended June 30, 2018.

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

If our advisory agreement is terminated before August 13, 2028 for any reason other than our advisor’s fraud, willful misconduct or gross negligence, our advisor will receive a 3% contingent acquisition fee less the amount of any prior payments of contingent acquisition fees to our advisor. No contingent acquisition fees were incurred for the three and six months ended June 30, 2019 and 2018.

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

The contingent financing fee is payable upon satisfying the return threshold with respect to any financing obtained or assumed by us prior to satisfaction of the return threshold and at the closing of new financing following satisfaction of the return threshold. If our advisor agreement is terminated before August 13, 2028 for any reason other than the advisor’s fraud, willful misconduct or gross negligence, the payment of the contingent financing fee will be immediately due and payable. No contingent financing fees were incurred for the three and six months ended June 30, 2019 and 2018.

Acquisition Expense Reimbursement

Subject to the limitations contained in our charter, our advisor receives reimbursement from us for all out-of-pocket expenses incurred in connection with the selection and acquisition or origination of investments, whether or not we ultimately acquire the property or other real estate-related investment.

Reimbursable Operating Expenses

We reimburse our advisor or its affiliates for all actual expenses paid or incurred by our advisor or its affiliates in connection with the services provided to us, including our allocable share of our advisor’s or its affiliates’ overhead, such as rent, personnel costs, utilities, cybersecurity and IT costs; provided, however, that we will not reimburse our advisor or its affiliates for salaries, wages and related benefits of personnel who perform investment advisory services for us or serve as our executive officers. In addition, subject to the approval of our board of directors we may reimburse our advisor or its affiliates for costs and fees associated with providing services to us that we would otherwise engage a third party to provide. Reimbursable company operating expenses were $125,485 and $250,485 for the three and six months ended June 30, 2019, respectively. There were no reimbursable company operating expenses for the three and six months ended June 30, 2018.

Commencing with the quarter ending June 30, 2020, our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors.

Property Management Fee

Our property manager operates under the terms of separate property management agreements for each community. Our property manager receives from us a property management fee in an amount up to 3.5% of the annual gross revenues of the multifamily apartment communities that it manages. We incurred property management fees of $14,544 for the three and six months ended June 30, 2019. No property management fees were incurred in 2018. Property management fees are presented within property operations expense on the Consolidated Statements of Operations.

Promotional Interest

Cottonwood Communities Advisors Promote, LLC, an affiliated entity, will receive from the Operating Partnership a promotional interest equal to 15% of net income and cash distributions, but only after our stockholders, together as a collective group, receive in the aggregate, cumulative distributions from us sufficient to provide a return of their invested capital plus a 6% cumulative, non-compounded annual return on their invested capital. Cottonwood Communities Advisors Promote, LLC, will not be required to make any capital contributions to our Operating Partnership in order to obtain the promotional interest.

In addition, Cottonwood Communities Advisors Promote, LLC will be entitled to a separate one-time payment upon (1) the listing of our common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of our advisory agreement, in each case for an amount that Cottonwood Communities Advisors Promote, LLC would have been entitled to receive as if our Operating Partnership had disposed of all of its assets at the market value of our shares of common stock as of the date of the event triggering the payment.

A separate one-time payment following the termination or non-renewal of our advisory agreement for reasons unrelated to a liquidity event for our stockholders will be in the form of an interest-bearing promissory note that is payable only after our stockholders have actually received distributions in the amount required before Cottonwood Communities Advisors Promote, LLC can receive the promotional interest. Provided, however, if the promissory note has not been repaid prior to a liquidity event for our stockholders, the promissory note shall be paid in full on the date of or immediately prior to the liquidity event.

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

8.	Economic Dependency
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

9.	Commitments and Contingencies
Litigation

As of June 30, 2019, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

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

No shares were redeemed during the three and six months ended June 30, 2019 and 2018.

Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program for any reason upon 15 days’ notice to our stockholders.

10.	Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued and have determined there are none to be reported or disclosed in the consolidated financial statements other than those mentioned below.

Status of the Offering

We commenced the Offering on August 13, 2018. As of August 9, 2019, we had sold approximately 5,895,000 shares of common stock in our public offering for aggregate gross offering proceeds of approximately $58,747,000. Included in these amounts were 16,265 shares of common stock sold pursuant to the DRP Offering for aggregate gross offering proceeds of $162,650.

Investment

On July 31, 2019, we, through our operating partnership, invested in a B note secured by a deed of trust on a development project for an amount of up to $10 million (which commitment could rise to $10.5 million in certain circumstances) (the “Dolce B Note”). The borrower under the Dolce B Note is Dolce Twin Creeks Phase 2, LLC, a Delaware limited liability company, an unaffiliated third party. The borrower intends to use the proceeds from the Dolce B Note, additional financing in the amount of $45.5 million (the “Dolce A Note”) and $17.9 million in common equity for the development of Dolce Twin Creeks, Phase II, a proposed 366-unit multifamily project and approximately 15,000 square feet of medical office space on a 10.89 acre site located in Allen, Texas, a northern suburb of Dallas (the “Project”). We funded the Dolce B Note with proceeds from the Offering.

The Dolce B Note bears interest at a rate of 9.50% plus 1-month LIBOR and is expected to be drawn upon in stages as needed throughout the construction of the Project. The loan includes a 1-month LIBOR floor equal to 2.50%, resulting in an interest rate floor equal to 12.00% for the Dolce B Note. The maturity date of the Dolce B Note is December 31, 2021 with two six-month extension options. Prior to maturity, the borrower under the Dolce B Note is required to make monthly interest only payments with principal due at maturity. Prepayment of the Dolce B Note is permitted in whole but not in part subject to certain prepayment fees. The borrower may obtain a release of the parcel that will contain the medical office space for a minimum release price of $3,960,000 (82.5% of the as-stabilized appraised value of that parcel), which would be applied pro rata, without prepayment fees, to repayment of the A Note and the B Note.

Distributions Paid

Distributions paid subsequent to June 30, 2019 are as follows:

Period	Daily Distribution Rate	Date Paid	Amount
June 1, 2019 - June 30, 2019	$0.00136986	July 9, 2019	$196,160
July 1, 2019 - July 31, 2019	$0.00136986	August 7, 2019	$229,412

Distributions Declared

Our board of directors have declared cash distributions as follows:

Period	Declaration Date	Daily Distribution Rate	Expected Payment
August 1, 2019 - August 31, 2019	May 13, 2019	$0.00136986	September 2019
September 1, 2019 - September 30, 2019	August 6, 2019	$0.00136986	October 2019
October 1, 2019 - October 31, 2019	August 6, 2019	$0.00136986	November 2019
November 1, 2019 - November 30, 2019	August 6, 2019	$0.00136986	December 2019

Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.

Amendment to our Registration Statement for the Offering

On August 6, 2019, we filed an amendment to our registration statement for the Offering to offer two classes of shares of common stock: Class A and Class T. The share classes have a different selling commission structure; however, any offering-related expenses are being paid by our advisor without reimbursement by us.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References herein to "Company," “we,” us,” and “our” refer to Cottonwood Communities, Inc. together with its subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements as a result of various factors.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have no significant operating history and, other than as described herein, have not identified any assets in which there is a reasonable probability we will invest. We depend on our advisor to identify suitable investments and to manage our investments. There is no assurance that we will be able to successfully achieve our investment objectives.

•
We have paid distributions from offering proceeds and may continue to fund distributions with offering proceeds. We have not established a limit on the amount of proceeds from our offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment in multifamily apartment communities and multifamily real estate-related assets and the overall return to our shareholders may be reduced. Distributions may also be paid from other sources such as borrowings, advances or the deferral of fees and expense reimbursements. During the early stages of our operations, these distributions may constitute a return of capital.

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

Additional risks are discussed under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-215272) and associated supplements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are offering up to $750,000,000 in shares of our common stock (the “Offering”), through a primary offering of $675,000,000 of shares of common stock and a distribution reinvestment plan of up to $75,000,000 of shares of common stock (the “DRP Offering”). We are offering our shares for sale in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers) and shares in the DRP Offering initially at $10.00 per share, all without any upfront costs or expenses charged to the investor. On August 6, 2019, we filed an amendment to our registration statement for the Offering to offer two classes of shares of common stock: Class A and Class T. Upon effectiveness of this amendment, our currently offered and outstanding common stock will be designated Class A and we will also offer a Class T share. The share classes have a different selling commission structure; however, any offering-related expenses are being paid by our advisor without reimbursement by us.

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

As of June 30, 2019, we have raised approximately $50.6 million and acquired Cottonwood West Palm (formerly "Luma at West Palm Beach"), a multifamily community in West Palm Beach, Florida.

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

Our Investment

On May 30, 2019, we acquired Cottonwood West Palm, a 245-unit, elevator-serviced, concrete and stucco community in West Palm Beach, Florida. The contract purchase price was approximately $67.0 million, excluding closing costs. Refer to our Form 8-K filed with the SEC on June 4, 2019 disclosing information about the property as well as the purchase and financing arrangement for this investment.

Results of Operations

We commenced real estate operations on May 30, 2019 with the acquisition of Cottonwood West Palm and, as a result, do not have three months of real estate operations for discussion. During the three months ended June 30, 2019, we continued our capital raising and deal sourcing efforts, earning interest of $130,599 on cash deposits while incurring operating expenses owed to related parties of $125,485, asset management fees of $137,942, and general and administrative expenses of $134,198. As expected, these amounts increased as a result of additional proceeds raised in the Offering and activities related to the sourcing and acquisition of real estate investments.

Our advisor is paying all selling commissions, dealer manager fees and organizational and offering expenses related to our offering on our behalf without reimbursement by us.

Liquidity and Capital Resources

We are dependent upon the proceeds from our offering to conduct our proposed operations. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Offering, from secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations. As of June 30, 2019, we had one real estate investment and cash and cash equivalents of $18,659,104 as well as other smaller assets.

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

We target an aggregate loan-to-cost or loan-to-value ratio of 45% to 65% at the REIT level; provided, however, that we may obtain financing that is less than or exceeds such ratio in the discretion of our board of directors if the board of directors deems it to be in our best interest to obtain such financing. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets, unless a majority of our conflicts committee finds substantial justification for borrowing a greater amount and such excess borrowings are disclosed in our next quarterly report, along with the conflicts committee’s justification for such excess. Examples of such a substantial justification include obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. We anticipate that all financing obtained to acquire stabilized multifamily apartment communities will be non-recourse to the Operating Partnership and us (however, it is possible that some of these loans will require us to enter into guaranties with respect to certain non-recourse carve-outs). We may obtain recourse debt in connection with certain development transactions. The terms of any financing to be obtained are not currently known and we have not obtained any financing commitments for any multifamily apartment communities.

The Facility agreement with Berkadia entered in connection with our acquisition of Cottonwood West Palm is our only outstanding debt obligation as of June 30, 2019. It has no limit on the amount that we can borrow so long as we maintain the loan-to-value ratio and other requirements set forth in the loan documents. We may obtain additional lines of credit or enter into other financing arrangements that may be secured by one or more of our assets. We may use the proceeds from any line of credit or financing to bridge the acquisition of, or acquire, multifamily apartment communities and multifamily real estate-related assets if our board of directors determines that we require such funds to acquire the multifamily apartment communities or real estate-related assets.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

Six Months Ended June 30, 2019
Net cash provided by operating activities	$364,861
Net cash used in investing activities	(31,174,928)
Net cash provided by financing activities	46,217,774
Net increase in cash and cash equivalents and restricted cash	$15,407,707

Cash flows provided by operating activities were $364,861 during the six months ended June 30, 2019, primarily as a result of one month of real estate income combined with the deferral of payment on related party and other payables.

Cash flows used in investing activities were $31,174,928 during the six months ended June 30, 2019, primarily due to our purchase of Cottonwood West Palm.

Cash flows provided by financing activities were $46,217,774 during the six months ended June 30, 2019, primarily due to the net proceeds we received from the issuance of our common stock.

There were no operating, investing or financing activities for the six months ended June 30, 2018.

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

Distributions declared, distributions paid and cash flow used in operating activities were as follows:

			Distributions Paid(3)
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested (DRP)	Total	Cash Provided By (Used In) Operating Activities
First Quarter 2019	$117,486	0.06216279	$40,024	$18,021	$58,045	$(19,449)
Second Quarter 2019	477,731	0.09442300	271,447	69,565	341,012	384,310
Total	$595,217		$311,471	$87,586	$399,057	$364,861

(1) Distributions for the periods from January 1, 2019 through February 28, 2019 and March 19, 2019 through June 30, 2019 were based on daily record dates and were calculated at a rate of $0.00136986 per share per day. A daily distribution in the amount of 0.02465753 per share was declared for stockholders of record as of March 18, 2019.

(2) Assumes share was issued and outstanding each day during the period presented.

(3) Distributions are paid on a monthly basis and include distributions declared for daily record dates starting December 18, 2018. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.

For the three months ended June 30, 2019, we paid aggregate distributions of $341,012, including $271,447 distributions paid in cash and $69,565 of distributions reinvested through our distribution reinvestment plan. For the six months ended June 30, 2019, we paid aggregate distributions of $399,057, including $311,471 distributions paid in cash and $87,586 of distributions reinvested through our distribution reinvestment plan. Our net loss for the six months ended June 30, 2019 was $934,223. Cash flows provided by operating activities for the six months ended June 30, 2019 was $364,861. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by stockholders, with offering proceeds. Generally, for purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. However, due to the timing of the receipt of cash flow from operations in the second quarter of 2019, the cash was not available to fund distributions until July. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

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

Critical Accounting Policies

A critical accounting policy is one that is both important to our financial condition and results of operations and that involves some degree of uncertainty. The preparation of our financial statements may require significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our accounting policy over investments in real estate to be critical. See Note 2 of the consolidated financial statements in this Quarterly Report on Form 10-Q for further description of this policy.

Subsequent Events
Status of the Offering

As of August 9, 2019, we had sold approximately 5,895,000 shares of common stock in our public offering for aggregate gross offering proceeds of approximately $58,747,000. Included in these amounts were 16,265 shares of common stock sold pursuant to our distribution reinvestment plan for aggregate gross offering proceeds of $162,650.

Investment

On July 31, 2019, we, through our operating partnership, invested in a B note secured by a deed of trust on a development project for an amount of up to $10 million (which commitment could rise to $10.5 million in certain circumstances) (the “Dolce B Note”). The borrower under the Dolce B Note is Dolce Twin Creeks Phase 2, LLC, a Delaware limited liability company, an unaffiliated third party. The borrower intends to use the proceeds from the Dolce B Note, additional financing in the amount of $45.5 million (the “Dolce A Note”) and $17.9 million in common equity for the development of Dolce Twin Creeks, Phase II, a proposed 366-unit multifamily project and approximately 15,000 square feet of medical office space on a 10.89 acre site located in Allen, Texas, a northern suburb of Dallas (the “Project”). We funded the Dolce B Note with proceeds from our offering.

The Dolce B Note bears interest at a rate of 9.50% plus 1-month LIBOR and is expected to be drawn upon in stages as needed throughout the construction of the Project. The loan includes a 1-month LIBOR floor equal to 2.50%, resulting in an interest rate floor equal to 12.00% for the Dolce B Note. The maturity date of the Dolce B Note is December 31, 2021 with two six-month extension options. Prior to maturity, the borrower under the Dolce B Note is required to make monthly interest only payments with principal due at maturity. Prepayment of the Dolce B Note is permitted in whole but not in part subject to certain prepayment fees. The borrower may obtain a release of the parcel that will contain the medical office space for a minimum release price of $3,960,000 (82.5% of the as-stabilized appraised value of that parcel), which would be applied pro rata, without prepayment fees, to repayment of the A Note and the B Note.

Distributions Paid

Distributions paid subsequent to June 30, 2019 are as follows:

Period	Daily Distribution Rate	Date Paid	Amount
June 1, 2019 - June 30, 2019	$0.00136986	July 9, 2019	$196,160
July 1, 2019 - July 31, 2019	$0.00136986	August 7, 2019	$229,412

Distributions Declared

Our board of directors have declared cash distributions as follows:

Period	Declaration Date	Daily Distribution Rate	Expected Payment
August 1, 2019 - August 31, 2019	May 13, 2019	$0.00136986	September 2019
September 1, 2019 - September 30, 2019	August 6, 2019	$0.00136986	October 2019
October 1, 2019 - October 31, 2019	August 6, 2019	$0.00136986	November 2019
November 1, 2019 - November 30, 2019	August 6, 2019	$0.00136986	December 2019

Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.

Amendment to our Registration Statement for the Offering

On August 6, 2019, we filed an amendment to our registration statement for the Offering to offer two classes of shares of common stock: Class A and Class T. The share classes have a different selling commission structure; however, any offering-related expenses are being paid by our advisor without reimbursement by us.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2019, we were not involved in any material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933 (the “Act”).

Use of Proceeds

On August 13, 2018, our Registration Statement on Form S-11 (File No. 333-215272), covering our offering of up to $750,000,000 in shares of common stock through a primary offering of $675,000,000 and a distribution reinvestment plan ("DRP") offering of $75,000,000, was declared effective under the Act. We are offering our shares in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers) and shares in the DRP Offering initially at $10.00 per share, all without any upfront costs or expenses charged to the investor. We commenced our initial public offering on August 13, 2018 upon retaining Orchard Securities, LLC as the dealer manager of our offering. On August 6, 2019, we filed a post-effective amendment to our Registration Statement to offer two classes of shares of common stock: Class A and Class T. Upon effectiveness of this amendment, our currently offered and outstanding common stock will be designated Class A and we will also offer a Class T share. The share classes have a different selling commission structure; however, any offering-related expenses are being paid by our advisor without reimbursement by us. We expect our primary offering to last until August 13, 2020 (unless extended by our board of directors for an additional year or as otherwise permitted by applicable securities laws). We may sell shares under the DRP Offering beyond the termination of the primary offering until we have sold all the shares under the plan.

As of June 30, 2019, organization and offering costs of approximately $5,960,000 have been incurred by our advisor in connection with our initial public offering. Our advisor is obligated to pay all organization and offering costs in connection with our initial public offering on our behalf without reimbursement by us.

Proceeds from our initial public offering will be used to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets, including potential development projects, located throughout the United States.

Share Repurchase Program

Information regarding the shares available for repurchase under our share repurchase program and the price at which we repurchase shares is incorporated herein by reference to Note 9 to our Financial Statements “Commitments and Contingencies” in Part I of this report.

During the three and six months ended June 30, 2019, we did not redeem any shares pursuant to our share redemption program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information
On August 6, 2019, in connection with the filing of a post-effective amendment to our registration statement for our initial public offering to add a Class T share and designate a Class A share, our board of directors approved an amended and restated distribution plan (the "Amended DRP"). The Amended DRP provides participants the ability to purchase Class T shares of common stock, in addition to Class A shares, through the reinvestment of cash distributions from us. Purchases pursuant to the Amended DRP will be in the same class of shares as the shares for which each shareholder received the distributions that are being reinvested. No deferred selling commission will be paid on Class T shares issued pursuant to the Amended DRP.
The Amended DRP will become effective 10 days after the filing of this Quarterly Report on Form 10-Q, or on August 22, 2019; however, the Class T shares in the Amended DRP will not be available for sale until the SEC declares our registration statement filed on August 6, 2019 effective. The Amended DRP is attached as Exhibit 4.5 hereto.

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

4.5	Amended and Restated Distribution Reinvestment Plan
10.1
First Amendment to Purchase and Sale Agreement by and between Luma at West Palm Beach, LLC and Cottonwood Communities O.P., LP. dated April 15, 2019 (incorporated by reference to Exhibit 10.3 on Form 8-K (No. 333-215272) filed June 3, 2019)

10.2
Second Amendment to Purchase and Sale Agreement by and between Luma at West Palm Beach, LLC and Cottonwood Communities O.P., LP dated April 17, 2019 (incorporated by reference to Exhibit 10.4 on Form 8-K (No. 333-215272) filed June 3, 2019)

10.3
Master Credit Facility Agreement by and between CC West Palm and Berkadia Commercial Mortgage LLC dated May 30, 2019 (incorporated by reference to Exhibit 10.5 on Form 8-K (No. 333-215272) filed June 3, 2019)

10.4	Multifamily Note by and between CC West Palm and Berkadia Commercial Mortgage LLC dated May 30, 2019 (incorporated by reference to Exhibit 10.6 on Form 8-K (No. 333-215272) filed June 3, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed May 22, 2018)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

By:	/s/ Enzio Cassinis
Enzio Cassinis, Chief Executive Officer

By:	/s/ Adam Larson
Adam Larson, Chief Financial Officer

Dated: August 12, 2019