Form 10-Q
period 2019-09-30
Cottonwood Communities, Inc.
filed 2019-11-13
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2019, there were approximately 7,923,000 and 0 shares of the registrant’s Class A and Class T common stock outstanding, respectively.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
Assets	(Unaudited)
Real estate assets, net	$64,810,011	$—
Real estate note investment	1,119,994	—
Cash and cash equivalents	36,549,491	3,406,175
Restricted cash	187,433	—
Related party receivables	312,846	—
Other assets	729,058	317,279
Total assets	103,708,833	3,723,454
Liabilities and equity
Liabilities
Credit facility, net	34,963,468	—
Related party payables	431,478	128,617
Accounts payable, accrued expenses and other liabilities	1,485,233	29,146
Total liabilities	36,880,179	157,763
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized	—	—
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 7,090,194 shares issued and outstanding at September 30, 2019; 366,654 shares issued and outstanding at December 31, 2018	70,902	3,667
Additional paid-in capital	70,484,942	3,662,233
Accumulated distributions	(1,362,780)	—
Accumulated deficit	(2,364,410)	(100,209)
Total stockholders' equity	66,828,654	3,565,691
Total liabilities and stockholders' equity	$103,708,833	$3,723,454

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Rental and other property revenues	$1,180,972	$—	$1,548,514	$—
Real estate note investment interest	16,699	—	16,699	—
Total revenues	1,197,671	—	1,565,213	—
Expenses
Property operations expense	661,181	—	883,822	—
Reimbursable operating expenses to related parties	148,906	—	399,391	—
Asset management fee to related party	296,126	—	453,851	—
Depreciation and amortization	1,270,577	—	1,716,528	—
General and administrative expenses	210,700	—	463,058	2,072
Total operating expenses	2,587,490	—	3,916,650	2,072
Other income (expense)
Interest income	137,543	—	299,574	—
Interest expense	(388,186)	—	(522,822)	—
Total other expense	(250,643)	—	(223,248)	—
Total expenses before asset management fee waiver	(2,838,133)	—	(4,139,898)	(2,072)
Asset management fee waived by Advisor	310,484	—	310,484	—
Net expenses after asset management fee waiver	(2,527,649)	—	(3,829,414)	(2,072)
Net loss	$(1,329,978)	$—	$(2,264,201)	$(2,072)

Weighted-average shares outstanding	6,091,617	20,000	3,613,382	20,000
Net loss per common share - basic and diluted	$(0.22)	$—	$(0.63)	$(0.10)

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Equity
Balance at January 1, 2019	366,654	$3,667	$3,662,233	$—	$(100,209)	$3,565,691
Issuance of common stock	1,523,319	15,233	15,186,682	—	—	15,201,915
Distributions to investors	—	—	—	(58,045)	—	(58,045)
Net loss	—	—	—	—	(231,511)	(231,511)
Balance at March 31, 2019	1,889,973	18,900	18,848,915	(58,045)	(331,720)	18,478,050
Issuance of common stock	3,169,474	31,695	31,525,121	—	—	31,556,816
Distributions to investors	—	—	—	(537,172)	—	(537,172)
Net loss	—	—	—	—	(702,712)	(702,712)
Balance at June 30, 2019	5,059,447	50,595	50,374,036	(595,217)	(1,034,432)	48,794,982
Issuance of common stock	2,030,747	20,307	20,110,906	—	—	20,131,213
Distributions to investors	—	—	—	(767,563)	—	(767,563)
Net loss	—	—	—	—	(1,329,978)	(1,329,978)
Balance at September 30, 2019	7,090,194	$70,902	$70,484,942	$(1,362,780)	$(2,364,410)	$66,828,654

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Equity
Balance at January 1, 2018	20,000	$200	$199,800	$—	$—	$200,000
Net loss	—	—	—	—	(963)	(963)
Balance at March 31, 2018	20,000	200	199,800	—	(963)	199,037
Net loss	—	—	—	—	(1,109)	(1,109)
Balance at June 30, 2018	20,000	200	199,800	—	(2,072)	197,928
Net income	—	—	—	—	—	—
Balance at September 30, 2018	20,000	$200	$199,800	$—	$(2,072)	$197,928

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,264,201)	$(2,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,716,528	—
Amortization of debt issuance costs	35,570	—
Changes in operating assets and liabilities:
Related party receivables	(312,846)	—
Other assets	1,413	—
Related party payables	302,861	—
Accounts payable, accrued expenses and other liabilities	713,126	2,072
Net cash provided by operating activities	192,451	—
Cash flows from investing activities:
Acquisition of real estate	(31,171,298)	—
Capital improvements to real estate	(73,186)	—
Issuance of real estate note investment	(1,119,994)	—
Net cash used in investing activities	(32,364,478)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	66,377,134	—
Distributions to common stockholders	(874,358)	—
Net cash provided by financing activities	65,502,776	—
Net increase in cash and cash equivalents and restricted cash	33,330,749	—
Cash and cash equivalents and restricted cash, beginning of period	3,406,175	200,000
Cash and cash equivalents and restricted cash, end of period	$36,736,924	$200,000

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$36,549,491	$200,000
Restricted cash	187,433	—
Total cash and cash equivalents and restricted cash	$36,736,924	$200,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$369,368	$—
Cash paid for income and other taxes	8,627	200

Supplemental disclosure of non-cash investing and financing activities:
Credit facility entered into in conjunction with acquisition of real estate	$35,995,000	$—
Assumption of liabilities in connection with acquisition of real estate	452,639	—
Proceeds receivable for issuance of common stock	557,000	—
Issuance of common stock through dividend reinvestment program	211,810	—
Distributions declared but not yet paid	276,612	—

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Business
Cottonwood Communities, Inc. is a Maryland corporation formed on July 27, 2016 that intends to qualify as a real estate investment trust or REIT beginning with the taxable year ending December 31, 2019. The Company is the sole general partner of Cottonwood Communities O.P., LP, a Delaware limited partnership (the “Operating Partnership”). Cottonwood Communities Investor, LLC, a wholly owned subsidiary of Cottonwood Residential O.P., LP (“CROP”), is the sole limited partner of the Operating Partnership. Unless the context indicates otherwise, the “Company,” “we,” “our” or “us” refers to Cottonwood Communities, Inc. and its consolidated subsidiaries, including the Operating Partnership. We were formed to invest in multifamily apartment communities and real estate related assets located throughout the United States. Substantially all of our business is conducted through the Operating Partnership.

On August 13, 2018, we commenced a best-efforts initial public offering of up to $750,000,000 in shares of our common stock (the "Offering"), consisting of up to $675,000,000 in shares of common stock in our primary offering and up to $75,000,000 in shares of common stock pursuant to our distribution reinvestment plan (the "DRP Offering”) at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers) in both the primary and the DRP Offering. Effective October 15, 2019, we amended our registration statement for the Offering to offer two classes of our common stock: Class A and Class T. We are offering both classes of our shares for sale in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers of our Class A shares) and shares of both classes in the DRP Offering at $10.00 per share. Shares in the Offering are being sold without any upfront costs or expenses charged to the investor. We are offering to sell any combination of our Class A and Class T common stock in the Offering, with a dollar value up to the maximum offering amount.

On November 8, 2019, we launched a best-efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which we are offering a maximum of $50,000,000 in shares of our Series 2019 preferred stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering").

We are externally managed and have no employees. From August 13, 2018 to March 1, 2019, Cottonwood Communities Management, LLC, an affiliate of CROP, acted as our advisor and our property manager. Effective March 1, 2019, CC Advisors III, LLC (our “advisor”) became our advisor. Cottonwood Communities Management, LLC (our "property manager") continues to act as property manager for our multifamily apartment communities.

As of September 30, 2019, we own a multifamily community in West Palm Beach, Florida, a B Note secured by a deed of trust on a multifamily development project in Allen, Texas, and have entered into an agreement to make a preferred equity investment in a multifamily development project in Ybor City, Florida (see Note 10).

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of our financial position as of September 30, 2019 and the results of operations and cash flows for the periods presented.

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

We account for asset acquisitions by allocating the total cost to the individual assets acquired and liabilities assumed on a relative fair value basis. Transaction costs associated with the acquisition of a property are capitalized as incurred and are allocated to land, building, furniture, fixtures and equipment and intangible assets on a relative fair value basis. Real estate assets and liabilities include land, building, furniture, fixtures and equipment, other personal property, in-place lease intangibles and debt. The fair values are determined using methods similar to those used by independent appraisers, and include using replacement cost estimates less depreciation, discounted cash flows, market comparisons, and direct capitalization of net operating income.
Real Estate Assets, Net
We state real estate assets at cost, less accumulated depreciation and amortization. We capitalize costs related to the development, construction, improvement, and significant renovation of properties, which include capital replacements such as scheduled carpet replacement, new roofs, HVAC units, plumbing, concrete, masonry and other paving, pools and various exterior building improvements.

We compute depreciation on a straight-line basis over the estimated useful lives of the related assets. Intangible assets are amortized to depreciation and amortization over the remaining lease term. The useful lives of our real estate assets are as follows (in years):

Land improvements	5-15
Buildings	30
Building improvements	5-15
Furniture, fixtures and equipment	5-15
Intangible assets	Over lease term

We expense ordinary maintenance and repairs to operations as incurred. We capitalize significant renovations and improvements that improve and/or extend the useful life of an asset and amortize over their estimated useful life, generally five to 15 years.

The weighted-average amortization period for the intangible lease assets acquired in connection with our multifamily community, Cottonwood West Palm, was 0.5 years.

Real Estate Note Investment
We carry our real estate note investment at amortized cost with an assessment made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment, the fair value result of the real estate note investment or its collateral is lower than the carrying amount of the note, an allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. The real estate note investment on the consolidated balance sheets consists of drawn amounts on the note. Costs we incurred associated with originating the real estate note investment were not significant and have been expensed.
Interest income on our real estate note investment is recognized on an accrual basis over the life of the note and is being collected monthly.
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

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Organization and Offering Costs

Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate the Company. Offering costs include all expenses incurred in connection with any offering of our shares, including legal, accounting, printing, mailing and filing fees, escrow charges and transfer agent fees, dealer manager fees and selling commissions. All organization and offering costs in connection with the Offering are paid by our advisor. We will not incur any liability for or reimburse our advisor for any of these organizational and offering costs related to the Offering. As of September 30, 2019, organizational and offering costs incurred by our advisor in connection with the Offering were approximately $7,715,000. We will be responsible for any offering related costs incurred in connection with the Private Offering. See Note 11 for additional information about these expenses.

3.	Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets:

September 30, 2019
Building and building improvements	$52,349,281
Land and land improvements	10,658,155
Furniture, fixtures and equipment	2,015,778
Intangible assets	1,503,325
66,526,539
Less: Accumulated depreciation and amortization	(1,716,528)
Real estate assets, net	$64,810,011

We had no real estate assets as of December 31, 2018.

Asset acquisitions

On May 30, 2019, we acquired 100% of Cottonwood West Palm (formerly "Luma at West Palm Beach"), a multifamily community in West Palm Beach, Florida for $66,923,500. Acquired assets and liabilities were recorded at relative fair value as an asset acquisition (Note 2).

The following table summarizes the purchase price allocation of the real estate assets acquired during the nine months ended September 30, 2019:

	Allocated Amounts
Property	Building	Land	Land Improvements	Personal Property	Intangible	Total
Cottonwood West Palm	$52,276,096	$9,379,895	$1,278,260	$2,015,778	$1,503,325	$66,453,354

The weighted-average amortization period for the intangible lease assets acquired in connection with the Cottonwood West Palm acquisition was 0.5 years.

4.	Real Estate Note Investment
On July 31, 2019, we invested in a B note secured by a deed of trust on a development project for an amount of up to $10 million (which commitment could rise to $10.5 million in certain circumstances) (the “Dolce B Note”). The borrower is an unaffiliated third party. The borrower intends to use the proceeds from the Dolce B Note, additional financing in the amount of $45.5 million (the “Dolce A Note”) and $17.9 million in common equity for the development of Dolce Twin Creeks, Phase II, a proposed 366-unit multifamily project and approximately 15,000 square feet of medical office space on a 10.89 acre site located in Allen, Texas, a northern suburb of Dallas (the “Project”).

The Dolce B Note bears interest at a rate of 9.50% plus 1-month LIBOR and is expected to be drawn upon in stages as needed throughout the construction of the Project. As of September 30, 2019, $1.1 million had been drawn. The Dolce B Note includes a 1-month LIBOR floor equal to 2.50%, resulting in an interest rate floor equal to 12.00% and matures on December 31, 2021 with two six-month extension options. Prior to maturity, the borrower is required to make monthly interest only payments with principal due at maturity. Prepayment is permitted in whole but not in part subject to certain prepayment fees. The borrower may obtain a release of the parcel that will contain the medical office space for a minimum release price of $3,960,000 (82.5% of the as-stabilized appraised value of that parcel), which would be applied pro rata, without prepayment fees, to repayment of the Dolce A Note and the Dolce B Note.

We had interest income of $16,699 for the three and nine months ended September 30, 2019. The costs we incurred directly for originating the Dolce B Note were de minimis and have been expensed in the current period. No allowance was recorded on the Dolce B Note for the three and nine months ended September 30, 2019.

5.	Credit Facility
On May 30, 2019, in conjunction with the acquisition of Cottonwood West Palm, we, through a wholly owned subsidiary of the Operating Partnership, entered a Master Credit Facility Agreement with Berkadia Commercial Mortgage, LLC, an unaffiliated lender, under the Fannie Mae credit facility program (the “Credit Facility”). Pursuant to the terms of the Facility, we obtained an advance secured against Cottonwood West Palm in the amount of $35,995,000. The advance carries an interest-only term of 10 years and bears a fixed interest rate of 3.93%. We have the right to prepay all or a portion of the Facility at any time subject to certain fees and conditions contained in the loan documents. The Credit Facility is presented net of the origination fees that were incurred to obtain the financing.

We may finance other future acquisitions through the Credit Facility. The aggregate loan-to-value ratio for all advances made with respect to the Credit Facility cannot exceed 65% at the time any advance is made. There is no limit on the amount that we can borrow under the Credit Facility so long as we maintain the loan-to-value ratio and other requirements set forth in the Facility loan documents. Each advance will be cross-collateralized with the other advances. The Credit Facility permits us to sell the multifamily apartment communities that are secured by the Credit Facility individually, provided that certain debt coverage ratios and other requirements are met. We are in compliance with all debt covenants as of September 30, 2019.

6.	Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of September 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. Fair value measurements are categorized into one of three levels of the fair value hierarchy based on the lowest level of significant input used. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates may differ from the actual amounts that we could realize upon settlement.

The fair value hierarchy is as follows:

Level 1 - Quoted (unadjusted) prices in active markets for identical assets or liabilities.
Level 2 - Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value:

	As of September 30, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Real estate note investment	$1,119,994	$1,119,994	$—	$—

Financial Liability:
Credit Facility	$35,995,000	$37,140,000	$—	$—

Our real estate note investment is categorized as Level 3 in the fair value hierarchy. The Credit Facility is categorized as Level 2 in the fair value hierarchy.

7.	Stockholders' Equity
Our charter authorizes the issuance of up to 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock at $0.01 par value per share and 100,000,000 are designated as preferred stock at $0.01 par value per share. Effective August 13, 2019, we established two classes of common stock by designating 500,000,000 shares of common stock as Class A and 500,000,000 shares of common stock as Class T. In addition, on August 13, 2019, the currently issued and outstanding shares of common stock were renamed as Class A common stock. Both classes have identical rights and privileges.

Common Stock

Holders of our Class A and Class T common stock are entitled to receive such distributions as may be declared from time to time by our board of directors out of legally available funds, subject to any preferential rights of outstanding preferred stock. With respect to each authorized and declared distribution, each outstanding share of common stock shall be entitled to receive the same amount. The holders of our common stock are also entitled to one vote per share on all matters submitted to a shareholder vote, including the election of directors. As of September 30, 2019, we had outstanding Class A shares of 7,090,194, which includes 20,000 shares owned by CROP and 21,181 issued through our distribution reinvestment program. No Class T shares were issued and outstanding as of September 30, 2019.

Preferred Stock

The board of directors is authorized, without approval of common shareholders, to provide for the issuance of preferred stock, in one or more classes or series, with such rights, preferences and privileges as the board of directors approves. No preferred stock was issued and outstanding as of September 30, 2019. Effective November 8, 2019, we classified and designated 5,000,000 shares of our authorized but unissued preferred stock as shares of Series 2019 Preferred Stock. See Note 11 for additional information regarding these shares.

Distributions

Distributions are determined by the board of directors based on the Company’s financial condition and other relevant factors. Investors may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. We have paid distributions from offering proceeds and from cash flows from operations, and we may continue to fund distributions with offering proceeds. For the three months ended September 30, 2019, we paid aggregate distributions of $687,111, including $562,887 distributions paid in cash and $124,224 of distributions reinvested through our distribution reinvestment plan. For the nine months ended September 30, 2019, we paid aggregate distributions of $1,086,168, including $874,358 distributions paid in cash and $211,810 of distributions reinvested through our distribution reinvestment plan. Accrued distributions declared but not yet paid as September 30, 2019 were $276,612.

On May 13, 2019, our board of directors declared distributions on the outstanding shares of our common stock based on daily record dates for the period from July 1, 2019 through July 31, 2019; and the period from August 1, 2019 through August 31, 2019. Distributions for these periods are based on stockholders of record each day at a rate of $0.00136986 per share per day.

On August 6, 2019, our board of directors declared distributions on the outstanding shares of our common stock based on daily record dates for the period from September 1, 2019 through September 30, 2019; the period from October 1, 2019 through October 31, 2019; and the period from November 1, 2019 through November 30, 2019. Distributions for these periods are based on stockholders of record each day at a rate of $0.00136986 per share per day.

8.	Related-Party Transactions
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

Asset Management Fee

Our advisor receives an annual asset management fee, paid monthly, in an amount equal to 1.25% of gross assets, as defined in the advisory agreement, as of the last day of the prior month. We incurred asset management fees of $296,126 and $453,851 for the three and nine months ended September 30, 2019, respectively. No asset management fees were incurred for the three and nine months ended September 30, 2018. Our advisor has agreed to waive its asset management fee each month in an amount equivalent to the 6.0% discount provided to purchasers of our Class A shares who purchase their shares through certain distribution channels as specified in the prospectus for the Offering. As a result, the asset management fee waived by our advisor for the three and nine months ended September 30, 2019 was $310,484. A receivable for this amount was included within the related party receivables balance on the consolidated balance sheet as of September 30, 2019.

Contingent Acquisition Fee

After common stockholders have received, or are deemed to have received (with respect to a merger or a listing), together as a collective group, aggregate distributions sufficient to provide a return of their invested capital, plus a cumulative, noncompounded annual return on their investment (a “Required Return”), our advisor will receive a contingent acquisition fee from us that is a percentage of the cost of investments acquired or originated by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment as follows: 1% contingent acquisition fee if stockholders receive a 6% Required Return; and 2% additional contingent acquisition fee if stockholders receive a 13% Required Return. The contingent acquisition fee is immediately payable when each Required Return has been met. The fee is based on all assets we have acquired even if no longer in our portfolio.  To the extent we acquire any assets after satisfying the return threshold, the contingent acquisition fee will be immediately payable at the closing of the acquisition.

If our advisory agreement is terminated before August 13, 2028 for any reason other than our advisor’s fraud, willful misconduct or gross negligence, our advisor will receive a 3% contingent acquisition fee less the amount of any prior payments of contingent acquisition fees to our advisor. No contingent acquisition fees were incurred for the three and nine months ended September 30, 2019 and 2018.

Contingent Financing Fee

After our common stockholders have received, or are deemed to have received (with respect to a merger or a listing), together as a collective group, aggregate distributions sufficient to provide a return of their invested capital, plus a Required Return of 13%, our advisor will receive from us a contingent financing fee of 1% of the original principal amount of any financing obtained or assumed by us.

The contingent financing fee is payable upon satisfying the return threshold with respect to any financing obtained or assumed by us prior to satisfaction of the return threshold and at the closing of new financing following satisfaction of the return threshold. If our advisor agreement is terminated before August 13, 2028 for any reason other than the advisor’s fraud, willful misconduct or gross negligence, the payment of the contingent financing fee will be immediately due and payable. No contingent financing fees were incurred for the three and nine months ended September 30, 2019 and 2018.

Acquisition Expense Reimbursement

Subject to the limitations contained in our charter, our advisor receives reimbursement from us for all out-of-pocket expenses incurred in connection with the selection and acquisition or origination of investments, whether or not we ultimately acquire the property or other real estate-related investment. Acquisition expenses reimbursed to our advisor during the three and nine months ended September 30, 2019 were not significant, as we have generally incurred and paid such expenses directly.

Reimbursable Operating Expenses

We reimburse our advisor or its affiliates for all actual expenses paid or incurred by our advisor or its affiliates in connection with the services provided to us, including our allocable share of our advisor’s or its affiliates’ overhead, such as rent, personnel costs, utilities, cybersecurity and IT costs; provided, however, that we will not reimburse our advisor or its affiliates for salaries, wages and related benefits of personnel who perform investment advisory services for us or serve as our executive officers. In addition, subject to the approval of our board of directors we may reimburse our advisor or its affiliates for costs and fees associated with providing services to us that we would otherwise engage a third party to provide. Reimbursable company operating expenses were $148,906 and $399,391 for the three and nine months ended September 30, 2019, respectively. There were no reimbursable company operating expenses for the three and nine months ended September 30, 2018.

Commencing with the quarter ending June 30, 2020, our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors.

Property Management Fee

Our property manager operates under the terms of separate property management agreements for each community. Our property manager receives from us a property management fee in an amount up to 3.5% of the annual gross revenues of the multifamily apartment communities that it manages. We incurred property management fees of $38,753 and $53,297 for the three and nine months ended September 30, 2019. No property management fees were incurred in 2018. Property management fees are presented within property operations expense on the consolidated statements of operations.

Promotional Interest

Cottonwood Communities Advisors Promote, LLC, an affiliated entity, will receive from the Operating Partnership a promotional interest equal to 15% of net income and cash distributions, but only after our common stockholders, together as a collective group, receive in the aggregate, cumulative distributions from us sufficient to provide a return of their invested capital plus a 6% cumulative, non-compounded annual return on their invested capital. Cottonwood Communities Advisors Promote, LLC, will not be required to make any capital contributions to our Operating Partnership in order to obtain the promotional interest.

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

A separate one-time payment following the termination or non-renewal of our advisory agreement for reasons unrelated to a liquidity event for our common stockholders will be in the form of an interest-bearing promissory note that is payable only after our common stockholders have actually received distributions in the amount required before Cottonwood Communities Advisors Promote, LLC can receive the promotional interest. Provided, however, if the promissory note has not been repaid prior to a liquidity event for our common stockholders, the promissory note shall be paid in full on the date of or immediately prior to the liquidity event.

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

9.	Economic Dependency
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

10.	Commitments and Contingencies
Lector85 Investment

On August 15, 2019, we entered into an agreement to make a preferred equity investment of up to $9.9 million in Lector85, a multifamily community in Ybor City, Florida (the “Lector85 Investment”). In connection with our investment we entered a joint venture agreement with Milhaus, LLC (“Milhaus”), the sponsor of the development.

Milhaus intends to use the Lector85 Investment, along with a $34.0 million construction loan and equity of $9.3 million to fund the total development costs of $53.3 million for a 4-story, 254-unit urban-style apartment community that will include over 11,000 square feet of retail. The Lector85 Investment is expected to be drawn upon in stages as needed throughout the construction of the Project. As of September 30, 2019, Milhaus had not drawn on the Lector85 Investment.

Pursuant to the terms of the joint venture agreement, the Lector85 Investment has an annual preferred return of 13% that will be reduced to 10% annually upon the later to occur of (i) the stabilization of the development project, or (ii) the one-year anniversary of the receipt of all temporary certificate of occupancies for the development project, subject to certain financial covenants being satisfied. The investment has a special preferred return of $200,000 to be paid upon redemption and provides a minimum cumulative return upon redemption, sale or similar transaction of 35%. Subject to one twelve-month extension option, the redemption date is no earlier than two years after the receipt of all temporary certificate of occupancies for the development project (the “Redemption Lockout Date”) but no later than the earlier of (i) the payment in full of the construction loan, if the loan is repaid after the Redemption Lockout Date, or (ii) the construction loan maturity date, if the loan is not refinanced prior to the Redemption Lockout Date.

Litigation

As of September 30, 2019, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

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

No shares were redeemed during the three and nine months ended September 30, 2019 and 2018.

Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program for any reason upon 15 days’ notice to our stockholders.

11.	Subsequent Events
We evaluate subsequent events up until the date the consolidated financial statements are issued and have determined there are none to be reported or disclosed in the consolidated financial statements other than those mentioned below.

Status of the Offering

We commenced the Offering on August 13, 2018. As of November 12, 2019, we had sold approximately 7,923,000 shares of our Class A common stock for aggregate gross offering proceeds of approximately $78,836,000. Included in these amounts were 33,236 shares of common stock sold pursuant to the DRP Offering for aggregate gross offering proceeds of $332,360. No shares of our Class T common stock had been sold as of November 12, 2019.

Distributions Paid

Distributions paid to holders of our common stock subsequent to September 30, 2019 are as follows:

Period	Date Paid	Daily Distribution Rate	Annualized Rate (1)	Amount
September 1, 2019 - September 30, 2019	October 3, 2019	$0.00136986	5.0%	$276,612
October 1, 2019 - October 31, 2019	November 8, 2019	$0.00136986	5.0%	$312,628
(1) Annualized rate is based on the $10.00 purchase price and assumes distributions are paid every day for a year at the daily distribution rate.

Distributions Declared

Our board of directors have declared cash distributions to holders of our common stock as follows:

Period	Declaration Date	Daily Distribution Rate	Annualized Rate (1)	Expected Payment
November 1, 2019 - November 30, 2019	August 6, 2019	$0.00136986	5.0%	December 2019
December 1, 2019 - December 31, 2019	November 12, 2019	$0.00136986	5.0%	January 2020
January 1, 2020 - January 31, 2020	November 12, 2019	$0.00136612	5.0%	February 2020
February 1, 2020 - February 29, 2020	November 12, 2019	$0.00136612	5.0%	March 2020
(1) Annualized rate is based on the $10.00 purchase price and assumes distributions are paid every day for a year at the daily distribution rate.

Holders of our common stock may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.

Pursuant to the terms of the preferred stock, our board of directors have declared cash distributions to holders of our preferred stock as follows:

Period	Declaration Date	Daily Distribution Rate	Annualized Rate (1)	Expected Payment
November 12, 2019 - November 30, 2019	November 12, 2019	$0.00150685	5.5%	December 2019
December 1, 2019 - December 31, 2019	November 12, 2019	$0.00150685	5.5%	January 2020
January 1, 2020 - January 31, 2020	November 12, 2019	$0.00150273	5.5%	February 2020
February 1, 2020 - February 29, 2020	November 12, 2019	$0.00150273	5.5%	March 2020
(1) Annualized rate is based on the $10.00 purchase price and assumes distributions are paid every day for a year at the daily distribution rate.

2980 Huron Investment

On October 25, 2019, we entered a limited liability company agreement (the “Huron Joint Venture Agreement”) with respect to a preferred equity investment (the "2980 Huron Investment") in an entity (the “2980 Huron Owner”) that has purchased and intends to develop a parcel of land commonly known as 2980 Huron Street in Denver, Colorado (the "2980 Huron Project"). The 2980 Huron Project is a proposed 13-story, 299-unit high-rise multifamily apartment community located on 0.84 acres in the Union Station North neighborhood in downtown Denver, Colorado. Upon completion, the 2980 Huron Project is expected to feature several amenities, including a pool deck, fitness center, aqua lounge and a co-working space and lounge. We expect construction on the 2980 Huron Project to commence in the first quarter of 2020 and to be completed in 2022.

We, through our wholly owned subsidiary, and an affiliate of CA Residential, a real estate investment and development firm, (the “Huron Developer”) are the sole members of the joint venture that is the sole member and owner of the 2980 Huron Owner. The Huron Developer is the managing member of the 2980 Huron Owner; however, we have approval rights with respect to major decisions involving the 2980 Huron Project. We expect the Huron Developer or its affiliates to provide services to the 2980 Huron Project for which they will earn fees separate and in addition to any payments associated with their equity interest.

Pursuant to the Huron Joint Venture Agreement we will contribute up to $20.0 million for our preferred membership interest in the 2980 Huron Owner with additional funding for the 2980 Huron Project to come from a $17.5 million common equity contribution from the Huron Developer and a $65.4 million secured construction loan (the “Huron Secured Loan”), with total development costs estimated at $102.9 million. Our contributions to the 2980 Huron Owner will only be made following the contribution of the full $17.5 million of equity from the Huron Developer and then will be made as project costs are incurred.

Pursuant to the terms of the Huron Joint Venture Agreement, the 2980 Huron Investment has a preferred return of 12% annually, compounded monthly, and matures on the earlier of: (i) the sale of the 2980 Huron Project (ii) the maturity of the Huron Secured Loan; and (iii) such earlier date as may be provided in the transaction documents, all subject to a one-year extension provided certain conditions are satisfied. In addition, we will receive an underwriting fee in the amount of 1% of our preferred equity investment at origination and will receive an exit fee in the amount of 0.5% of the investment amount on repayment.

Series 2019 Preferred Stock

On November 8, 2019, we filed Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland to classify and designate 5,000,000 shares of our authorized but unissued preferred stock as shares of non-voting Series 2019 preferred stock, par value $0.01. As set forth in the Articles Supplementary, the Series 2019 preferred stock will be entitled to receive a preferred dividend equal to a 5.5% (subject to an increase to 6.0% in certain circumstances) per annum cumulative but not compounded return on invested capital on the purchase price, which will have a priority over our common stock but which may become subordinate to certain other series of preferred stock and indebtedness of the Company. The Series 2019 preferred stock must be redeemed by December 31, 2023, which date may be extended by two 1-year extension options. The Series 2019 preferred stock is redeemable by us for cash beginning on January 1, 2022 or upon the occurrence of certain special events.

Operating Partnership Amendment

Effective November 8, 2019, we, as general partner of the Operating Partnership, amended the Limited Partnership Agreement of Operating Partnership, to create a series of preferred units that mirrors the rights and preferences of the Series 2019 preferred stock. We will contribute the proceeds from the sale of Series 2019 preferred stock to the Operating Partnership in exchange for preferred units.

Private Placement Offering

On November 8, 2019, we launched a private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act pursuant to which we are offering a maximum of $50,000,000 in shares of our Series 2019 preferred stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering"). In connection with the launch of the Private Offering, on November 8, 2019, we entered a managing broker dealer agreement (the "Managing Broker Dealer Agreement") with an unaffiliated third party to act as the managing broker dealer for the Private Offering. Pursuant to the terms of the Managing Broker Dealer Agreement, the managing broker dealer will receive selling commissions in an amount up to 6% of the gross offering proceeds from the Private Offering, which it will reallow to selling group members, and a placement fee in an amount up to 3% of the gross offering proceeds from the Private Offering, which it will reallow, in whole or in part, to certain wholesalers which are internal to affiliates of our advisor. We will be responsible for paying all of the expenses associated with the Private Offering.

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

Overview

Cottonwood Communities, Inc. is a Maryland corporation formed on July 27, 2016 to invest primarily in multifamily apartment communities and multifamily real estate-related assets throughout the United States. We seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in a property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market). We do not expect to be able to achieve the balance of these allocations until we have raised substantial proceeds during our offering stage. Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition.

Our investment objectives are to:

•	preserve, protect and return invested capital;

•	pay stable cash distributions to stockholders;

•	realize capital appreciation in the value of our investments over the long term; and

•	provide a real estate investment alternative with lower expected volatility relative to public real estate companies whose securities trade daily on a stock exchange.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our common stockholders.

On August 13, 2018, we commenced a best-efforts initial public offering of up to $750,000,000 in shares of our common stock (the "Offering"), consisting of up to $675,000,000 in shares of common stock in our primary offering and up to $75,000,000 in shares of common stock pursuant to our distribution reinvestment plan (the "DRP Offering”) at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers) in both the primary and the DRP Offering. Effective October 15, 2019, we amended our registration statement for the Offering to offer two classes of our common stock: Class A and Class T. We are offering both classes of our shares for sale in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers of our Class A shares) and shares of both classes in the DRP Offering at $10.00 per share. Shares in the Offering are being sold without any upfront costs or expenses charged to the investor. We are offering to sell any combination of our Class A and Class T common stock in the Offering, with a dollar value up to the maximum offering amount.

On November 8, 2019, we launched a best-efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to which we are offering a maximum of $50,000,000 in shares of our Series 2019 preferred stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering").

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

As of September 30, 2019, we have raised approximately $70.6 million and own a multifamily community in West Palm Beach, Florida, a B Note secured by a deed of trust on a multifamily development project in Allen, Texas, and have entered into an agreement to make a preferred equity investment in a multifamily development project in Ybor City, Florida.

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

Our Investments

Cottonwood West Palm

On May 30, 2019, we acquired Cottonwood West Palm, a 245-unit, elevator-serviced, concrete and stucco community in West Palm Beach, Florida. The contract purchase price was approximately $67.0 million, excluding closing costs. Refer to our Form 8-K filed with the SEC on June 4, 2019 disclosing information about the property as well as the purchase and financing arrangement for this investment.

Dolce B Note

On July 31, 2019, we invested in a B note secured by a deed of trust on a development project for an amount of up to $10 million (which commitment could rise to $10.5 million in certain circumstances) (the “Dolce B Note”). The borrower is an unaffiliated third party. The borrower intends to use the proceeds from the Dolce B Note, additional financing in the amount of $45.5 million (the “Dolce A Note”) and $17.9 million in common equity for the development of Dolce Twin Creeks, Phase II, a proposed 366-unit multifamily project and approximately 15,000 square feet of medical office space on a 10.89 acre site located in Allen, Texas, a northern suburb of Dallas (the “Project”).

The Dolce B Note bears interest at a rate of 9.50% plus 1-month LIBOR and is expected to be drawn upon in stages as needed throughout the construction of the Project. As of September 30, 2019, $1.1 million had been drawn. The Dolce B Note includes a 1-month LIBOR floor equal to 2.50%, resulting in an interest rate floor equal to 12.00% and matures on December 31, 2021 with two six-month extension options. Prior to maturity, the borrower is required to make monthly interest only payments with principal due at maturity. Prepayment is permitted in whole but not in part subject to certain prepayment fees. The borrower may obtain a release of the parcel that will contain the medical office space for a minimum release price of $3,960,000 (82.5% of the as-stabilized appraised value of that parcel), which would be applied pro rata, without prepayment fees, to repayment of the Dolce A Note and the Dolce B Note.

Lector85 Investment

On August 15, 2019, we entered into an agreement to make a preferred equity investment of up to $9.9 million in Lector85, a multifamily community in Ybor City, Florida (the “Lector85 Investment”). In connection with our investment we entered a joint venture agreement with Milhaus, LLC (“Milhaus”), the sponsor of the development.

Milhaus intends to use the Lector85 Investment, along with a $34.0 million construction loan and equity of $9.3 million to fund the total development costs of $53.3 million for a 4-story, 254-unit urban-style apartment community that will include over 11,000 square feet of retail. The Lector85 Investment is expected to be drawn upon in stages as needed throughout the construction of the Project. As of September 30, 2019, Milhaus had not drawn on the Lector84 Investment.

Pursuant to the terms of the joint venture agreement, the Lector85 Investment has an annual preferred return of 13% that will be reduced to 10% annually upon the later to occur of (i) the stabilization of the development project, or (ii) the one-year anniversary of the receipt of all temporary certificate of occupancies for the development project, subject to certain financial covenants being satisfied. The investment has a special preferred return of $200,000 to be paid upon redemption and provides a minimum cumulative return upon redemption, sale or similar transaction of 35%. Subject to one twelve-month extension option, the redemption date is no earlier than two years after the receipt of all temporary certificate of occupancies for the development project (the “Redemption Lockout Date”) but no later than the earlier of (i) the payment in full of the construction loan, if the loan is repaid after the Redemption Lockout Date, or (ii) the construction loan maturity date, if the loan is not refinanced prior to the Redemption Lockout Date.

Results of Operations

We commenced real estate operations on May 30, 2019 with the acquisition of Cottonwood West Palm and, as a result, do not have nine months of real estate operations for discussion.

During the three months ended September 30, 2019, we completed our first full quarter of operations with our Cottonwood West Palm property, which resulted in rental and other property revenues of $1,180,972 offset by property operations expense of

$661,181, depreciation and amortization expenses of $1,270,577, and interest expense of $388,186. During the three months ended September 30, 2019, we also continued our capital raising and deal sourcing efforts, earning interest of $137,543 on cash deposits and interest of $16,699 from our Dolce B Note, while incurring operating expenses owed to related parties of $148,906, asset management fees of $296,126, and general and administrative expenses of $210,700. Asset management fees waived by our Advisor during the period were $310,484. The resulting net loss for the period was $1,329,978. As expected, both revenue and expense amounts increased compared to prior quarter as a result of a full quarter of operations which included our Cottonwood West Palm property, additional proceeds raised in the Offering and activities related to the sourcing of real estate investments.

Our advisor is paying all selling commissions, dealer manager fees and organizational and offering expenses related to the Offering on our behalf without reimbursement by us.  We are responsible for the payment of selling commissions, dealer manager fees and other offering expenses related to the Private Offering.

Non-GAAP Financial Measures

Funds from operations, or FFO, is a measure of the operating performance of a REIT and of our company. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable properties, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for our share of unconsolidated partnerships and joint ventures.

Our management also uses Core FFO as a measure of our operating performance. Core FFO excludes certain non-cash or non-routine items that we do not believe are reflective of our ongoing operating performance. Core FFO excludes from FFO amortization of debt issuance costs and mark-to-market adjustments on interest rate caps, if any. Debt issuance costs are amortized over the term of the debt as an interest expense. We have excluded the amortization of debt issuance costs in our calculation of Core FFO to more appropriately reflect the impact of these costs on our operating performance as these closing costs are not reflective of charges actually incurred during the period. We believe excluding these items provides investors with a useful supplemental metric that directly addresses our ongoing operating performance.

Our calculation of Core FFO may differ from the methodology used for calculating Core FFO by other REITs and, accordingly, our Core FFO may not be comparable. We utilize FFO and Core FFO as measures of our operating performance, and believe these measures are also useful to investors because they facilitate an understanding of our operating performance after adjusting for non-cash expenses and other items not indicative of ongoing operating performance.

Neither FFO nor Core FFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP. Furthermore, FFO and Core FFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor Core FFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

A reconciliation of FFO and Core FFO to net loss for the three months ended September 30, 2019 (our first full quarter of operations with our Cottonwood West Palm property) is as follows:

(Amounts in thousands, except share data)	Three Months Ended September 30, 2019
Net loss	$(1,329,978)
Adjustments:
Depreciation and amortization	1,270,577
FFO	(59,401)
Adjustments:
Amortization of debt issuance costs	26,677
Core FFO	$(32,724)

FFO per share - basic and diluted	$(0.01)
Core FFO per share - basic and diluted	$(0.01)
Weighted average shares outstanding	6,091,617

Liquidity and Capital Resources

We are dependent upon the proceeds from our offering stage to conduct our proposed operations. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Offering, the Private Offering, from secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations. As of September 30, 2019, we owned a multifamily community in West Palm Beach, Florida, a B Note secured by a deed of trust on a multifamily development project in Allen, Texas, and have entered into an agreement to make a preferred equity investment in a multifamily development project in Ybor City, Florida as well as cash and cash equivalents of $36,549,491.

If we are unable to raise substantial funds during our offering stage, we will make fewer investments resulting in less diversification in terms of the type, number, and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions. We do not expect to establish a permanent reserve from our offering proceeds for maintenance and repairs of real properties. However, to the extent that we have insufficient funds for such purposes, we may establish reserves from gross offering proceeds, out of cash flow from operations, or from net cash proceeds from the sale of properties.

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

The Facility agreement with Berkadia entered in connection with our acquisition of Cottonwood West Palm is our only outstanding debt obligation as of September 30, 2019. It has no limit on the amount that we can borrow so long as we maintain the loan-to-value ratio and other requirements set forth in the loan documents. We may obtain additional lines of credit or enter into other financing arrangements that may be secured by one or more of our assets. We may use the proceeds from any line of credit or financing to bridge the acquisition of, or acquire, multifamily apartment communities and multifamily real estate-related assets if our board of directors determines that we require such funds to acquire the multifamily apartment communities or real estate-related assets.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments in connection with the Private Offering as well as to our advisor and our affiliated property manager pursuant to the terms of our advisory agreement and form of property management agreement.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

Nine Months Ended September 30, 2019
Net cash provided by operating activities	$192,451
Net cash used in investing activities	(32,364,478)
Net cash provided by financing activities	65,502,776
Net increase in cash and cash equivalents and restricted cash	$33,330,749

Cash flows provided by operating activities were $192,451 during the nine months ended September 30, 2019, primarily as a result of four months of real estate income since the acquisition of Cottonwood West Palm combined with the deferral of payment on accounts payable, accrued expenses and other liabilities.

Cash flows used in investing activities were $32,364,478 during the nine months ended September 30, 2019, primarily due to our purchase of Cottonwood West Palm and draws on the Dolce B-Note.

Cash flows provided by financing activities were $65,502,776 during the nine months ended September 30, 2019, primarily due to the net proceeds we received from the issuance of our common stock.

There were no operating, investing or financing activities for the nine months ended September 30, 2018.

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

Distributions declared, distributions paid and cash flow used in operating activities were as follows:

			Distributions Paid(3)
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested (DRP)	Total	Cash Provided By (Used In) Operating Activities
First Quarter 2019	$117,486	0.06216279	$40,024	$18,021	$58,045	$(19,449)
Second Quarter 2019	477,731	0.09442300	271,447	69,565	341,012	384,310
Third Quarter 2019	767,563	0.10825698	562,887	124,224	687,111	(172,410)
Total	$1,362,780		$874,358	$211,810	$1,086,168	$192,451

(1) Distributions for the periods from January 1, 2019 through February 28, 2019 and March 19, 2019 through September 30, 2019 were based on daily record dates and were calculated at a rate of $0.00136986 per share per day. A daily distribution in the amount of 0.02465753 per share was declared for stockholders of record as of March 18, 2019.

(2) Assumes share was issued and outstanding each day during the period presented.

(3) Distributions are paid on a monthly basis and include distributions declared for daily record dates starting December 18, 2018. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.

For the three months ended September 30, 2019, we paid aggregate distributions of $687,111, including $562,887 distributions paid in cash and $124,224 of distributions reinvested through our distribution reinvestment plan. For the nine months ended September 30, 2019, we paid aggregate distributions of $1,086,168, including $874,358 distributions paid in cash and $211,810 of distributions reinvested through our distribution reinvestment plan. Our net loss for the nine months ended September 30, 2019 was $2,264,201. Cash flows provided by operating activities for the nine months ended September 30, 2019 was $192,451. We funded our total distributions paid, which includes net cash distributions and distributions reinvestment by shareholders, with $384,310 prior period cash provided by operating activities and $701,858 of offering proceeds. Generally, for purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

We expect our board of directors to continue to authorize and declare distributions based on daily record dates and to pay these distributions on a monthly basis. We have not established a minimum distribution level for our common shareholders, and our charter does not require that we make distributions to our common shareholders. See "Subsequent Events" for information on distributions payable to our Series 2019 Preferred Stock. We may also issue stock dividends. The timing and amount of distributions will be determined by our board of directors in its sole discretion and may vary from time to time.

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

Subsequent Events
Status of the Offering

As of November 12, 2019, we had sold approximately 7,923,000 shares of our Class A common stock in the Offering for aggregate gross offering proceeds of approximately $78,836,000. Included in these amounts were 33,236 shares of common stock sold pursuant to the DRP Offering for aggregate gross offering proceeds of $332,360. No shares of our Class T common stock had been sold as of November 12, 2019.

Distributions Paid

Distributions paid to holders of our common stock subsequent to September 30, 2019 are as follows:

Period	Date Paid	Daily Distribution Rate	Annualized Rate (1)	Amount
September 1, 2019 - September 30, 2019	October 3, 2019	$0.00136986	5.0%	$276,612
October 1, 2019 - October 31, 2019	November 8, 2019	$0.00136986	5.0%	$312,628
(1) Annualized rate is based on the $10.00 purchase price and assumes distributions are paid every day for a year at the daily distribution rate.

Distributions Declared

Our board of directors have declared cash distributions to holders of our common stock as follows:

Period	Declaration Date	Daily Distribution Rate	Annualized Rate (1)	Expected Payment
November 1, 2019 - November 30, 2019	August 6, 2019	$0.00136986	5.0%	December 2019
December 1, 2019 - December 31, 2019	November 12, 2019	$0.00136986	5.0%	January 2020
January 1, 2020 - January 31, 2020	November 12, 2019	$0.00136612	5.0%	February 2020
February 1, 2020 - February 29, 2020	November 12, 2019	$0.00136612	5.0%	March 2020
(1) Annualized rate is based on the $10.00 purchase price and assumes distributions are paid every day for a year at the daily distribution rate.

Holders of our common stock may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.

Pursuant to the terms of the preferred stock, our board of directors have declared cash distributions to holders of our preferred stock as follows:

Period	Declaration Date	Daily Distribution Rate	Annualized Rate (1)	Expected Payment
November 12, 2019 - November 30, 2019	November 12, 2019	$0.00150685	5.5%	December 2019
December 1, 2019 - December 31, 2019	November 12, 2019	$0.00150685	5.5%	January 2020
January 1, 2020 - January 31, 2020	November 12, 2019	$0.00150273	5.5%	February 2020
February 1, 2020 - February 29, 2020	November 12, 2019	$0.00150273	5.5%	March 2020
(1) Annualized rate is based on the $10.00 purchase price and assumes distributions are paid every day for a year at the daily distribution rate.

2980 Huron Investment

On October 25, 2019, we entered a limited liability company agreement (the “Huron Joint Venture Agreement”) with respect to a preferred equity investment (the "2980 Huron Investment") in an entity (the “2980 Huron Owner”) that has purchased and intends to develop a parcel of land commonly known as 2980 Huron Street in Denver, Colorado (the "2980 Huron Project"). The 2980 Huron Project is a proposed 13-story, 299-unit high-rise multifamily apartment community located on 0.84 acres in the Union Station North neighborhood in downtown Denver, Colorado. Upon completion, the 2980 Huron Project is expected to feature several amenities, including a pool deck, fitness center, aqua lounge and a co-working space and lounge. We expect construction on the 2980 Huron Project to commence in the first quarter of 2020 and to be completed in 2022.

We, through our wholly owned subsidiary, and an affiliate of CA Residential, a real estate investment and development firm, (the “Huron Developer”) are the sole members of the joint venture that is the sole member and owner of the 2980 Huron Owner. The Huron Developer is the managing member of the 2980 Huron Owner; however, we have approval rights with respect to major decisions involving the 2980 Huron Project. We expect the Huron Developer or its affiliates to provide services to the 2980 Huron Project for which they will earn fees separate and in addition to any payments associated with their equity interest.

Pursuant to the Huron Joint Venture Agreement we will contribute up to $20.0 million for our preferred membership interest in the 2980 Huron Owner with additional funding for the 2980 Huron Project to come from a $17.5 million common equity contribution from the Huron Developer and a $65.4 million secured construction loan (the “Huron Secured Loan”), with total development costs estimated at $102.9 million. Our contributions to the 2980 Huron Owner will only be made following the contribution of the full $17.5 million of equity from the Huron Developer and then will be made as project costs are incurred.

Pursuant to the terms of the Huron Joint Venture Agreement, the 2980 Huron Investment has a preferred return of 12% annually, compounded monthly, and matures on the earlier of: (i) the sale of the 2980 Huron Project (ii) the maturity of the Huron Secured Loan; and (iii) such earlier date as may be provided in the transaction documents, all subject to a one-year extension provided certain conditions are satisfied. In addition, we will receive an underwriting fee in the amount of 1% of our preferred equity investment at origination and will receive an exit fee in the amount of 0.5% of the investment amount on repayment.

Series 2019 Preferred Stock

On November 8, 2019, we filed Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland to classify and designate 5,000,000 shares of our authorized but unissued preferred stock as shares of non-voting Series 2019 preferred stock, par value $0.01. As set forth in the Articles Supplementary, the Series 2019 preferred stock will be entitled to receive a preferred dividend equal to a 5.5% (subject to an increase to 6.0% in certain circumstances) per annum cumulative but not compounded return on invested capital on the purchase price, which will have a priority over our common stock but which may become subordinate to certain other series of preferred stock and indebtedness of the Company. The Series 2019 preferred stock must be redeemed by December 31, 2023, which date may be extended by two 1-year extension options. The Series 2019 preferred stock is redeemable by us for cash beginning on January 1, 2022 or upon the occurrence of certain special events.

Operating Partnership Amendment

Effective November 8, 2019, we, as general partner of the Operating Partnership, amended the Limited Partnership Agreement of Operating Partnership, to create a series of preferred units that mirrors the rights and preferences of the Series 2019 preferred stock. We will contribute the proceeds from the sale of Series 2019 preferred stock to the Operating Partnership in exchange for preferred units.

Private Placement Offering

On November 8, 2019, we launched a private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act pursuant to which we are offering a maximum of $50,000,000 in shares of our Series 2019 preferred stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering"). In connection with the launch of the Private Offering, on November 8, 2019, we entered a managing broker dealer agreement (the "Managing Broker Dealer Agreement") with an unaffiliated third party to act as the managing broker dealer for the Private Offering. Pursuant to the terms of the Managing Broker Dealer Agreement, the managing broker dealer will receive selling commissions in an amount up to 6% of the gross offering proceeds from the Private Offering, which it will reallow to selling group members, and a placement fee in an amount up to 3% of the gross offering proceeds from the Private Offering, which it will reallow, in whole or in part, to certain wholesalers which are internal to affiliates of our advisor. We will be responsible for paying all of the expenses associated with the Private Offering.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, we were not involved in any material legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended September 30, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933 (the “Act”).

Use of Proceeds

On August 13, 2018, our Registration Statement on Form S-11 (File No. 333-215272), covering our offering of up to $750,000,000 in shares of common stock through a primary offering of $675,000,000 and a distribution reinvestment plan ("DRP") offering of $75,000,000, was declared effective under the Act. We commenced our initial public offering on August 13, 2018 upon retaining Orchard Securities, LLC as the dealer manager of our offering. Initially we were offering unclassified shares of our common stock in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers) and unclassified shares of our common stock in the DRP Offering at $10.00 per share, all without any upfront costs or expenses charged to the investor. Effective October 15, 2019, pursuant to a post-effective amendment to our Registration Statement on Form S-11 filed October 9, 2019, we commenced offering two classes of shares of common stock: Class A and Class T, both at $10.00 per share (with discounts available to certain categories of purchasers of our Class A shares). The share classes have a different selling commission structure; however, any offering-related expenses are being paid by our advisor without reimbursement by us. We are offering to sell any combination of our Class A and Class T common stock, with a dollar value up to the maximum offering amount.  We reserve the right to reallocate shares between the primary offering and our distribution reinvestment plan offering. We expect our primary offering to last until August 13, 2020 (unless extended by our board of directors for an additional year or as otherwise permitted by applicable securities laws). We may sell shares under the DRP Offering beyond the termination of the primary offering until we have sold all the shares under the plan.

As of September 30, 2019, we had sold 7,090,194 shares of Class A common stock in the Offering for aggregate gross offering proceeds of approximately $70,556,000, including 21,181 shares of Class A common stock in the DRP Offering for aggregate gross offering proceeds of $211,810. As of September 30, 2019, organization and offering costs of approximately $7,715,000 have been incurred by our advisor in connection with the Offering. Our advisor is obligated to pay all organization and offering costs in connection with the Offering on our behalf without reimbursement by us.

Proceeds from the Offering will be used to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets, including potential development projects, located throughout the United States. As of September 30, 2019, we had used the proceeds from the Offering and debt financing to invest approximately $68,400,000 in a multifamily community and a B-Note investment.

Share Repurchase Program

Information regarding the shares available for repurchase under our share repurchase program and the price at which we repurchase shares is incorporated herein by reference to Note 10 to our Financial Statements “Commitments and Contingencies” in Part I of this report.

During the three and nine months ended September 30, 2019, we did not redeem any shares pursuant to our share redemption program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Preferred Stock Articles Supplementary

On November 8, 2019, we filed with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”) Articles Supplementary to our Articles of Amendment and Restatement, as amended and supplemented, classifying and designating 5,000,000 shares of our authorized but unissued Preferred Stock as shares of Series 2019 Preferred Stock, par value $0.01 per share (the “Articles Supplementary”). As set forth in the Articles Supplementary, the Series 2019 Preferred Stock, with respect to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of the Company, ranks senior to the common stock, and on parity with any future class or series of the Company's capital stock expressly designated as ranking on parity with the Series 2019 Preferred Stock.

Stockholders of Series 2019 Preferred Stock are entitled to, when and as authorized by our board of directors and declared by the Company, cash dividends at the rate of 5.5% per annum of $10.00 per share (equivalent to a fixed annual rate of $0.55 per share). If we extend the term of the Series 2019 Preferred Stock beyond December 31, 2023, such rate will increase to 6.0% per annum of $10.00 per share (equivalent to a fixed annual rate of $0.60 per share). The dividends on each share of Series 2019 Preferred Stock will be payable monthly in arrears on or before the first day of each month or, if not a business day, the next succeeding business day. Dividends will accrue and be cumulative from and including the first date on which the Series 2019 Preferred Stock is issued.

Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the stockholders of Series 2019 Preferred Stock will be entitled to receive a liquidation preference of $10.00 (the “Purchase Price”), plus any accrued and unpaid dividends (whether or not authorized or declared) thereon to and including the date of payment, before any payments are made to the holders of the common stock or other shares ranking junior to the Series 2019 Preferred Stock as to liquidation rights, none of which exist on the date hereof. The rights of the stockholders of the Series 2019 Preferred Stock to receive their liquidation preference will be subject to the proportionate rights of each other series or class of the Company's capital stock ranking on parity with the Series 2019 Preferred Stock as to liquidation.

We must redeem the Series 2019 Preferred Stock for cash at a redemption price per share equal to the Purchase Price plus any accrued and unpaid dividends thereon to, and including, the redemption date, to the extent there are funds legally available therefor on December 31, 2023, which date may be extended by two 1-year extension options. We are permitted to redeem the Series 2019 Preferred Stock beginning on January 1, 2022 or upon the listing of our shares of common stock for trading on a national securities exchange with at least three market makers or a New York Stock Exchange specialist for cash at a redemption price per share equal to the Purchase Price plus any accrued and unpaid dividends thereon to, and including, the redemption date.

Amendment to Operating Partnership Agreement

On November 8, 2019, the Company, as General Partner of Cottonwood Communities O.P., LP, its operating partnership subsidiary (the “Operating Partnership”), executed the Second Amendment to the Limited Partnership Agreement of Operating Partnership (the “OP Agreement”), among other things, creating a series of preferred units (the “Series 2019 Preferred Units”) that mirrors the rights and preferences of the Series 2019 Preferred Stock described above. The proceeds from the sale of Series 2019 Preferred Stock will be contributed by the Company to the Operating Partnership in exchange for up to 5,000,000 Series 2019 Preferred Units.

Unregistered Sale of Equity Securities

On November 8, 2019, the Company launched a best-efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act pursuant to which it is offering a maximum of $50,000,000 in shares of its Series 2019 preferred stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering"). The exemption is available to the Company because the shares are being offered and sold solely to accredited investors without the use of general solicitation. In connection with the launch of the Private Offering, on November 8, 2019, the Company entered a managing broker dealer agreement (the "Managing Broker Dealer Agreement") with an unaffiliated third party to act as the managing broker dealer for the Private Offering. Pursuant to the terms of the Managing Broker Dealer Agreement, the managing broker dealer will receive selling commissions in an amount up to 6% of the gross offering proceeds from the Private Offering, which it will reallow to selling group members, and a placement fee in an amount up to 3% of the gross offering proceeds from the Private Offering, which it will reallow, in whole or in part, to certain wholesalers which are internal to affiliates of our advisor. We will be responsible for paying all of the expenses associated with the Private Offering. In addition, the Managing Broker Dealer Agreement requires us to indemnify the managing broker dealer with respect to liabilities, including certain civil liabilities under the Securities Act, which may arise in connection with the Private Offering.

Results of Annual Meeting

On November 12, 2019, we held our annual meeting of stockholders at 6340 South 3000 East, Suite 500, Salt Lake City, Utah 84121. At the annual meeting, our stockholders voted in person or by proxy on (1) the election of the following individuals to the board of directors: Daniel Shaeffer, Chad Christensen, R. Brent Hardy, Gentry Jensen and John Lunt; and (2) the ratification of the appointment of KPMG LLP (“KPMG”) as our independent registered public accounting firm for the year ending December 31, 2019.

All of the director nominees were elected. The number of votes cast for, against and abstaining from each of the director nominees and the number of broker non-votes were as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Daniel Shaeffer	2,506,247	35,726	105,146	1,037,792
Chad Christensen	2,491,589	29,326	126,204	1,037,792
R. Brent Hardy	2,477,024	41,826	128,269	1,037,792
Gentry Jensen	2,485,524	27,326	134,269	1,037,792
John Lunt	2,463,024	45,826	138,269	1,037,792

The appointment of KPMG was ratified. The results of the vote on the ratification of the appointment of KPMG as the Company’s independent registered public accounting firm for the year ending December 31, 2019 were as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Ratification of KPMG Appointment	3,578,677	28,263	77,971	—

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11(No. 333-215272) filed June 27, 2018)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed December 22, 2016)
3.3	Articles Supplementary - Class A Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 19, 2019)
3.4	Articles Supplementary - Class T Common Stock (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed August 19, 2019)
3.5	Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed August 19, 2019)
3.6*	Articles Supplementary - Preferred Stock
4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the prospectus filed in the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018)
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

4.5	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q filed August 13, 2019)
10.1*	Advisory Agreement among Cottonwood Communities, Inc. and Cottonwood Communities O.P., LP and CC Advisors III, LLC dated August 13, 2019
10.2
Amended and Restated Dealer Manager Agreement (including the Form of Selected Dealer Agreement), by and among the Company, CC Advisors III, LLC and Orchard Securities, LLC, dated October 15, 2019 (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed October 16, 2019)

10.3
Amended and Restated Three-Party Agreement, by and among the Company, Cottonwood Communities O.P., LP and CC Advisors III, LLC, dated October 14, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 16, 2019)

10.4*	Managing Broker-Dealer Agreement
10.5*	Second Amendment to the Limited Partnership Agreement of Cottonwood Communities O.P., LP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed May 22, 2018)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

By:	/s/ Enzio Cassinis
Enzio Cassinis, Chief Executive Officer

By:	/s/ Adam Larson
Adam Larson, Chief Financial Officer

Dated: November 13, 2019