Form 10-K
period 2019-12-31
Cottonwood Communities, Inc.
filed 2020-03-25
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________________________

FORM 10-K
________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

(801) 278-0700
(Registrant's telephone number, including area code)

________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of each exchange on which registered
None	None	None
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

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. On August 13, 2018 the registrant launched its ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (File No. 333-215272), which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. There were 5,039,447 shares of common stock held by non-affiliates at June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 20, 2020, there were 10,025,160 and 2,500 shares of the registrant's Class A common stock and Class T common stock outstanding, respectively.

Cottonwood Communities, Inc.
Form 10-K
For the Year Ended December 31, 2019

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•We have a limited operating history and, other than as described herein, have not identified any assets in which there is a reasonable probability we will invest. We depend on our advisor to identify suitable investments and to manage our investments. There is no assurance that we will be able to successfully achieve our investment objectives.
•We have paid distributions from offering proceeds and may continue to fund distributions with offering proceeds. We have not established a limit on the amount of proceeds from our offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment in multifamily apartment communities and multifamily real estate-related assets and the overall return to our stockholders may be reduced. Distributions may also be paid from other sources such as borrowings, advances or the deferral of fees and expense reimbursements. During the early stages of our operations, these distributions may constitute a return of capital.
•Our officers and certain of our directors are also officers and directors of our sponsor, our advisor or its affiliates. As a result, our officers and affiliated directors are subject to conflicts of interest.
•Our ability to raise money and achieve our investment objectives depends on the ability of the dealer manager to successfully market our offering. If we raise substantially less than the maximum offering amount, we may not be able to invest in a diverse portfolio of assets and the value of an investment in us may vary more widely with the performance of certain investments.
•We pay certain fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties.
•Development projects in which we invest will be subject to potential development and construction delays which could result in increased costs and risks and may hinder our operating results and ability to make distributions.
•We may incur significant debt in certain circumstances. Our use of leverage increases the risk of an investment in us. Loans we obtain may be collateralized by some or all of our investments, which will put those investments at risk of forfeiture if we are unable to pay our debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for other purposes.
•Volatility in the debt markets could affect our ability to obtain financing for investments or other activities related to real estate assets and the diversification or value of our portfolio, potentially reducing cash available for distribution to our stockholders or our ability to make investments. In addition, if any of the loans we obtain have variable interest rates, volatility in the debt markets could negatively impact such loans.
•If we fail to continue to qualify as a REIT, it would adversely affect our operations and our ability to make distributions to our stockholders because we will be subject to United States federal income tax at regular corporate rates with no ability to deduct distributions made to our stockholders.

Additional risks related to our business are discussed under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-215272) and associated supplements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

References herein to the "Company," "we," "us," or "our" refer to Cottonwood Communities, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

Cottonwood Communities, Inc. is a Maryland corporation formed on July 27, 2016 to invest primarily in multifamily apartment communities and multifamily real estate-related assets throughout the United States. We will seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market). We do not expect to be able to achieve the balance of these allocations until we have raised substantial proceeds in the Offering (as defined below). Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition.

Our investment objectives are to:

•preserve, protect and return invested capital;
•pay stable cash distributions to stockholders;
•realize capital appreciation in the value of our investments over the long term; and
•provide a real estate investment alternative with lower expected volatility relative to public real estate companies whose securities trade daily on a stock exchange.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

We are offering $750,000,000 in shares of common stock (the “Offering”), consisting of $675,000,000 in shares of common stock offered in our primary offering and $75,000,000 in shares of common stock offered pursuant to our distribution reinvestment plan (the "DRP Offering”) at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers) in both the primary and the DRP Offering. Our common stock has two classes, Class A and Class T. The share classes have a different selling commission structure; however, these offering-related expenses are being paid by our advisor without reimbursement by us. We are offering to sell any combination of Class A and Class T common stock in the Offering, with a dollar value up to the maximum offering amount.

On November 8, 2019, we launched a private placement offering exempt from registration under the Securities Act pursuant to which we are offering a maximum of $50,000,000 in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering"). Offering-related expenses in the Private Offering are paid by us.

We operate under the direction of our board of directors. Our board of directors has retained CC Advisors III, LLC (our “advisor") to conduct our operations and manage our portfolio of real estate investments, subject to the supervision of the board of directors. Our advisor is an affiliate of our sponsor. We have no paid employees.

We intend to qualify as a REIT beginning with the taxable year ending December 31, 2019. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through Cottonwood Communities O.P., LP (the "Operating Partnership"). We are the general partner of the Operating Partnership.

As of December 31, 2019, we have raised gross proceeds of $1,198,000 from the sale of Series 2019 Preferred Stock in the Private Offering and $88,062,000 from the sale of our common stock in the Offering. We own a multifamily apartment community in West Palm Beach, Florida; have issued a B Note secured by a deed of trust on a multifamily development project in Allen, Texas; have made a preferred equity investment in a multifamily development project in Ybor City, Florida; and have entered into an agreement to provide a preferred equity investment for a multifamily development project in Denver, Colorado.

Economic Dependency

We are dependent on our advisor and its affiliates and the dealer manager for certain services that are essential to us, including the sale of our shares in our ongoing public and private offering; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of our investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

Competitive Market Factors

The success of our investment portfolio depends, in part, on our ability to invest in multifamily apartment communities that provide attractive and stable returns. We face competition from various entities for investment opportunities in multifamily apartment community properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Furthermore, we face competition from other multifamily apartment communities for tenants. This competition could reduce occupancy levels and revenues at our multifamily apartment communities, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other multifamily apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities will be located. Overbuilding of multifamily apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates.

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

Employees

We have no paid employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Principal Executive Office
Our principal executive offices are located at 6340 South 3000 East, Suite 500, Salt Lake City, Utah 84121. Our website address is www.cottonwoodcommunities.com.
Available Information
Access to copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge at our website, www.cottonwoodcommunities.com, or through the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.
Item 1A. Risk Factors

We have omitted risk factors from this Annual Report on Form 10-K pursuant to rules applicable to smaller reporting companies. We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-215272) and associated supplements risk factors which materially affect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2019, we owned a multifamily apartment community in West Palm Beach, Florida; have issued a B Note secured by a deed of trust on a multifamily development project in Allen, Texas; have made a preferred equity investment in a multifamily development project in Ybor City, Florida; and have entered into an agreement to provide a preferred equity investment for a multifamily development project in Denver, Colorado. Additional information is provided below.

Cottonwood West Palm

On May 30, 2019, we acquired Cottonwood West Palm, a 245-unit, elevator-serviced, concrete and stucco community in West Palm Beach, Florida for approximately $67,000,000, excluding closing costs. Cottonwood West Palm is a 245-unit multifamily community that was completed in 2018. The occupancy rate of Cottonwood West Palm at December 31, 2019 was 92.2%. The effective monthly rental rate per unit as of December 31, 2019, calculated as the monthly contractual base rental income, net of free rent, divided by the units leased was $1,726. The property is located five miles west of Palm Beach International Airport and is comprised of a mix of one-, two-, and three-bedroom units with an average size of 1,122 square feet and total rentable square feet of 274,889. Property amenities include gated access, a heated resort-style pool with cabanas, fitness center, 5,500-square-foot clubroom, business center and dog park. We have a Master Credit Facility Agreement with Berkadia Commercial Mortgage, LLC, for which we have an advance of $35,995,000 secured by Cottonwood West Palm. The advance carries an interest-only term of 10 years and bears a fixed interest rate of 3.93%.

Dolce B Note

On July 31, 2019, we invested in a B note secured by a deed of trust on a development project for an amount of up to $10,000,000 (which commitment could rise to $10,500,000 in certain circumstances) (the “Dolce B Note”). The borrower is an unaffiliated third party. The borrower is using the proceeds from the Dolce B Note, additional financing in the amount of $45,500,000 (the “Dolce A Note”) and $17,900,000 in common equity to develop Dolce Twin Creeks, Phase II, a 366-unit multifamily project in Allen, Texas that includes medical office space.

The Dolce B Note bears interest at a rate of 9.50% plus 1-month LIBOR and is being drawn in stages as needed throughout the construction of the project. As of December 31, 2019, $1,794,000 had been drawn. The Dolce B Note includes a 1-month LIBOR floor equal to 2.50%, resulting in an interest rate floor equal to 12.00% and matures on December 31, 2021 with two six-month extension options. Prior to maturity, the borrower is required to make monthly interest only payments with principal due at maturity. Prepayment is permitted in whole but not in part subject to certain prepayment fees.

Lector85 Investment

On August 15, 2019, we entered into an agreement to make a preferred equity investment of up to $9,900,000 in Lector85, a multifamily community in Ybor City, Florida (the “Lector85 Investment”). In connection with our investment we entered a joint venture agreement with Milhaus, LLC (“Milhaus”), the sponsor of the development.

Milhaus is using the Lector85 Investment, along with a $34,000,000 construction loan and equity of $9,300,000 to develop Lector85, a 254-unit multifamily project in Ybor City, FL that includes retail space. The Lector85 Investment is expected to be drawn upon in stages as needed throughout the construction of the Project. As of December 31, 2019, $4,689,000 had been drawn.

The Lector85 Investment has an annual preferred return of 13% that will be reduced to 10% annually upon the later to occur of (i) the stabilization of the development project, or (ii) the one-year anniversary of the receipt of all temporary certificates of occupancy for the development project, subject to certain financial covenants being satisfied. The investment also has a special preferred return of $200,000 to be paid upon redemption. Subject to one twelve-month extension option, the redemption date is no earlier than two years after the receipt of all temporary certificates of occupancy for the development project (the “Redemption Lockout Date”) but no later than the earlier of (i) the payment in full of the construction loan, if the loan is repaid after the Redemption Lockout Date, or (ii) the construction loan maturity date, if the loan is not refinanced prior to the Redemption Lockout Date.

2980 Huron Investment

On October 25, 2019, we entered into a joint venture (the "Huron Joint Venture") to provide a preferred equity investment in an entity that has purchased and intends to develop 0.84 acres in the Union Station North neighborhood in downtown Denver, Colorado (the "2980 Huron Project"). The 2980 Huron Project is a proposed 13-story, 299-unit high-rise multifamily apartment community that will feature several amenities, including a pool deck, fitness center, aqua lounge and a co-working space and lounge. We expect construction on the 2980 Huron Project to commence in summer 2020 and to be completed in late 2022.

Our joint venture partner is CA Residential, a real estate investment and development firm. CA Residential is the managing member of the Huron Joint Venture; however, we have approval rights with respect to major decisions involving the 2980 Huron Project. We expect CA Residential or its affiliates to provide services to the 2980 Huron Project for which they will earn fees separate and in addition to any payments associated with their equity interest.

Pursuant to the joint venture agreement, CA Residential will use our $20,000,000 preferred equity investment, $17,500,000 in common equity and a $65,400,000 secured construction loan to fund the project. Our contributions will only be made following the contribution of the full $17,500,000 of common equity, and then will be made as project costs are incurred. As of December 31, 2019, CA Residential had not drawn on the 2980 Huron Investment.

Pursuant to the terms of the joint venture agreement, our preferred equity investment has an annual preferred return of 12%, compounded monthly, and matures on the earlier of: (i) the sale of the 2980 Huron Project (ii) the maturity of the construction loan; and (iii) such earlier date as may be provided in the transaction documents, all subject to a one-year extension provided certain conditions are satisfied. In addition, we will receive an underwriting fee in the amount of 1% of our preferred equity investment at origination and will receive an exit fee in the amount of 0.5% of the investment amount on repayment.

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

To assist FINRA members and their associated persons that participate in our ongoing initial public offering, we disclose in each annual report distributed to stockholders a per share estimated value of our shares developed in a manner reasonably designed to ensure it is reliable, the method by which it was developed and the date of the estimated valuation. For these purposes, the estimated value per share of our common stock is the net investment amount of our shares, which net investment amount is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table for our initial public offering.  As of December 31, 2019, this estimated value per share is $10.00 per share of our common stock, which is also the current purchase price for shares of our common stock in our initial public offering. No later than May 17, 2021 (which date is 150 days following the second anniversary of the date we broke escrow in our initial public offering) we will provide a net asset value ("NAV") per share. This value will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service. Once we announce an NAV per share, we generally expect to update the NAV per share annually.

Until we report an NAV per share, this initial reported value will likely differ from the price at which a stockholder could resell his or her shares primarily because we established the offering price of our shares on an arbitrary basis and the selling price bears no relationship to our book or asset values or to any other established criteria for valuing shares.

As of March 20, 2020, there were 1,914 and 5 holders of record of our Class A common stock and Class T common stock, respectively.

Distribution Policy

We generally expect to pay distributions to holders of our common and preferred stock based on daily record dates on a monthly basis. We have not established a minimum distribution level for holders of our common stock, and our charter does not require that we make distributions to our common stockholders, which distributions will be authorized and declared in the sole discretion of our board of directors. Pursuant to the terms of the Articles Supplementary for our Series 2019 Preferred Stock, holders of our Series 2019 Preferred Stock are entitled to a fixed preferred dividend based on a cumulative, but not compounded, annual return of 5.5% (based on $10.00 per share). We may also issue stock dividends.

To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

Our board of directors considers many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements. We expect to have little, if any, cash flow from operations available for cash distributions until we make substantial investments. It is therefore likely that, at least during the early stages of our development, and from time to time during our operational stage, our board will declare cash distributions that will be paid in advance of our receipt of cash flow that we expect to receive during a later period. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. In these instances, where we do not have sufficient cash flow to cover our distributions, we expect to use the proceeds from our initial public offering, the proceeds from the issuance of securities in the future or proceeds from borrowings to pay distributions. We may borrow funds, issue new securities or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital. We may also fund such distributions from third-party borrowings. If we fund cash distributions from borrowings, sales of assets or the proceeds from our initial public offering, we will have less funds available for the acquisition of real estate and real estate-related assets and the overall return to our stockholders may be reduced. Further, to the extent cash distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholders may recognize capital gain. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.

In addition to cash distributions, our board of directors may declare stock dividends. Although there are a number of factors that we will consider in connection with such a declaration, such stock dividends are most likely to be declared if our board of directors believes that (i) our portfolio has appreciated in value from its aggregate acquisition cost or (ii) additional sales of common stock in our initial public offering at the current offering prices would dilute the value of a share to our then existing stockholders. Especially given the investment opportunities at this time and during an ongoing public offering, distributions in shares of our common stock may be in the long-term best interests of our stockholders.

Unregistered Sale of Equity Securities

On November 8, 2019, we launched the Private Offering, a best-efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act. Information about the Private Offering and recent sales of the Series 2019 Preferred Stock in the Private Offering has previously been included in our Quarterly Report on Form 10-Q for the period ending September 30, 2019 and under Item 3.02 in our Current Reports on Form 8-K. Refer to Item 9B — "Other Information" for additional information on recent sales.

Equity Compensation Plans

On March 25, 2020, we entered an Amended and Restated Limited Partnership Agreement of our Operating Partnership effective as of February 1, 2020, pursuant to which we intend to grant LTIP Units to certain of our executive officers and registered persons associated with the dealer manager for the Offering.

Use of Proceeds

On August 13, 2018, our Registration Statement on Form S-11 (File No. 333-215272), covering our offering of up to $750,000,000 in shares of common stock through a primary offering of $675,000,000 and a distribution reinvestment plan ("DRP") offering of $75,000,000, was declared effective under the Securities Act. We commenced our initial public offering on August 13, 2018 upon retaining Orchard Securities, LLC as the dealer manager of our offering. Initially we were offering unclassified shares of our common stock in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers) and unclassified shares of our common stock in the DRP Offering at $10.00 per share, all without any upfront costs or expenses charged to the investor. Effective October 15, 2019, pursuant to a post-effective amendment to our Registration Statement on Form S-11 filed October 9, 2019, we commenced offering two classes of shares of common stock: Class A and Class T, both at $10.00 per share (with discounts available to certain categories of purchasers of our Class A shares). The share classes have a different selling commission structure; however, these offering-related expenses are being paid by our advisor without reimbursement by us. We are offering to sell any combination of our Class A and Class T common stock, with a dollar value up to the maximum offering amount. We reserve the right to reallocate shares between the primary offering and our distribution reinvestment plan offering. We expect our primary offering to last until August 13, 2020 (unless extended by our board of directors for an additional year or as otherwise permitted by applicable securities laws). We may sell shares under the DRP Offering beyond the termination of the primary offering until we have sold all the shares under the plan.

As of December 31, 2019, we had sold 8,851,759 shares of Class A common stock in the Offering for aggregate gross offering proceeds of approximately $88,062,000, including 40,160 shares of Class A common stock in the DRP Offering of approximately $401,603. As of December 31, 2019, organization and offering costs of approximately $10,104,000 have been incurred by our advisor in connection with the Offering. With the exception of costs associated with any equity incentive awards granted by us to registered persons associated with the dealer manager for the Offering, our advisor is obligated to pay all organization and offering costs in connection with the Offering on our behalf without reimbursement by us.

Proceeds from the Offering will be used to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets, including potential development projects, located throughout the United States. As of December 31, 2019, we had used the proceeds from the Private Offering, the Offering and debt financing to invest approximately $74,125,000 in a multifamily community, a B-Note investment and a preferred equity investment.

Share Repurchase Program

On June 18, 2018, our board of directors adopted a share repurchase program that allows holders of common stock to request, on a quarterly basis, that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at our discretion, subject to limitations in the share repurchase plan. The total amount of aggregate repurchased shares will be limited to 5% of the weighted average number of shares of common stock outstanding during the prior calendar year. In addition, during any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year.

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

We plan to establish an estimated net asset value (“NAV”) per share of our common stock based on valuations of our assets and liabilities no later than May 17, 2021 and annually thereafter. Upon our establishment of an estimated NAV per share, the estimated NAV per share will be the estimated value per share pursuant to the share repurchase program.

No common stock shares were redeemed during the years ended December 31, 2019 and 2018.

Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program for any reason upon 15 days’ notice to our stockholders.

Item 6. Selected Financial Data

The disclosures for selected financial data have been omitted as permitted under rules applicable to smaller reporting companies. Please refer to the information set forth under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that start on page F-1 of this report.

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

Overview

Cottonwood Communities, Inc. is a Maryland corporation formed on July 27, 2016 to invest primarily in multifamily apartment communities and multifamily real estate-related assets throughout the United States. We will seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market). We do not expect to be able to achieve the balance of these allocations until we have raised substantial proceeds in the Offering (as defined below). Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition.

Our investment objectives are to:

•preserve, protect and return invested capital;
•pay stable cash distributions to stockholders;
•realize capital appreciation in the value of our investments over the long term; and
•provide a real estate investment alternative with lower expected volatility relative to public real estate companies whose securities trade daily on a stock exchange.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

We are offering $750,000,000 in shares of common stock (the “Offering”), consisting of $675,000,000 in shares of common stock offered in our primary offering and $75,000,000 in shares of common stock offered pursuant to our distribution reinvestment plan (the "DRP Offering”) at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers) in both the primary and the DRP Offering. Our common stock has two classes, Class A and Class T. The share classes have a different selling commission structure; however, these offering-related expenses are being paid by our advisor without reimbursement by us. We are offering to sell any combination of Class A and Class T common stock in the Offering, with a dollar value up to the maximum offering amount.

On November 8, 2019, we launched the Private Offering, a private placement offering exempt from registration under the Securities Act for which we are offering a maximum of $50,000,000 in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share. Offering-related expenses in the Private Offering are paid by us.

We operate under the direction of our board of directors. Our board of directors has retained our advisor to conduct our operations and manage our portfolio of real estate investments, subject to the supervision of the board of directors. Our advisor is an affiliate of our sponsor. We have no paid employees..
We intend to qualify as a REIT beginning with the taxable year ending December 31, 2019. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership. We are the general partner of the Operating Partnership.

As of December 31, 2019, we have raised gross proceeds of $1,198,000 from the sale of Series 2019 Preferred Stock in the Private Offering and $88,062,000 from the sale of our common stock in the Offering. We have primarily used the net proceeds to make investments in real estate related assets as further described below under Our Investments.

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

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally including in the United States and has resulted in restrictions on travel and quarantines imposed. These restrictions have had a negative impact on the economy and business activity globally and may adversely impact the ability of our tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due. In addition, our property managers may be limited in their ability to properly maintain our properties. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. Our business and financial results could be materially and adversely impacted.

Our Investments

Cottonwood West Palm

On May 30, 2019, we acquired Cottonwood West Palm, a 245-unit, elevator-serviced, concrete and stucco community in West Palm Beach, Florida for approximately $67,000,000, excluding closing costs. Cottonwood West Palm is a 245-unit multifamily community that was completed in 2018. The occupancy rate of Cottonwood West Palm at December 31, 2019 was 92.2%. The effective monthly rental rate per unit as of December 31, 2019, calculated as the monthly contractual base rental income, net of free rent, divided by the units leased was $1,726. The property is located five miles west of Palm Beach International Airport and is comprised of a mix of one-, two-, and three-bedroom units with an average size of 1,122 square feet and total rentable square feet of 274,889. Property amenities include gated access, a heated resort-style pool with cabanas, fitness center, 5,500-square-foot clubroom, business center and dog park.

Dolce B Note

On July 31, 2019, we invested in a B note secured by a deed of trust on a development project for an amount of up to $10,000,000 (which commitment could rise to $10,500,000 in certain circumstances) (the “Dolce B Note”). The borrower is an unaffiliated third party. The borrower is using the proceeds from the Dolce B Note, additional financing in the amount of $45,500,000 (the “Dolce A Note”) and $17,900,000 in common equity to develop Dolce Twin Creeks, Phase II, a 366-unit multifamily project in Allen, Texas that includes medical office space.

The Dolce B Note bears interest at a rate of 9.50% plus 1-month LIBOR and is being drawn in stages as needed throughout the construction of the project. As of December 31, 2019, $1,794,000 had been drawn. The Dolce B Note includes a 1-month LIBOR floor equal to 2.50%, resulting in an interest rate floor equal to 12.00% and matures on December 31, 2021 with two six-month extension options. Prior to maturity, the borrower is required to make monthly interest only payments with principal due at maturity. Prepayment is permitted in whole but not in part subject to certain prepayment fees.

Lector85 Investment

On August 15, 2019, we entered into an agreement to make a preferred equity investment of up to $9,900,000 in Lector85, a multifamily community in Ybor City, Florida (the “Lector85 Investment”). In connection with our investment we entered a joint venture agreement with Milhaus, LLC (“Milhaus”), the sponsor of the development.

Milhaus is using the Lector85 Investment, along with a $34,000,000 construction loan and equity of $9,300,000 to develop Lector85, a 254-unit multifamily project in Ybor City, FL that includes retail space. The Lector85 Investment is expected to be drawn upon in stages as needed throughout the construction of the Project. As of December 31, 2019, $4,689,000 had been drawn.

The Lector85 Investment has an annual preferred return of 13% that will be reduced to 10% annually upon the later to occur of (i) the stabilization of the development project, or (ii) the one-year anniversary of the receipt of all temporary certificates of occupancy for the development project, subject to certain financial covenants being satisfied. The investment also has a special preferred return of $200,000 to be paid upon redemption. Subject to one twelve-month extension option, the redemption date is no earlier than two years after the receipt of all temporary certificates of occupancy for the development project (the “Redemption Lockout Date”) but no later than the earlier of (i) the payment in full of the construction loan, if the loan is repaid after the Redemption Lockout Date, or (ii) the construction loan maturity date, if the loan is not refinanced prior to the Redemption Lockout Date.

2980 Huron Investment

On October 25, 2019, we entered into a joint venture (the "Huron Joint Venture") to provide a preferred equity investment in an entity that has purchased and intends to develop 0.84 acres in the Union Station North neighborhood in downtown Denver, Colorado (the "2980 Huron Project"). The 2980 Huron Project is a proposed 13-story, 299-unit high-rise multifamily apartment community that will feature several amenities, including a pool deck, fitness center, aqua lounge and a co-working space and lounge. We expect construction on the 2980 Huron Project to commence in summer 2020 and to be completed in late 2022.

Our joint venture partner is CA Residential, a real estate investment and development firm. CA Residential is the managing member of the Huron Joint Venture; however, we have approval rights with respect to major decisions involving the

2980 Huron Project. We expect CA Residential or its affiliates to provide services to the 2980 Huron Project for which they will earn fees separate and in addition to any payments associated with their equity interest.

Pursuant to the joint venture agreement, CA Residential will use our $20,000,000 preferred equity investment, $17,500,000 in common equity and a $65,400,000 secured construction loan to fund the project. Our contributions will only be made following the contribution of the full $17,500,000 of common equity, and then will be made as project costs are incurred. As of December 31, 2019, CA Residential had not drawn on the 2980 Huron Investment.

Pursuant to the terms of the joint venture agreement, our preferred equity investment has an annual preferred return of 12%, compounded monthly, and matures on the earlier of: (i) the sale of the 2980 Huron Project (ii) the maturity of the construction loan; and (iii) such earlier date as may be provided in the transaction documents, all subject to a one-year extension provided certain conditions are satisfied. In addition, we will receive an underwriting fee in the amount of 1% of our preferred equity investment at origination and will receive an exit fee in the amount of 0.5% of the investment amount on repayment.

Results of Operations

We commenced real estate operations on May 30, 2019 with the acquisition of Cottonwood West Palm and, as a result, do not have a full year of real estate operations for discussion. The following table sets forth information regarding our consolidated results of operations:

Year Ended December 31, 2019
Revenues
Rental and other property revenues	$2,797,475
Real estate note investment interest	44,777
Total revenues	2,842,252
Expenses
Property operations expense	1,428,925
Reimbursable operating expenses to related parties	541,652
Asset management fee to related party	811,395
Depreciation and amortization	2,738,190
General and administrative expenses	876,808
Total operating expenses	6,396,970
Other income (expense)
Equity in earnings of unconsolidated real estate entity	272,805
Interest income	492,542
Interest expense	(916,626)
Total other expense	(151,279)
Total expenses before asset management fee waiver	(6,548,249)
Asset management fee waived by Advisor	409,803
Net expenses after asset management fee waiver	(6,138,446)
Net loss	$(3,296,194)

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

Our management also uses Core FFO as a measure of our operating performance. Core FFO excludes certain non-cash or non-routine items that we do not believe are reflective of our ongoing operating performance. Core FFO excludes from FFO deferred issuance costs related to real estate note investments, preferred stock and debt that are amortized over the term of these financial instruments. We have excluded the amortization of these items in our calculation of Core FFO to more appropriately reflect the impact of these costs on our operating performance as they are not reflective of charges actually incurred during the period. We believe excluding these items provides investors with a useful supplemental metric that directly addresses our ongoing operating performance.

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

A reconciliation of FFO and Core FFO to net loss is as follows:

Year Ended December 31, 2019
Net loss	$(3,296,194)
Adjustments:
Depreciation and amortization	2,738,190
FFO	(558,004)
Adjustments:
Amortization of real estate note investment issuance costs	19,904
Accretion of discount on preferred stock	4,047
Amortization of debt issuance costs	62,248
Core FFO	$(471,805)

FFO per share - basic and diluted	$(0.12)
Core FFO per share - basic and diluted	$(0.10)
Weighted average shares outstanding	4,711,343

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are and will be for the acquisition of multifamily apartment communities and investments in multifamily real estate-related assets; operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common and preferred stock; and payments of distributions to stockholders. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Private Offering, the Offering, from secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations. As of December 31, 2019, we own a multifamily apartment community in West Palm Beach, Florida, have issued a B Note secured by a deed of trust on a multifamily development project in Allen, Texas, have made a preferred equity investment in a multifamily development project in Ybor City, Florida, and have entered into an agreement to provide a preferred equity investment in an entity that has purchased and intends to develop a parcel of land in Denver, Colorado. Our assets at December 31, 2019 also consisted of $47,549,804 of cash and cash equivalents.

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

At December 31, 2019, we had a Master Credit Facility Agreement with Berkadia Commercial Mortgage, LLC (the "Credit Facility"), for which we have an advance of $35,995,000 secured by Cottonwood West Palm. There is no limit on the amount that we can draw on the Credit Facility so long as we maintain the loan-to-value ratio and other requirements set forth in the loan documents. We may obtain additional lines of credit or enter into other financing arrangements that may be secured by one or more of our assets. We may use the proceeds from any line of credit or financing to bridge the acquisition of, or acquire, multifamily apartment communities and multifamily real estate-related assets if our board of directors determines that we require such funds to acquire the multifamily apartment communities or real estate-related assets.

We must also redeem the Series 2019 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on December 31, 2023. This date may be extended by two one-year extension options.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to pay offering costs in connection with the Private Offering as well as make certain payments to our advisor and our affiliated property manager pursuant to the terms of our advisory and property management agreements.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net cash used in operating activities	$(459,142)	$(3,725)
Net cash used in investing activities	(38,130,062)	—
Net cash provided by financing activities	82,925,023	3,209,900
Net increase in cash and cash equivalents and restricted cash	$44,335,819	$3,206,175

Cash flows used in operating activities were $459,142 for the year ended December 31, 2019, primarily as a result of seven months of real estate activity from the acquisition of Cottonwood West Palm and interest income from our real estate note investment offset by the impact of changes in operating assets and liabilities. Significant operating cash outflows included reimbursable operating costs from related parties, legal and professional services, and real estate taxes.

Cash flows used in investing activities were $38,130,062 for the year ended December 31, 2019, primarily due to our purchase of Cottonwood West Palm and draws on the Dolce B-Note and Lector85 Investment.

Cash flows provided by financing activities were $82,925,023 for the year ended December 31, 2019, primarily due to the net proceeds we received from the issuance of Series 2019 Preferred Stock and common stock, reduced by distributions to common stockholders.

There were minimal operating activities and no investing activities for the year ended December 31, 2018. Financing activities as of December 31, 2018 included $3,209,900 of proceeds from the Offering.

Distributions

During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we will not be able to make distributions solely from our cash flow from operating activities. Further, because we may receive income from our investments at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our existence and from time to time during our operational stage, we will declare distributions in anticipation of cash flows that we expect to receive during a later period and we will make these distributions in advance of our actual receipt of these funds.

The following table summarizes the distributions attributable to our common stock that were declared and paid, along with information about cash flow provided by (used in) operating during the year ended December 31, 2019.

			Distributions Paid(3)
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested (DRP)	Total	Cash Provided By (Used In) Operating Activities
First Quarter 2019	$117,486	0.06216279	$40,024	$18,021	$58,045	$(19,449)
Second Quarter 2019	477,731	0.09442300	271,447	69,565	341,012	384,310
Third Quarter 2019	767,563	0.10825698	562,887	124,224	687,111	(172,410)
Fourth Quarter 2019	1,006,812	0.11374146	728,114	189,793	917,907	(651,593)
Total	$2,369,592		$1,602,472	$401,603	$2,004,075	$(459,142)

(1) Distributions for the periods from January 1, 2019 through February 28, 2019 and March 19, 2019 through December 31, 2019 were based on daily record dates and were calculated at a rate of $0.00136986 per share per day. A daily distribution in the amount of 0.02465753 per share was declared for stockholders of record as of March 18, 2019.

(2) Assumes share was issued and outstanding each day during the period presented.

(3) Distributions are paid on a monthly basis and include distributions declared for daily record dates starting December 18, 2018. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.

For the year ended December 31, 2019, we made aggregate distributions of $2,004,075, including $1,602,472 distributions paid in cash and $401,603 of distributions reinvested through our distribution reinvestment plan. Our net loss for the year ended December 31, 2019 was $3,296,194. Cash flows used in operating activities for the year ended December 31, 2019 was $459,142. We funded our total distributions paid, which includes net cash distributions and distributions reinvestment by stockholders, with prior period cash provided by operating activities when available and offering proceeds. Generally, for purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

We expect our board of directors to continue to authorize and declare distributions based on daily record dates and to pay these distributions on a monthly basis. We have not established a minimum distribution level for our common stockholders, and our charter does not require that we make distributions to our common stockholders. See "Subsequent Events" for information on distributions payable to our Series 2019 Preferred Stock. We may also issue stock dividends. The timing and amount of distributions will be determined by our board of directors in its sole discretion and may vary from time to time.

Critical Accounting Policies

A critical accounting policy is one that is both important to our financial condition and results of operations and that involves some degree of uncertainty. The preparation of our financial statements may require significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our accounting policy over investments in real estate to be critical. See Note 2 of the consolidated financial statements in this Annual Report on Form 10-K for further description of this policy.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

One Upland Acquisition

On March 19, 2020, our wholly owned subsidiary completed the acquisition of a multifamily apartment community located in the Greater Boston area (“One Upland”), from KJ Boston Venture LLC, an unaffiliated party.

One Upland was constructed in 2016 and encompasses 303,840 rentable square feet. Amenities include a swimming pool, clubhouse, outdoor amphitheater, and a dog park.

The contract purchase price was $103,600,000, excluding closing costs. We funded the purchase with an initial draw of $50,000,000 from our new $67,600,000 credit facility and proceeds from our offerings.

Status of the Offering

As of March 20, 2020, we had sold 10,025,160 shares of our Class A common stock and 2,500 shares of our Class T common stock in the Offering for aggregate gross offering proceeds of $99,763,225. Included in these amounts were 63,893 shares of common stock sold pursuant to the DRP Offering for aggregate gross offering proceeds of $638,926.

Status of the Private Offering

As of March 20, 2020, we had sold 830,099 shares of Series 2019 Preferred Stock for aggregate gross offering proceeds of $8,263,329. In connection with the sale of these shares in the Private Offering, the Company paid aggregate selling commissions of $537,633 and placement fees of $162,403.

Distributions Paid - Common Stock

Distributions paid to holders of our common stock subsequent to December 31, 2019 were as follows:

Period	Date Paid	Daily Distribution Rate	Annualized Rate (1)	Amount
December 1, 2019 - December 31, 2019	January 10, 2020	$0.00136986	5.0%	$365,517
January 1, 2020 - January 31, 2020	February 10, 2020	$0.00136612	5.0%	$382,935
February 1 - February 29, 2020	March 9, 2020	$0.00136612	5.0%	$375,939
(1) Annualized rate is based on the $10.00 purchase price and assumes distributions are paid every day for a year at the daily distribution rate.

Distributions Declared - Common Stock

Our board of directors have declared cash distributions to holders of our common stock as follows:

Period	Daily Distribution Rate	Annualized Rate (1)	Expected Payment
March 1 - March 31, 2020	$0.00136612	5.0%	April 2020
April 1 - April 30, 2020	$0.00136612	5.0%	May 2020
May 1 - May 31, 2020	$0.00136612	5.0%	June 2020
(1) Annualized rate is based on the $10.00 purchase price and assumes distributions are paid every day for a year at the daily distribution rate.
Holders of our common stock may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.

Dividends Paid - Preferred Stock

Dividends paid to holders of our preferred stock subsequent to December 31, 2019 were as follows:

Period	Date Paid	Daily Dividend Rate	Annualized Rate (1)	Amount
December 1, 2019 - December 31, 2019	January 10, 2020	$0.00150685	5.5%	$1,569
January 1, 2020 - January 31, 2020	February 10, 2020	$0.00150273	5.5%	$7,361
February 1 - February 29, 2020	March 09, 2020	$0.00150273	5.5%	$17,466
(1) Annualized rate is based on the $10.00 purchase price and assumes dividends are paid every day for a year at the daily dividend rate.

Dividends Declared - Preferred Stock

Pursuant to the terms of the preferred stock, our board of directors have declared cash dividends to holders of our preferred stock as follows:

Period	Daily Dividend Rate	Annualized Rate (1)	Expected Payment
March 1 - March 31, 2020	$0.00150273	5.5%	April 2020
April 1 - April 30, 2020	$0.00150273	5.5%	May 2020
May 1 - May 31, 2020	$0.00150273	5.5%	June 2020
(1) Annualized rate is based on the $10.00 purchase price and assumes dividends are paid every day for a year at the daily dividend rate.

Amended and Restated Limited Partnership Agreement

On March 25, 2020, we entered the Amended and Restated Limited Partnership Agreement of Cottonwood Communities O.P., LP to be effective as of February 1, 2020 (the “Amended OP Agreement”). The Amended OP Agreement establishes the terms of a new series of partnership units designated as LTIP Units, which we intend to issue annually as equity awards to certain of our executive officers and registered persons associated with the dealer manager for the Offering. In addition, the Amended OP Agreement reflects certain other amendments to the original agreement to permit the admission of limited partners to the Operating Partnership in addition to the current sole limited partner, Cottonwood Communities Investor, LLC.

Grant of LTIP Unit Awards

On March 25, 2020, we entered LTIP Unit Award Agreements with Enzio Cassinis, our Chief Executive Officer and President, and Adam Larson, our Chief Financial Officer, as well as certain other executive officers and registered persons associated with the dealer manager for the Offering, with respect to the grant of LTIP Unit awards as recommended by our compensation committee and approved by our board of directors. Including grants to our named executive officers, we awarded an aggregate of $124,380 time-based LTIP Units that will vest approximately one-quarter of the awarded amount on January 1, 2021, 2022, 2023 and 2024. In addition, we awarded performance-based LTIP Units in an aggregate target amount of $373,120. The actual amount of each award will be determined at the conclusion of the performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with the advisor or its affiliates.

The awards are granted effective March 25, 2020, and the number of units will be valued by reference to the estimated value per share of our common stock, currently $10.00. LTIP Unit awards, whether vested or unvested, will entitle the participant to receive current distributions from the Operating Partnership equivalent to the dividends that would be payable with respect to the number of shares of our common stock underlying the LTIP Unit award.

Amendment to Lector85 Joint Venture Agreement

On March 20, 2020, we entered an amendment to our joint venture agreement with Milhaus related to our Lector85 Investment to remove the minimum cumulative return upon redemption, sale or similar transaction of 35%.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item and the report of the independent accountants thereon required by Item14(a)(2) appear as a separate section of this Annual Report on Form 10-K. See the accompanying Index to the Consolidated Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act are recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of Cottonwood Communities, Inc.; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of Cottonwood Communities, Inc.'s internal control over financial reporting as of December 31, 2019, based on the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Cottonwood Communities, Inc.'s internal control over financial reporting as of December 31, 2019, was effective.

Item 9B. Other Information

Unregistered Sales of Equity Securities - Preferred Offering

On November 8, 2019, we launched the Private Offering. The exemption from registration for sales in the Private Offering is available to us because the shares are being offered and sold solely to accredited investors without the use of general solicitation.

During the period from March 17, 2020 to March 24, 2020, we issued and sold 85,900 shares of our Series 2019 Preferred Stock in the Private Offering and received aggregate proceeds of $859,000. In connection with the sale of these shares in the Private Offering, we paid aggregate selling commissions of $60,130 and placement fees of $16,321. As of March 24, 2020, there were 854,999 shares of the Series 2019 Preferred Stock outstanding.

Amended and Restated Limited Partnership Agreement

On March 25, 2020, we entered the Amended and Restated Limited Partnership Agreement of Cottonwood Communities O.P., LP to be effective as of February 1, 2020 (the “Amended OP Agreement”). The Amended OP Agreement establishes the terms of a new series of partnership units designated as LTIP Units, which we intend to issue annually as equity awards to certain of our executive officers and registered persons associated with the dealer manager for the Offering. In addition, the Amended OP Agreement reflects certain other amendments to the original agreement to permit the admission of limited partners to the Operating Partnership in addition to the current sole limited partner, Cottonwood Communities Investor, LLC.

LTIP Units

LTIP Units are a separate series of units of limited partnership interests in the Operating Partnership which we expect to grant as equity awards to certain of our executive officers and registered persons associated with the dealer manager for the Offering. LTIP Units will be valued by reference to the value of shares of our common stock, and will be subject to such conditions and restrictions as the compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. If applicable conditions and/or restrictions are not attained, participants will forfeit their LTIP Units. Unless otherwise provided, LTIP Unit awards, whether vested or unvested, will entitle the participant to receive current distributions from the Operating Partnership equivalent to the dividends that would be payable with respect to the number of shares of our common stock underlying the LTIP Unit award.

LTIP Units are structured as "profits interests" for U.S. federal income tax purposes, and we do not expect the grant, vesting or conversion of LTIP Units to produce a tax deduction for us based on current U.S. federal income tax law. As profits interests, LTIP Units initially will not have full parity, on a per unit basis, with our Operating Partnership's common units with respect to liquidating distributions. Upon the occurrence of specified events, LTIP Units can over time achieve full parity with common units and therefore accrete to an economic value for the participant equivalent to common units. If such parity is achieved, LTIP Units may be converted, subject to the satisfaction of applicable vesting conditions, on a one-for-one basis into common units, which in turn are redeemable by the holder for shares of common stock on a one-for-one basis or for the cash value of such shares, at our election. However, there are circumstances under which LTIP Units will not achieve parity with common units, and until such parity is reached, the value that a participant could realize for a given number of LTIP Units will be less than the value of an equal number of shares of common stock and may be zero.

Grant of LTIP Units

On March 25, 2020, we entered LTIP Unit Award Agreements with Enzio Cassinis, our Chief Executive Officer and President, and Adam Larson, our Chief Financial Officer, as well as certain other executive officers and registered persons associated with the dealer manager for the Offering, with respect to the grant of LTIP Unit awards as recommended by our compensation committee and approved by our board of directors. Annually, we expect to make additional grants of LTIP Unit awards to these individuals on the same terms and conditions.

The board of directors, upon the recommendation of the compensation committee, approved awards of time-based LTIP Units to Mr. Cassinis in the amount of $45,000 and to Mr. Larson in the amount of $33,750. Each award will vest approximately one-quarter of the awarded amount on January 1, 2021, 2022, 2023 and 2024.

The board of directors, upon the recommendation of the compensation committee, approved awards of performance-based LTIP Units to Mr. Cassinis in the target amount of $135,000 and to Mr. Larson in the target amount of $101,250. The actual amount of each award will be determined at the conclusion of the performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with the advisor or its affiliates.

Additional awards of $136,870 performance-based LTIP Units and $45,630 time-based LTIP Units were granted to certain other executive officers and registered persons associated with the dealer manager for the Offering. The awards are granted effective March 25, 2020, and the number of units will be valued by reference to the estimated value per share of our common stock, currently $10.00.

The time-based and performance-based awards were designed to align the executive officers’ interests with those of our stockholders and to encourage the retention of our executive officers.

Second Amended and Restated Dealer Manager Agreement

On March 25, 2020, we entered a Second Amended and Restated Dealer Manager Agreement effective as of February 20, 2020, to include a provision allowing our advisor to pay directly or reimburse the dealer manager for the Offering for the additional items of underwriting compensation referenced in our prospectus to the extent our prospectus indicates that they will be paid by our advisor, and to the extent permitted pursuant to prevailing rules and regulations of the Financial Industry Regulatory Authority.

One Upland Acquisition

On March 19, 2020, our wholly owned subsidiary completed the acquisition of a multifamily apartment community located in the Greater Boston area (“One Upland”), from KJ Boston Venture LLC, an unaffiliated party. In connection with the acquisition we entered a property management agreement with Cottonwood Communities Management, LLC in the form required pursuant to the Three-Party Agreement (Property Management). As previously disclosed, as property manager, Cottonwood Communities Management, LLC will receive from us a property management fee in an amount up to 3.5% of the annual gross revenues of One Upland.

One Upland encompasses 303,840 rentable square feet and has 262 units and amenities, including a swimming pool, clubhouse, outdoor amphitheater, and a dog park. One Upland was constructed in 2016 and as of February 14, 2020 was 91.22% occupied.

The contract purchase price was $103,600,000, excluding closing costs. We funded the purchase with an initial draw of $50,000,000 from our new $67,600,000 credit facility and proceeds from our offerings.

One Upland Credit Facility

On March 19, 2020, in conjunction with the acquisition of One Upland, we, through a wholly owned subsidiary of our operating partnership, entered a secured Revolving Loan and Security Agreement with J.P. Morgan Chase Bank, N.A., an unaffiliated lender (the “JP Morgan Credit Facility”).

Pursuant to the terms of the JP Morgan Credit Facility, we may obtain advances secured against One Upland up to the amount of $67,600,000, subject to certain debt service coverage ratio requirements. Upon the closing of One Upland, our initial advance was $50,000,000. The JP Morgan Credit Facility has an initial maturity date of March 19, 2023 with the option to extend for two one-year periods subject to the satisfaction of certain conditions set forth in the loan agreement. The advances will carry an interest-only term and bear floating interest rates of 1-month LIBOR plus a spread ranging from 1.50% to 1.75%, depending on certain debt yield metrics set forth in the loan agreement and as evidenced by a Promissory Note. As of this date, the outstanding advances carry an interest rate of 1-month LIBOR plus 1.50%. We have the right to prepay all or a portion of the JP Morgan Credit Facility at any time subject to certain conditions contained in the loan documents.

We may finance other future acquisitions through the JP Morgan Credit Facility. The aggregate loan-to-value ratio for all advances made with respect to the JP Morgan Credit Facility cannot exceed 65% at the time any advance is made. The limit on the amount that we can borrow under the JP Morgan Credit Facility is $125,000,000 so long as we maintain the loan-to-value and debt coverage ratios, and other requirements set forth in the JP Morgan Credit Facility loan documents. Each advance will be cross-collateralized with the other advances. The JP Morgan Credit Facility permits us to sell the multifamily apartment communities that are secured by the JP Morgan Credit Facility individually provided that certain loan-to-value and debt coverage ratios, and other requirements, are met.

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are set forth below:

Name*	Age**	Positions
Enzio Cassinis	42	Chief Executive Officer and President
Adam Larson	38	Chief Financial Officer
Susan Hallenberg	52	Chief Accounting Officer and Treasurer
Gregg Christensen	50	Chief Legal Officer
Paul Fredenberg	43	Chief Investment Officer
Daniel Shaeffer	49	Chairman of the Board and Director
Chad Christensen	46	Director
R. Brent Hardy	48	Independent Director
Gentry Jensen	48	Independent Director
John Lunt	47	Independent Director

* The address of each executive officer and director listed is 6340 South 3000 East, Suite 500, Salt Lake City, Utah 84121.
** As of December 31, 2019

Enzio Cassinis has been Chief Executive Officer and President of the Company since October 2018. In addition to serving as the Company’s Chief Executive Officer and President, Mr. Cassinis serves as the Chief Executive Officer and President of Cottonwood Multifamily REIT I, Inc. ("CWMF REIT I") and Cottonwood Multifamily REIT II, Inc. ("CWMF REIT II"), two Cottonwood-sponsored real estate investment trusts that raised $50 million in offerings that were qualified as “Tier 2” offerings pursuant to Regulation A promulgated under the Securities Act (a "Regulation A Offering"). He also serves as the Chief Executive Officer for the Company’s advisor.

From June 2013 through September 2018, Mr. Cassinis served in various roles at Cottonwood Residential, Inc. Most recently, he served as the Senior Vice President of Corporate Strategy, where he was responsible for financial planning and analysis, balance sheet management and capital and venture formation activity. Prior to joining Cottonwood Residential, Inc. in June 2013, Mr. Cassinis was Vice President of Investment Management at Archstone, one of the largest apartment operators and developers in the U.S. and Europe. There, he negotiated transactions in both foreign and domestic markets with transaction volume exceeding several billion dollars in total capitalization. Prior to Archstone, Mr. Cassinis worked as an attorney with

Krendl, Krendl, Sachnoff & Way, PC (now Kutak Rock LLP) from February 2003 to May 2006, focusing his practice on corporate law and merger and acquisition transactions.

Mr. Cassinis earned a Master of Business Administration and Juris Doctorate (Order of St. Ives) from the University of Denver, and a Bachelor of Science in Business Administration from the University of Colorado at Boulder and is a CFA® charterholder.

Adam Larson has been Chief Financial Officer of the Company since October 2018. In addition to serving as the Company’s Chief Financial Officer, Mr. Larson also serves as the Chief Financial Officer of CWMF REIT I, CWMF REIT II and the Company’s advisor.
Through September 2018, Mr. Larson was the Senior Vice President of Asset Management of Cottonwood Residential, Inc. In this role he provided strategic guidance with respect to asset management, financial planning and analysis, and property operations. Prior to joining Cottonwood Residential, Inc. in June 2013, Mr. Larson worked in the Investment Banking Division at Goldman Sachs advising clients on mergers and acquisitions and other capital raising activities in the Real Estate, Consumer/Retail and Healthcare sectors. Mr. Larson previously worked at Barclays Capital, Bonneville Real Estate Capital and Hitachi Consulting.
Mr. Larson holds an MBA from the University of Chicago Booth School Of Business, and a BS in Business Management from Brigham Young University where he also served as Student Body President.
Susan Hallenberg has been an officer of the Company since December 2016, and served as principal accounting officer and principal financial officer of the Company in her role as Chief Financial Officer from December 2016 through September 2018. Ms. Hallenberg continues to serve as principal accounting officer of the Company in her position as Chief Accounting Officer and Treasurer, which positions she has held since October 2018. Ms. Hallenberg also serves as Chief Accounting Officer and Treasurer of CWMF REIT I and CWMF REIT II. She is also Chief Financial Officer and Treasurer of Cottonwood Multifamily Opportunity Fund, Inc. ("CWMF Opp Fund"), a Cottonwood-sponsored real estate investment trust that raised $50 million in a Regulation A Offering. Ms. Hallenberg is also the Chief Financial Officer and Treasurer of Cottonwood Residential II, Inc. and its predecessor entity, positions she has held since May 2005.

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
Ms. Hallenberg holds a BA in Economics/Accounting from The College of the Holy Cross.
Gregg Christensen has served as our Chief Legal Officer since December 2016. He served as one of our Directors from December 2016 to June 2018. Mr. Christensen also has served as the Executive Vice President, Secretary, General Counsel and a Director of Cottonwood Residential II, Inc. and its predecessor entities since 2007. He holds similar officer positions with CWMF REIT I, CWMF REIT II and CWMF Opp Fund. In addition, he serves as a director of CWMF REIT I, CWMF REIT II and CWMF Opp Fund. Mr. Christensen oversees and coordinates all legal aspects of Cottonwood Residential II, Inc. and its affiliates, including our company, and is also actively involved in operations, acquisitions, and due diligence activities for us and our affiliates.

Prior to joining Cottonwood Residential, Inc., Mr. Christensen was a principal, managing director and general counsel of Cherokee & Walker, an investment company focused on real estate investments and private equity investments in real estate related companies. Previously, Mr. Christensen practiced law with Nelson & Senior in Salt Lake City. His areas of practice included real estate and corporate law. He is a member of the Utah State Bar, as well as the Bar of the United States District Court for the District of Utah. Mr. Christensen has been involved in real estate development, management, acquisition, disposition and financing for more than 23 years.

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

Before co-founding Cottonwood Capital, LLC, a predecessor to Cottonwood Residential II, Inc., in 2004, Mr. Shaeffer worked as a senior equities analyst with Wasatch Advisors of Salt Lake City. Prior to joining Wasatch Advisors, Mr. Shaeffer was a Vice President of Investment Banking at Morgan Stanley. Mr. Shaeffer began his career with Ernst & Young working in the firm’s audit department. Mr. Shaeffer has been involved in real estate development, management, acquisition, disposition and financing for more than 14 years.

Mr. Shaeffer holds an International MBA from the University of Chicago Graduate School of Business and a BS in Accounting from Brigham Young University and is a Certified Public Accountant.

The board of directors has determined that it is in the best interests of our company and our stockholders for Mr. Shaeffer, in light of his day-to-day company-specific operational experience, significant finance and market experience, and his real estate experience, to serve as a director on the board of directors.

Chad Christensen has served as one of our Directors since July 2016 and was formerly our President and Chairman of the Board from December 2016 through September 2018. Mr. Christensen also has served as the President and a Director of Cottonwood Residential II, Inc. and its predecessor entities since 2004. He is also a director of CWMF REIT I, CWMF REIT II and CWMF Opp Fund. In addition, he serves as President and Chairman of the Board of CWMF Opp Fund. Mr. Christensen oversees financial and general operations for Cottonwood Residential II, Inc. and its affiliates. Mr. Christensen is also actively involved in acquisitions, marketing and capital raising activities for Cottonwood Residential II, Inc. and its affiliates

Before co-founding Cottonwood Capital, LLC, a predecessor to Cottonwood Residential II, Inc., in 2004, Mr. Christensen worked with the Stan Johnson Company, a national commercial Real Estate Brokerage firm in Tulsa, Oklahoma. Early in his career, Mr. Christensen founded Paramo Investment Company, a small investment management company. Mr. Christensen has been involved in real estate development, management, acquisition, disposition and financing for more than 16 years.

Mr. Christensen holds a MBA from The Wharton School at the University of Pennsylvania with an emphasis in Finance and Real Estate and a BA in English from the University of Utah. Mr. Christensen also holds an active real estate license. Chad Christensen and Gregg Christensen are brothers.

The board of directors has determined that it is in the best interests of our company and our stockholders for Mr. Christensen, in light of his day-to-day company-specific operational experience, significant finance and market experience, and his real estate experience, to serve as a director on the board of directors.

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

Gentry Jensen is one of our independent directors, a position he has held since June 2018. Since 2011, Mr. Jensen has served as the Chief Executive Officer of Penumbra Brands, LLC, a leading provider of protective, technologically differentiated accessories for mobile devices. From 2009 to 2011, he served as District Manager of Schindler Elevator Corporation and from 2005 through 2009, he worked in commercial real estate lending, development, brokerage and property management as Chief Operating Officer of Hawkins Capital, President of Wentworth Development, and Chief Operating Officer of NAI Utah Commercial Real Estate. From 2002 through 2004, Mr. Jensen was an associate in asset management and portfolio construction modeling with JP Morgan Private Bank in New York. Prior to entering the business world, Mr. Jensen served on active duty as a Navy SEAL, completing overseas deployments in Eastern Europe and throughout Asia.

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

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors including but not limited to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Conduct and Ethics is available on our website at cottonwoodcommunities.com. Any amendment to, or a waiver from, a provision of the Code of Conduct and Ethics that would require disclosure under Item 5.05 of Form 8-K will be posted on our website.

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

Among other things, the audit committee will assist the board in overseeing:

•our accounting and financial reporting processes;
•the integrity and audits of our financial statements;
•our compliance with legal and regulatory requirements;
•the qualifications and independence of our independent registered public accounting firm; and
•the performance of our internal auditors and our independent registered public accounting firm.

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

Item 11. Executive Compensation

Executive Officer Compensation

We are externally advised by CCI Advisors III, LLC and we do not have any paid employees. Our compensation committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation of our executives. Except for grants of LTIP Units under our Amended and Restated Limited Partnership Agreement of our Operating Partnership, our executive officers do not receive any compensation directly from us. No awards were granted to our executive officers for the year ended December 31, 2019. Our executive officers are officers and/or employees of, or hold an indirect ownership interest in, our advisor, and/or its affiliates, and our executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence - Report of the Conflicts Committee - Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.

Non-Employee Director Compensation

Any member of our board of directors who is also an employee of our advisor or sponsor does not receive additional compensation for serving on our board of directors. Each independent director receives an annual retainer of $10,000. We pay independent directors for attending board and committee meetings as follows:

•$500 in cash for each board meeting attended (including if by teleconference); and
•$500 in cash for each committee meeting attended (if at a different time or place than a board meeting and including if by teleconference).

We also will reimburse our directors for their travel expenses incurred in connection with their attendance at board and committee meetings.

The following table sets forth the compensation earned by our directors for the fiscal year ended December 31, 2019:

Name	Fees Earned or Paid in Cash	Total
Chad Christensen	$—	$—
Daniel Shaeffer	—	—
R. Brent Hardy	12,000	12,000
Gentry Jensen	12,000	12,000
John Lunt	12,000	12,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 20, 2020, there were 10,025,160 and 2,500 shares of our Class A and Class T common stock issued and outstanding, respectively. The following table sets forth, as of March 20, 2020, the amount of our common stock beneficially owned by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days.

Name of Beneficial Owner(1)	Number of Common Shares Beneficially Owned	Percent of Common Shares Beneficially Owned
Enzio A. Cassinis, Chief Executive Officer and President	—	—
Adam Larson, Chief Financial Officer	—	—
Susan Hallenberg, Chief Accounting Officer and Treasurer	—	—
Paul Fredenberg, Chief Investment Officer	—	—
Gregg Christensen, Chief Legal Officer and Secretary(2)	20,000	0.2%
Daniel Shaeffer, Chairman of the Board and Director(2)	20,000	0.2%
Chad Christensen, Director(2)	20,000	0.2%
R. Brent Hardy, Independent Director	—	—
Gentry Jensen, Independent Director	—	—
John Lunt, Independent Director	—	—
All directors and executive officers as a group	20,000	0.2%

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
Offering Policy. We are offering up to $750,000,000 in shares in the Offering, consisting of up to $675,000,000 of shares of common stock in our primary offering and up to $75,000,000 in shares of common stock pursuant to the DRP Offering at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers) in both the primary and the DRP Offering. Our common stock has two classes, Class A and Class T. We are offering to sell any combination of our Class A and Class T common stock in the Offering, with a dollar value up to the maximum offering amount. Shares in the Offering are being sold without any upfront costs or expenses paid by us.
On November 8, 2019, we launched the Private Offering, a private placement offering exempt from registration under the Securities Act for which we are offering a maximum of $50,000,000 in shares of our Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share. Shares in the Private Offering have upfront costs and expenses paid by us from gross offering proceeds.

As of December 31, 2019, we have raised $1,198,000 and $88,062,000 of Series 2019 Preferred Stock and common stock, respectively. We have primarily used the net proceeds to make investments in real estate related assets as further described below under Our Investments. For the year ended December 31, 2019, we had no costs associated with raising capital for the Offering as our advisor has agreed to pay all offering related expenses on our behalf without reimbursement by us. Our cost of raising capital in the Private Offering represented 33% of the capital raised through December 31, 2019.
We believe the Private Offering and the Offering are in the best interest of our stockholders because it provides us with the best chance to acquire a diverse portfolio of assets, thereby reducing risk in our portfolio.
Acquisition and Investment Policies. We intend to use the proceeds of the Private Offering and the Offering to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets located throughout the United States.  The investments will be comprised primarily of stabilized multifamily apartment communities and land which will be developed into multifamily apartment communities. The strategy may also include mortgage or mezzanine loans to, or preferred equity investments in, entities that have been formed for the purpose of acquiring or developing multifamily apartment communities. We will seek to acquire, develop and actively manage these investments, with the objective of providing a stable source of income for our stockholders and maximizing potential returns upon disposition of the assets through capital appreciation.
We will seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in a property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market). We do not expect to be able to achieve the balance of these allocations until we have raised substantial proceeds in the Offering. Prior to that time, we will balance the goal of achieving our portfolio allocation targets with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. Notwithstanding the foregoing, the actual portfolio allocation may from time to time be outside the target levels provided above due to factors such as a large inflow of capital over a short period of time, the advisor’s or board of directors’ assessment of the relative attractiveness of opportunities, an increase or decrease in the relative value of an investment or limitations or requirements relating to our intention to be treated as a REIT for U.S. federal income tax purposes.  Furthermore, our board of directors may revise the targeted portfolio allocation from time to time, if it determines that a different portfolio composition is in our stockholders’ best interests.
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
As of December 31, 2019, we own a multifamily community in West Palm Beach, Florida, have issued a B Note secured by a deed of trust on a multifamily development project in Allen, Texas, have made a preferred equity investment in a multifamily development project in Ybor City, Florida and have entered into an agreement to make a preferred equity investment in a multifamily development project in Denver, Colorado.
Borrowing Policies. We intend to finance the purchase of multifamily apartment communities with proceeds of the Offering and the Private Offering and loans obtained from third-party lenders. We anticipate the use of moderate leverage to enhance total cash flow to our stockholders. We will target an aggregate loan-to-cost or loan-to-value ratio of 45% to 65% at the REIT level; provided, however, that we may obtain financing that is less than or exceeds such ratio in the discretion of our board of directors if the board of directors deems it to be in our best interest to obtain such financing. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets, unless a majority of our conflicts committee finds substantial justification for borrowing a greater amount and such excess borrowings are disclosed in our next quarterly report, along with the conflicts committee’s justification for such excess. Examples of such a substantial justification include obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. We anticipate that all financing obtained to acquire stabilized multifamily apartment communities will be non-recourse to our operating partnership and us (however, it is possible that some of these loans will require us to enter into guaranties with respect to certain non-recourse carve-outs). We may obtain recourse debt in connection with certain development transactions.
We may obtain a line of credit or other financing that will be secured by one or more of our assets. We may use the proceeds from any line of credit or financing to bridge the acquisition of, or acquire, multifamily apartment communities and multifamily real estate-related assets if our board of directors determines that we require such funds to acquire the multifamily apartment communities or real estate-related assets. On May 30, 2019, we entered into a Master Credit Facility Agreement with Berkadia Commercial Mortgage, LLC (the “Credit Facility”) and obtained an advance secured against Cottonwood West Palm in the amount of $35,995,000. In addition, we have launched the Private Offering pursuant to which may issue up to $50,000 in shares of Series 2019 Preferred Stock which have fixed redemption date and is classified as a liability on the consolidated balance sheet. As of December 31, 2019, we had issued 119,800 Series 2019 Preferred Stock.
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
Liquidation Policy. We currently anticipate holding and managing our investments until August 13, 2028 at the latest. Our charter requires that if we do not list our shares of common stock on a national securities exchange by August 13, 2028, we must either seek stockholder approval of the liquidation of the company; or postpone the decision of whether to liquidate the company if a majority of the board of directors determines that liquidation is not then in the best interests of our stockholders.
We are not, however, required to provide our stockholders a liquidity event by a specified date or at all. If a majority of the board of directors does determine that liquidation is not then in the best interests of our stockholders, our charter requires that the board of directors revisit the issue of liquidation at least annually. Further postponement of listing or stockholder action regarding liquidation would only be permitted if a majority of the board of directors again determined that liquidation would not be in the best interest of our stockholders. If we sought and failed to obtain stockholder approval of our liquidation, our charter would not require us to list or liquidate and would not require the board of directors to revisit the issue of liquidation, and we could continue to operate as before. If we sought and obtained stockholder approval of our liquidation, we would begin an orderly sale of our assets. The precise timing of such sales would take into account the prevailing real estate and finance markets, the economic conditions in the submarkets where our properties are located and the debt markets generally as well as the federal income tax consequences to our stockholders.
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
Policies Regarding Operating Expenses. Commencing upon the earlier to occur of four full fiscal quarters after (i) the acquisition of our first real estate investment, or (ii) six months after the commencement of the Offering,  we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2019, total operating expenses represented approximately 5% and 345.2% of our average invested assets and our net loss, respectively.

Our Policy Regarding Transactions with Related Persons
Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, and any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the board of directors (including a majority of the conflicts committee) not otherwise interested in the transaction must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our Chief Legal Officer, or directly to the audit committee chair, as appropriate.
Certain Transactions with Related Persons

The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of the Offering in August 2018 as well as any such currently proposed material transactions. The following describes all transactions during the fiscal year ended December 31, 2019 and currently proposed transactions involving us, our directors, our sponsor or advisor or any of their affiliates and the conflicts committee’s report on their fairness.

As further described below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. Cottonwood Residential II, Inc. acts as our sponsor and is managed by its board of directors, three of the five members of which are Daniel Shaeffer, Chad Christensen, and Gregg Christensen. Daniel Shaeffer and Chad Christensen are

our affiliated directors and Gregg Christensen is one of our executive officers. Cottonwood Communities Management, LLC (“CC Management”), our advisor through February 28, 2019 and our property manager, is wholly owned by Cottonwood Capital Management, Inc. ("Cottonwood Capital Management"), an indirect wholly owned subsidiary of Cottonwood Residential O.P., LP (“CROP”), the operating partnership of our sponsor. Effective March 1, 2019, following the restructuring by our sponsor of the entity through which we receive our advisory services (as described in additional detail below under “Restructuring of Our Advisor”), CC Advisors III, LLC ("CC Advisors III"), acts as our advisor. CC Advisors III is indirectly owned by Cottonwood Capital Management and two entities in which all of our officers and affiliated directors have an ownership interest.

Advisory Agreement

Our advisor provides day-to-day management of our business. Among the services provided by our advisor under the terms of the advisory agreement are the following:

•finding, presenting and recommending investment opportunities to us consistent with our investment policies and objectives;
•making certain real estate-related debt investment decisions for us, subject to the limitations in our charter and the direction and oversight of our board of directors;
•structuring the terms and conditions of our investments, sales and joint ventures;
•acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;
•arranging for financing and refinancing of properties and our other investments;
•entering into leases and service contracts for our real properties;
•supervising and evaluating each loan servicer’s and property manager’s performance;
•reviewing and analyzing the operating and capital budgets of properties underlying our investments and properties we may acquire;
•entering into servicing contracts for our loans;
•assisting us in obtaining insurance;
•generating an annual budget for us;
•reviewing and analyzing financial information for each of our assets and the overall portfolio;
•formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;
•performing investor-relations services;
•maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;
•engaging and supervising the performance of our agents, including our registrar and transfer
•performing any other services reasonably requested by us.

Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. We entered the advisory agreement on August 13, 2018. On March 28, 2019, we amended the advisory agreement to remove the provision of property management services as described below under “Restructuring of Our Advisor.” Under the terms of the advisory agreement, we pay the following fees to our advisor.
Contingent Acquisition Fee. After our common stockholders have received, together as a collective group, aggregate distributions sufficient to provide a return of their invested capital, plus a cumulative, noncompounded annual return on their investment (the “Required Return”), the advisor will receive a contingent acquisition fee that is a percentage of the cost of investments acquired or originated by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment as follows: 1% contingent acquisition fee if stockholders receive a 6% Required Return; and 2% additional contingent acquisition fee if stockholders receive a 13% Required Return.

If the advisor is terminated within the first ten years of operations for any reason other than the advisor’s fraud, willful misconduct or gross negligence, the advisor will receive a 3% contingent acquisition fee.

No contingent acquisition fees were incurred for the years ended December 31, 2019 and 2018.

Acquisition Expense Reimbursement. Subject to limitations in the charter, the advisor will be reimbursed for all out-of-pocket expenses incurred in connection with the selection and acquisition of real estate assets, whether or not the acquisition is consummated. Acquisition expenses reimbursed to our advisor during the years ended December 31, 2019 and 2018 were not significant, as we have generally incurred and paid such expenses directly.

Contingent Financing Fee. After our common stockholders have received, together as a collective group, aggregate distributions sufficient to provide a return of their invested capital plus a Required Return of 13%, our advisor will receive a contingent financing fee of 1% of the original principal amount of any financing obtained or assumed by us. Notwithstanding the foregoing, if our advisor is terminated within the first ten years of our operations for any reason other than the advisor’s fraud, willful misconduct or gross negligence, the payment of the contingent financing fee will be immediately due and payable. No contingent financing fees were incurred for the years ended December 31, 2019 and 2018.

Asset Management Fee. The advisor will receive an annual asset management fee, paid monthly, of 1.25% of the gross book value of our assets prior to establishment of net asset value. The advisor will receive an annual asset management fee of 1.25% of gross asset value thereafter. We incurred asset management fees of $811,395 for the year ended December 31, 2019. Our advisor has agreed to waive its asset management fee each month in an amount equivalent to the 6.0% discount provided to those who purchase Class A shares through certain distribution channels as specified in the prospectus for the Offering. This is to ensure that we receive proceeds equivalent to those received for sales of shares outside of these channels. As a result, the asset management fee waived by our advisor for the year ended December 31, 2019 was $409,803. No asset management fees were incurred for the year ended December 31, 2018.

Other Fees and Reimbursable Expenses. We will reimburse the advisor or its affiliates for all actual expenses paid or incurred by the advisor or its affiliates in connection with the services provided to us; provided, however, that we will not reimburse the advisor or its affiliates for salaries, wages and related benefits of personnel who perform investment advisory services for us or serve as our executive officers. In addition, subject to the approval of the board of directors we may reimburse the advisor or its affiliates for costs and fees associated with providing services to us that we would otherwise engage a third party to provide. Reimbursable company operating expenses were $541,652 for the year ended December 31, 2019. There were no reimbursable company operating expenses for the year ended December 31, 2018.

The conflicts committee considers our relationship with our advisor to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other similarly structured, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.

Property Management Agreement
For property management services, we paid Cottonwood Communities Management, our advisor and property manager through February 28, 2019 and our current property manager following the restructuring of our advisor as described below, a property management fee in an amount up to 3.5% of the annual gross revenues of the multifamily apartment communities that it manages for us. A majority of the board of directors, including a majority of the conflicts committee has approved the form of property management agreement with our property manager as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. The conflicts committee believes that these arrangements with Cottonwood Communities Management are fair. We incurred property management fees of $97,877 for the year ended December 31, 2019. No property management fees were incurred in 2018.
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
Previously this promotional interest was held by Cottonwood Communities Investor, LLC ("CC Investor"), the sole limited partner in the Operating Partnership. In connection with the restructuring of our advisor, as described below, CC

Investor transferred this promotional interest to CROP who in turn transferred the interest to CC Advisor Promote effective March 1, 2019. CC Investor will not be required to make any capital contributions to the Operating Partnership to obtain the promotional interest. The conflicts committee believes the promotional interest is fair as it provides an appropriate incentive for our advisor and its affiliates to achieve our investment objectives.
Restructuring of Our Advisor
On March 28, 2019, we entered various amendments to existing agreements and new agreements with our advisor and property manager, CC Management, and its affiliates, as a result of the determination by our sponsor to restructure the ownership of the entity that provides our advisory services. Effective March 1, 2019, our advisory services are provided by a recently formed affiliate of our sponsor, CC Advisors III. Property management services will continue to be provided by CC Management under separate property management agreements to be entered at the time we acquire a property. In addition, a new entity, CC Advisors Promote owns the promotional interest in us previously held by CC Investor.
In order to implement these restructuring changes, we entered the following agreements: First Amendment to the Advisory Agreement, among us, CC Management and the Operating Partnership (the “Advisory Agreement Amendment”); First Amendment to the Three-Party Agreement among us, CC Management, and the Operating Partnership (the “Three-Party Agreement Amendment”); and Three-Party Agreement (Property Management) among us, CC Management and the Operating Partnership (the “Three-Party Agreement (Property Management)”). The Advisory Agreement Amendment removed property management services from the advisory agreement so that property management services remain with CC Management and the advisory agreement and related external advisory services could be transferred to CC Advisors III. The Three-Party Agreement Amendment and the Three- Party Agreement (Property Management) reflect changes necessary to address the fact that advisory services and property management will be provided by separate entities going forward. We have since entered a new Advisory Agreement dated August 13, 2019 with CC Advisors III and an Amended and Restated Three-Party Agreement with CC Advisors III that incorporates the amendments entered in connection with the restructuring transaction.

In addition, as general partner of the Operating Partnership, we consented to the assignment of the promotional interest held by CC Investor, the sole limited partner of the Operating Partnership, to CROP and then to CC Advisors Promote. Finally, following the consent of the conflicts committee, we also entered into the Assignment of the Advisory Service Contracts among us, CC Management, Cottonwood Capital Management, Cottonwood Communities Advisors, LLC (“CC Advisors”) and CC Advisors III pursuant to which CC Management assigned and transferred all of its rights, obligations and interests in the advisory agreement, the three party agreement, and the dealer manager agreement to Cottonwood Capital Management; which in turn assigned and transferred all of its rights, obligations and interests in the agreements to CC Advisors; which in turn assigned and transferred all of its rights, obligations and interests in the agreements CC Advisors III. As a result, effective March 1, 2019, CC Advisors III will provide all of the services under the advisory agreement and will be responsible for the payment of all organization and offering expenses in the Offering (with the exception of costs associated with any equity incentive awards granted by us to registered persons associated with the dealer manager for the Offering),without reimbursement by us.

There are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.
The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interest of our stockholders because they increase the likelihood of achieving our investment objectives.

March 25, 2020	The Conflicts Committee of the Board of Directors:
Gentry Jensen (Chairman), R. Brent Hardy, and John Lunt

Item 14. Principal Accounting Fees and Services

Independent Auditors

During the years ended December 31, 2019 and 2018, KPMG LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2019 and 2018 by our independent registered public accounting firm, KPMG, were as follows:

	For the Year Ended December 31,
	2019	2018
Audit fees (a)	$240,855	$146,377
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$240,855	$146,377

(a) Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and review of SEC registration statements.
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

All services rendered KPMG for the years ended December 31, 2019 and 2018 were pre-approved in accordance with the policies and procedures described above.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2) Consolidated Financial Statement Schedules

None.

(a) (3) Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11(No. 333-215272) filed June 27, 2018)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed December 22, 2016)
3.3	Articles Supplementary - Class A Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 19, 2019)
3.4	Articles Supplementary - Class T Common Stock (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed August 19, 2019)
3.5	Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed August 19, 2019)
3.6	Articles Supplementary - Preferred Stock (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)
4.1
Form of Subscription Agreement (incorporated by reference to Appendix A to the prospectus filed as part of the Company’s Pre-Effective Amendment no. 1 to its Post-Effective Amendment no. 3 on Form S-11 filed October 9, 2019)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018)

4.3	Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q filed August 13, 2019)
10.1
Advisory Agreement among Cottonwood Communities, Inc. and Cottonwood Communities O.P., LP and CC Advisors III, LLC dated August 13, 2019 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.2
Dealer Manager Agreement by and among the Company, Cottonwood Communities Management, LLC and Orchard Securities, LLC dated August 13, 2018 (incorporated by reference to Exhibit 10.4 on Form 10-Q (No. 333-215272) filed September 26, 2018)

10.3
Amendment No. 1 to Dealer Manager Agreement by and among the Company, Cottonwood Communities Management, LLC and Orchard Securities, LLC dated March 18, 2019 (incorporated by reference to Exhibit 1.2 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed May 3, 2019)

10.4
Amended and Restated Dealer Manager Agreement (including the Form of Selected Dealer Agreement), by and among the Company, CC Advisors III, LLC and Orchard Securities, LLC, dated October 15, 2019 (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed October 16, 2019)

10.5	Managing Broker-Dealer Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)
10.6
Amended and Restated Three-Party Agreement, by and among the Company, Cottonwood Communities O.P., LP and CC Advisors III, LLC, dated October 14, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 16, 2019)

10.7
Three-Party Agreement (Property Management) by and among the Company, Cottonwood Communities O.P., LP and Cottonwood Communities Management, LLC dated March 1, 2019 (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed May 3, 2019)

10.8	Agreement of Limited Partnership of Cottonwood Communities O.P., LP dated August 13, 2018 (incorporated by reference to Exhibit 10.3 on Form 10-Q (No. 333-215272) filed September 26, 2018)
10.9
First Amendment to Limited Partnership Agreement of Cottonwood Communities O.P., LP dated March 28, 2019 (incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed May 3, 2019)

10.10
Second Amendment to the Limited Partnership Agreement of Cottonwood Communities O.P., LP (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)

10.11
Assignment of Promotional Interest by and among Cottonwood Residential O.P., LP, Cottonwood Communities Investor, LLC and Cottonwood Communities Advisors Promote, LLC dated March 1, 2019 (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed May 3, 2019)

10.12
Master Credit Facility Agreement by and between CC West Palm, LLC and Berkadia Commercial Mortgage, LLC dated May 30, 2019 (incorporated by reference to Exhibit 10.5 on Form 8-K (No. 333-215272) filed June 4, 2019)

10.13
Consolidated, Amended and Restated Multifamily Note by and between CC West Palm, LLC and Berkadia Commercial Mortgage, LLC dated May 30, 2019 (incorporated by reference to Exhibit 10.6 on Form 8-K (No. 333-215272) filed June 4, 2019)

10.14	Property Management Agreement (Luma) between CC West Palm, LLC and Cottonwood Communities Management, LLC effective as of May 30, 2019
21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed May 22, 2018)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

        Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

March 25, 2020	/s/ Enzio Cassinis
Date	Enzio Cassinis, Chief Executive Officer
(Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 25, 2020	/s/ Adam Larson
Date	Adam Larson, Chief Financial Officer
(Principal Financial Officer)

March 25, 2020	/s/ Susan Hallenberg
Date	Susan Hallenberg, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

March 25, 2020	/s/ Enzio Cassinis
Date	Enzio Cassinis, Chief Executive Officer and President
(Principal Executive Officer)

March 25, 2020	/s/ Daniel Shaeffer
Date	Daniel Shaeffer, Chairman of the Board and Director

March 25, 2020	/s/ Chad Christensen
Date	Chad Christensen, Director

March 25, 2020	/s/ R. Brent Hardy
Date	R. Brent Hardy, Independent Director

March 25, 2020	/s/ Gentry Jensen
Date	Gentry Jensen, Independent Director

March 25, 2020	/s/ John Lunt
Date	John Lunt, Independent Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

In connection with our 2019 Annual Meeting of Stockholders, a proxy statement was delivered to more than ten of our stockholders and copies of such materials have been furnished to the SEC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Cottonwood Communities, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cottonwood Communities, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Denver, Colorado
March 25, 2020

Cottonwood Communities, Inc.
Consolidated Balance Sheets

	December 31,
	2019	2018
Assets
Real estate assets, net	$63,905,651	$—
Investment in unconsolidated real estate entity	4,961,868	—
Real estate note investment, net	2,059,309	—
Cash and cash equivalents	47,549,804	3,406,175
Restricted cash	192,190	—
Other assets	707,524	317,279
Total assets	119,376,346	3,723,454
Liabilities and equity
Liabilities
Credit facility, net	34,990,146	—
Preferred stock, net	809,478	—
Related party payables	287,561	128,617
Accounts payable, accrued expenses and other liabilities	992,689	29,146
Total liabilities	37,079,874	157,763
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 8,851,759 and 366,654 shares issued and outstanding at December 31, 2019 and 2018, respectively	88,518	3,667
Additional paid-in capital	87,973,949	3,662,233
Accumulated distributions	(2,369,592)	—
Accumulated deficit	(3,396,403)	(100,209)
Total stockholders' equity	82,296,472	3,565,691
Total liabilities and stockholders' equity	$119,376,346	$3,723,454

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018
Revenues
Rental and other property revenues	$2,797,475	$—
Real estate note investment interest	44,777	—
Total revenues	2,842,252	—
Expenses
Property operations expense	1,428,925	—
Reimbursable operating expenses to related parties	541,652	—
Asset management fee to related party	811,395	—
Depreciation and amortization	2,738,190	—
General and administrative expenses	876,808	100,209
Total operating expenses	6,396,970	100,209
Other income (expense)
Equity in earnings of unconsolidated real estate entity	272,805	—
Interest income	492,542	—
Interest expense	(916,626)	—
Total other expense	(151,279)	—
Total expenses before asset management fee waiver	(6,548,249)	(100,209)
Asset management fee waived by Advisor	409,803	—
Net expenses after asset management fee waiver	(6,138,446)	(100,209)
Net loss	$(3,296,194)	$(100,209)

Weighted-average shares outstanding	4,711,343	32,053
Net loss per common share - basic and diluted	$(0.70)	$(3.13)

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit
	Shares	Amount				Total Equity
Balance at December 31, 2017	20,000	$200	$199,800	$—	$—	$200,000
Issuance of common stock	346,654	3,467	3,462,433	—	—	3,465,900
Net loss	—	—	—	—	(100,209)	(100,209)
Balance at December 31, 2018	366,654	$3,667	$3,662,233	$—	$(100,209)	$3,565,691
Issuance of common stock	8,485,105	84,851	84,311,716	—	—	84,396,567
Distributions to investors	—	—	—	(2,369,592)	—	(2,369,592)
Net loss	—	—	—	—	(3,296,194)	(3,296,194)
Balance at December 31, 2019	8,851,759	$88,518	$87,973,949	$(2,369,592)	$(3,396,403)	$82,296,472

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,296,194)	$(100,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,738,190	—
Equity in earnings	(272,805)	—
Amortization of real estate note investment issuance cost	19,904	—
Amortization of debt issuance costs	62,248	—
Noncash interest expense on preferred stock	4,047	—
Changes in operating assets and liabilities:
Other assets	(5,153)	(61,279)
Related party payables	158,944	128,617
Accounts payable, accrued expenses and other liabilities	131,677	29,146
Net cash used in operating activities	(459,142)	(3,725)
Cash flows from investing activities:
Acquisition of real estate	(31,171,298)	—
Capital improvements to real estate	(190,488)	—
Investment in unconsolidated real estate entity	(4,689,063)	—
Issuance of real estate note investment including issuance costs	(2,079,213)	—
Net cash used in investing activities	(38,130,062)	—
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	805,431	—
Proceeds from issuance of common stock	83,722,064	3,209,900
Distributions to common stockholders	(1,602,472)	—
Net cash provided by financing activities	82,925,023	3,209,900
Net increase in cash and cash equivalents and restricted cash	44,335,819	3,206,175
Cash and cash equivalents and restricted cash, beginning of period	3,406,175	200,000
Cash and cash equivalents and restricted cash, end of period	$47,741,994	$3,406,175

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$47,549,804	$3,406,175
Restricted cash	192,190	—
Total cash and cash equivalents and restricted cash	$47,741,994	$3,406,175

Supplemental disclosure of cash flow information:
Cash paid for interest	$726,949	$—

Supplemental disclosure of non-cash investing and financing activities:
Credit facility entered into in conjunction with acquisition of real estate	$35,995,000	$—
Assumption of liabilities in connection with acquisition of real estate	452,639	—
Proceeds receivable for issuance of common stock	528,900	256,000
Issuance of common stock through dividend reinvestment program	401,603	—
Common stock distributions declared but not yet paid	365,517	—

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Notes to Consolidated Financial Statements
1. Organization and Business
Cottonwood Communities, Inc. (the "Company," we," "our," or "us") is a Maryland corporation formed on July 27, 2016 that intends to qualify as a real estate investment trust ("REIT") beginning with the taxable year ending December 31, 2019. The Company is the sole general partner of Cottonwood Communities O.P., LP, a Delaware limited partnership (the “Operating Partnership”). Cottonwood Communities Investor, LLC, a wholly owned subsidiary of Cottonwood Residential O.P., LP (“CROP”), is the sole limited partner of the Operating Partnership. Unless the context indicates otherwise, the “Company,” “we,” “our” or “us” refers to Cottonwood Communities, Inc. and its consolidated subsidiaries, including the Operating Partnership. We were formed to invest in multifamily apartment communities and real estate related assets located throughout the United States. Substantially all of our business is conducted through the Operating Partnership.

We are offering $750,000,000 in shares in the Offering, consisting of $675,000,000 of shares of common stock offered in our primary offering and $75,000,000 in shares of common stock pursuant to the DRP Offering at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers) in both the primary and DRP Offering. Common stock has two classes, Class A and Class T. The share classes have a different selling commission structure; however, these offering-related expenses are being paid by our advisor without reimbursement by us. We are offering to sell any combination of Class A and Class T common stock in the Offering, with a dollar value up to the maximum offering amount.

On November 8, 2019, we launched the Private Offering, a private placement offering exempt from registration under the Securities Act for which we are offering a maximum of $50,000,000 in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share. Offering-related expenses in the Private Offering are paid by us from gross offering proceeds.

We are externally managed and have no employees. From August 13, 2018 to March 1, 2019, Cottonwood Communities Management, LLC, an affiliate of CROP, acted as our advisor and our property manager. Effective March 1, 2019, CC Advisors III, LLC (our “advisor”), also an affiliate of CROP, became our advisor. Cottonwood Communities Management, LLC (our "property manager") continues to act as property manager for our multifamily apartment communities.

As of December 31, 2019, we have raised $1,198,000 and $88,062,000 of Series 2019 Preferred Stock and common stock, respectively. We own a multifamily apartment community in West Palm Beach, Florida, have issued a B Note secured by a deed of trust on a multifamily development project in Allen, Texas, have made a preferred equity investment in a multifamily development project in Ybor City, Florida, and have entered into an agreement to provide a preferred equity investment in an entity that has purchased and intends to develop a parcel of land in Denver, Colorado (see Note 12).

Subsequent to December 31, 2019, and as described in Note 14, we have entered into a purchase and sale agreement to acquire a multifamily apartment community in the Greater Boston area.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

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
Impairment of long-lived assets

Long-lived assets include real estate assets, acquired intangible assets, and real estate note investments. Intangible assets are amortized on a straight-line basis over their estimated useful lives. On an annual basis, we assess potential impairment indicators of long-lived assets. We also review for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Indicators that may cause an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant market or economic trends. When we determine the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine recoverability by comparing the carrying amount of the asset to the net future undiscounted cash flows the asset is expected to generate. We recognize, if appropriate, an impairment charge equal to the amount by which the carrying amount exceeds the fair value of the asset.

Investment in Unconsolidated Real Estate Entity

Real estate investments where we have significant noncontrolling influence are accounted for under the equity method. Our equity method investment in an unconsolidated real estate entity is recorded at cost, adjusted for our share of equity in earnings for each period, and reduced by distributions.

We assess potential impairment of investments in unconsolidated real estate entities whenever events or changes in circumstances indicate that the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is not considered temporary, the impairment is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment losses were recognized for the year ended December 31, 2019 related to the Company's investment in an unconsolidated real estate entity.

Evaluation of Acquisition, Construction and Development Investments

We evaluate our note investments at the time of origination to determine whether these arrangements represent, in economic substance, an investment in real estate or a loan using the guidance for acquisition, development, and construction (“ADC”) arrangements. This includes evaluating the risks and rewards of each arrangement and the characteristics of an owner of real estate versus those of a lender.

Real Estate Note Investment

We carry our real estate note investment at amortized cost with an assessment made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment, the fair value result of the real estate note investment or its collateral is lower than the carrying amount of the note, an allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. The amortized cost of our real estate note investment on the consolidated balance sheets consists of drawn amounts on the notes, net of unamortized costs and fees directly associated with the origination of the note. Costs we incur associated with originating real estate note investments are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the term of the corresponding real estate note investment as an adjustment to interest income and are reflected on our consolidated statements of operations as real estate note investment interest. Interest income on our real estate note investment is recognized on an accrual basis over the life of the note and is being collected monthly.

Cash and Cash Equivalents

We consider all cash on deposit, money market funds and short-term investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of amounts the Company has on deposit with major commercial financial institutions.

Restricted Cash

Restricted cash includes residents' security deposits, utility deposits, and escrow deposits held by the lender for property related items.

Preferred Stock

Series 2019 Preferred Stock is described in Note 8. The instrument is classified as a liability on the consolidated balance sheet due to the mandatory redemption feature of the instrument on a fixed date for a fixed amount. Preferred stock distributions are recorded as interest expense.

Debt Financing Costs

Debt financing costs are presented as a direct deduction from the carrying amount of the associated liability, which includes our credit facility and preferred stock. Debt financing costs are amortized over the life of the related liability through interest expense.

Rental and Other Property Revenues

Revenue related to leases is recognized on an accrual basis when due from residents. Rental payments are generally due on a monthly basis and recognized on a straight-line basis over the noncancellable lease term because collection of the lease payments was probable at lease commencement.

Our leases with residents may also provide that the resident reimburse us for certain costs, primarily the resident’s share of utilities expenses, incurred by the apartment community. These services represent non-lease components in a contract as we transfer a service to the lessee other than the right to use the underlying asset. We have elected the practical expedient under the GAAP leasing standard to not separate lease and non-lease components from our lease contracts as the timing and pattern of revenue recognition for the non-lease component and related lease component are the same and the combined single lease component would be classified as an operating lease.

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

Organization and Offering Costs

Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate the Company. Offering costs include all expenses incurred in connection with any offering of our shares, including legal, accounting, printing, mailing and filing fees, escrow charges and transfer agent fees, dealer manager fees and selling commissions. All organization and offering costs in connection with the Offering are paid by our advisor. We will not incur any liability for or reimburse our advisor for any of these organizational and offering costs related to the Offering. As of December 31, 2019, organization and offering costs incurred by our advisor in connection with the Offering were approximately $10,104,000. Organization and offering costs for the Private Offering are borne by us. As of December 31, 2019, organization and offering costs incurred by us in connection with the Private Offering were approximately $393,000.

3. Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets:

December 31, 2019
Building and building improvements	$52,466,583
Land and land improvements	10,658,155
Furniture, fixtures and equipment	2,015,778
Intangible assets	1,503,325
66,643,841
Less: Accumulated depreciation and amortization	(2,738,190)
Real estate assets, net	$63,905,651
We had no real estate assets as of December 31, 2018.

Asset acquisitions

On May 30, 2019, we acquired Cottonwood West Palm (formerly "Luma at West Palm Beach"), a multifamily community in West Palm Beach, Florida for $66,923,500. Acquired assets and liabilities were recorded at relative fair value as an asset acquisition (Note 2).

The following table summarizes the purchase price allocation of the real estate assets acquired during the year ended December 31, 2019:

	Allocated Amounts
Property	Building	Land	Land Improvements	Personal Property	Intangible	Total
Cottonwood West Palm	$52,276,096	$9,379,895	$1,278,260	$2,015,778	$1,503,325	$66,453,354

The weighted-average amortization period for the intangible lease assets acquired in connection with the Cottonwood

West Palm acquisition was 0.5 years. As such, the intangible lease assets acquired from the Cottonwood West Palm acquisition have been fully amortized by December 31, 2019.

Approximately $190,000 of building improvements were capitalized subsequent to the acquisition of Cottonwood West Palm.

4. Investment in Unconsolidated Real Estate

Lector85 Investment

At December 31, 2019, we had issued approximately $4,689,000 of our $9,900,000 preferred equity investment (the "Lector 85 Investment") in a joint venture with Milhaus, LLC ("Milhaus"). Milhaus is using the Lector85 Investment, a $34,000,000 construction loan and equity of $9,300,000 to develop Lector85, a 254-unit multifamily project in Ybor City, Florida that includes retail space. The Lector85 Investment is being drawn in stages as needed throughout the construction of the project.

The primary terms of the Lector85 Investment are:

Preferred Return (1)	Latest Redemption Date (2)
13%	August 15, 2024

(1) Rate will be reduced to an annualized rate of 10% upon either project stabilization, or one year following receipt of the project’s final certificate of occupancy, (whichever occurs later) and subject to satisfaction of loan-to-value and debt service coverage ratio covenants.

(2) Subject to one twelve-month extension option, the Lector85 Investment cannot be redeemed earlier than two years after the receipt of all temporary certificate of occupancies. After that, it must be redeemed no later than the earlier of (i) the payment in full of the construction loan or (ii) the construction loan maturity date, which is August 15, 2022, subject to a two year extension option.

The investment also has a special preferred return of $200,000 to be paid upon redemption.

The Lector85 Investment is accounted for under the equity method of accounting. Equity in earnings for our Lector85 Investment is determined under the hypothetical liquidation book value ("HLBV") method, where income is recorded based on changes in what would be received should the entity liquidate all of its assets (as valued in accordance with GAAP) and distribute the resulting proceeds to its creditors and investors based on the contractually defined liquidation priorities. The HLBV method is a balance sheet focused approach commonly applied to equity investments where cash distribution percentages vary at different points in time and are not directly linked to an equity holder’s ownership percentage.

Our equity investment agreement for the Lector85 Investment has liquidation rights and priorities that are sufficiently different from the ownership percentages such that the HLBV method was deemed appropriate. The difference between the calculated liquidated distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is used to derive our share of income or loss from the equity investment for the period. Equity in earnings from the Lector85 Investment was $272,805 for the year ended December 31, 2019.

5. Real Estate Note Investment
Dolce B-Note
At December 31, 2019, we had issued approximately $1,794,000 of a $10,000,000 B note to a developer (the "Dolce B Note"). The developer is using the proceeds from the Dolce B Note, additional financing in the amount of $45,500,000 (the “Dolce A Note”) and $17,900,000 in common equity to develop Dolce Twin Creeks, Phase II, a 366-unit multifamily project in Allen Texas that includes medical office space. The Dolce B Note is being drawn in stages as needed throughout the construction of the project. The primary terms of the Dolce B Note are:

Annual Interest	Interest Floor	Maturity
9.5% + 1-mo libor	12%	December 31, 2021

The developer is required to make monthly interest only payments with principal due at maturity, with two six month extension options. Prepayment is permitted in whole but not in part subject to certain prepayment fees, with certain exceptions.

Net interest income from the Dolce B Notes was $44,777 for the year ended December 31, 2019. No allowance was recorded on the Dolce B Note for the year ended December 31, 2019.

6. Credit Facility
On May 30, 2019, we entered into a Master Credit Facility Agreement with Berkadia Commercial Mortgage, LLC (the “Credit Facility”) and obtained an advance secured against Cottonwood West Palm in the amount of $35,995,000. The advance carries an interest-only term of 10 years and bears a fixed interest rate of 3.93%. We have the right to prepay all or a portion of the Facility at any time subject to certain fees and conditions contained in the loan documents. The Credit Facility is presented net of the origination fees that were incurred to obtain the financing.

We may finance other future acquisitions through the Credit Facility. The aggregate loan-to-value ratio for all advances made cannot exceed 65% at the time any advance is made. There is no limit on the amount that we can borrow so long as we maintain loan-to-value ratio and other requirements as set forth in the agreement. Each advance will be cross-collateralized with the other advances. We are permitted to sell the multifamily apartment communities that are secured by the Credit Facility individually, provided that certain debt coverage ratios and other requirements are met. We are in compliance with all debt covenants as of December 31, 2019.

7. Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of December 31, 2019, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.
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
Level 2 - Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:
•Quoted prices for similar assets/liabilities in active markets;
•Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited  information, non-current prices, high variability over time);
•Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•Inputs that are derived principally from or corroborated by other observable market data.
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value:

	As of December 31, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Real estate note investment	$1,793,771	$1,793,771	$—	$—

Financial Liability:
Credit Facility	$35,995,000	$37,410,000	$—	$—
Series 2019 Preferred Stock	$1,198,000	$1,198,000	$—	$—

Our real estate note investment, Credit Facility and preferred stock are categorized as Level 3 in the fair value hierarchy.

8. Preferred Stock
The Series 2019 Preferred Stock receives a fixed preferred dividend based on a cumulative, but not compounded, annual return of 5.5% (based on $10.00 per share), has a fixed redemption date and is classified as a liability on the consolidated balance sheets. We have the option to extend redemption of preferred stock for two one-year extension periods, subject to an increase in the preferred dividend rate. We can also redeem the preferred stock early for cash at $10.00 per share plus all accrued and unpaid dividends beginning on January 1, 2022 or upon the occurrence of certain special events. Dividends to preferred stockholders are classified as interest expense on the consolidated statement of operations. Information on the outstanding series of preferred stock are as follows:

	Dividend Rate	Extension Dividend Rate	Redemption Date	Shares Outstanding at December 31, 2019	Dividends for the Year Ended December 31, 2019
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2023	119,800	$1,569
The Series 2019 Preferred Stock ranks senior to common stock with respect to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of the company.

9. Stockholders' Equity
Our charter authorizes the issuance of up to 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock at $0.01 par value per share and 100,000,000 are designated as preferred stock at $0.01 par value per share.

Common Stock

Effective August 13, 2019, we established two classes of common stock by designating 500,000,000 shares of common stock as Class A and 500,000,000 shares of common stock as Class T. In addition, on August 13, 2019, the currently issued and outstanding shares of common stock were renamed as Class A common stock. Both classes have identical rights and privileges. Holders of our Class A and Class T common stock are entitled to receive such distributions as may be declared from time to time by our board of directors out of legally available funds, subject to any preferential rights of outstanding preferred stock. With respect to each authorized and declared distribution, each outstanding share of common stock shall be entitled to receive the same amount. Stockholders are also entitled to one vote per share on all matters submitted to a vote, including the election of directors. As of December 31, 2019, we had outstanding Class A shares of 8,851,759, which includes 20,000 shares owned by CROP and 40,160 issued through our distribution reinvestment program. No Class T shares were issued and outstanding as of December 31, 2019.

Preferred Stock

The board of directors is authorized, without approval of common stockholders, to provide for the issuance of preferred stock, in one or more classes or series, with such rights, preferences and privileges as the board of directors approves. Effective November 8, 2019, we classified and designated 5,000,000 shares of our authorized but unissued preferred stock as shares of Series 2019 Preferred Stock. The Series 2019 Preferred Stock ranks senior to common stock with respect to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of the company. Holders of our Series 2019 Preferred Stock have no voting rights. See Note 8 for additional information regarding these shares.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. We have paid distributions from offering proceeds and from cash flows from operations, and we may continue to fund distributions with offering proceeds. For the year ended December 31, 2019, we paid aggregate distributions of $2,004,075, including $1,602,472 distributions paid in cash and $401,603 of distributions reinvested through our distribution reinvestment plan. Accrued distributions declared but not yet paid as December 31, 2019 were $365,517. Distributions were $0.50 per common share for the year ended December 31, 2019.

For the year ended December 31, 2019, 100% (unaudited) of distributions to stockholders were reported as a return of capital or, to the extent they exceed a stockholder’s adjusted tax basis, as gains from the sale or exchange of property.

10. Related-Party Transactions
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

Asset Management Fee

Our advisor receives an annual asset management fee, paid monthly, in an amount equal to 1.25% of gross assets, as defined in the advisory agreement, as of the last day of the prior month. We incurred asset management fees of $811,395 for the year ended December 31, 2019. No asset management fees were incurred for the year ended December 30, 2018. Our advisor has agreed to waive its asset management fee each month in an amount equivalent to the 6.0% discount provided to those who purchase Class A shares through certain distribution channels as specified in the prospectus for the Offering. This is to ensure that we receive proceeds equivalent to those received for sales of shares outside of these channels. As a result, the asset management fee waived by our advisor for the year ended December 31, 2019 was $409,803.

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

If our advisor agreement is terminated before August 13, 2028 for any reason other than our advisor’s fraud, willful misconduct or gross negligence, our advisor will receive a 3% contingent acquisition fee less the amount of any prior payments of contingent acquisition fees to our advisor. No contingent acquisition fees were incurred for the years ended December 31, 2019 and 2018.

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

The contingent financing fee is payable upon satisfying the return threshold with respect to any financing obtained or assumed by us prior to satisfaction of the return threshold and at the closing of new financing following satisfaction of the return threshold. If our advisor agreement is terminated before August 13, 2028 for any reason other than the advisor’s fraud, willful misconduct or gross negligence, the payment of the contingent financing fee will be immediately due and payable. No contingent financing fees were incurred for the years ended December 31, 2019 and 2018.

Acquisition Expense Reimbursement

Subject to the limitations contained in our charter, our advisor receives reimbursement from us for all out-of-pocket expenses incurred in connection with the selection and acquisition or origination of investments, whether or not we ultimately acquire the property or other real estate-related investment. Acquisition expenses reimbursed to our advisor during the years ended December 31, 2019 and 2018 were not significant, as we have generally incurred and paid such expenses directly.

Reimbursable Operating Expenses

We reimburse our advisor or its affiliates for all actual expenses paid or incurred by our advisor or its affiliates in connection with the services provided to us, including our allocable share of our advisor’s or its affiliates’ overhead, such as rent, personnel costs, utilities, cybersecurity and IT costs; provided, however, that we will not reimburse our advisor or its affiliates for salaries, wages and related benefits of personnel who perform investment advisory services for us or serve as our executive officers. In addition, subject to the approval of our board of directors we may reimburse our advisor or its affiliates for costs and fees associated with providing services to us that we would otherwise engage a third party to provide. Reimbursable company operating expenses were $541,652 for the year ended December 31, 2019. There were no reimbursable company operating expenses for the year ended December 31, 2018.

Commencing with the quarter ending June 30, 2020, our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors.

Property Management Fee

Our property manager operates under the terms of separate property management agreements for each community. Our property manager receives from us a property management fee in an amount up to 3.5% of the annual gross revenues of the multifamily apartment communities that it manages. We incurred property management fees of $97,877 for the year ended December 31, 2019. No property management fees were incurred in 2018. Property management fees are presented within property operations expense on the consolidated statements of operations.

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

11. Economic Dependency
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

12. Commitments and Contingencies
As of December 31, 2019, we had remaining commitments on our Lector85 Investment and Dolce B-Note of up to approximately $5,211,000 and $8,206,000, respectively. See Note 4 and Note 5 for additional information regarding these investments.

2980 Huron Investment

On October 25, 2019, we entered into a joint venture (the "Huron Joint Venture") to provide a preferred equity investment in an entity that has purchased and intends to develop 0.84 acres in the Union Station North neighborhood in downtown Denver, Colorado (the "2980 Huron Project"). The 2980 Huron Project is a proposed 13-story, 299-unit high-rise multifamily apartment community that will feature several amenities, including a pool deck, fitness center, aqua lounge and a co-working space and lounge. We expect construction on the 2980 Huron Project to commence in summer 2020 and to be completed in late 2022.

Our joint venture partner is CA Residential, a real estate investment and development firm. CA Residential is the managing member of the Huron Joint Venture; however, we have approval rights with respect to major decisions involving the 2980 Huron Project. We expect CA Residential or its affiliates to provide services to the 2980 Huron Project for which they will earn fees separate and in addition to any payments associated with their equity interest.

Pursuant to the joint venture agreement, CA Residential will use our $20,000,000 preferred equity investment, $17,500,000 in common equity and a $65,400,000 secured construction loan to fund the project. Our contributions will only be made following the contribution of the full $17,500,000 of common equity, and then will be made as project costs are incurred. As of December 31, 2019, CA Residential had not drawn on the 2980 Huron Investment.

Pursuant to the terms of the joint venture agreement, our preferred equity investment has an annual preferred return of 12%, compounded monthly, and matures on the earlier of: (i) the sale of the 2980 Huron Project (ii) the maturity of the construction loan; and (iii) such earlier date as may be provided in the transaction documents, all subject to a one-year extension provided certain conditions are satisfied. In addition, we will receive an underwriting fee in the amount of 1% of our preferred equity investment at origination and will receive an exit fee in the amount of 0.5% of the investment amount on repayment.

Litigation

As of December 31, 2019, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

Distribution Reinvestment Plan

We have adopted a distribution reinvestment plan whereby common stockholders may elect to have us apply their dividends and other distributions to the purchase of additional shares of common stock. Participants in the plan will acquire common stock at the per share price effective on the date of purchase (initially $10.00).

Share Repurchases
Series 2019 Preferred Stock
Upon the request of a holder of Series 2019 Preferred Stock, we may, at the sole discretion of the board of directors, repurchase their shares at the following prices, which are dependent on how long a redeeming stockholder has held each share:

Share Purchase Anniversary	Repurchase Price
Less than 1 year	$8.80
1 year	$9.00
2 years	$9.20
3 years	$9.40
4 years	$9.60
5 years	$9.80
A stockholder’s death or complete disability, 2 years or more	$10.00

No Series 2019 Preferred Stock shares were redeemed during the year ended December 31, 2019.

Common Stock
Our board of directors has adopted a share repurchase program that permits holders of common stock to request, on a quarterly basis, that we repurchase all or any portion of their shares. We may choose to repurchase all, some or none of the shares that have been requested to be repurchased at our discretion, subject to limitations in the share repurchase plan. The total amount of aggregate repurchased shares will be limited to 5% of the weighted average number of shares of common stock outstanding during the prior calendar year. In addition, during any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year.

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

We plan to establish an estimated net asset value (“NAV”) per share of our common stock based on valuations of our assets and liabilities no later than May 17, 2021 and annually thereafter. Upon our establishment of an estimated NAV per share, the estimated NAV per share will be the estimated value per share pursuant to the share repurchase program.

No shares were redeemed during the years ended December 31, 2019 and 2018.

Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program for any reason upon 15 days’ notice to our stockholders.

13. Quarterly Financial Information (Unaudited)

The following table presents our quarterly results:

	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues
Rental and other property revenues	$—	$367,542	$1,180,972	$1,248,961
Real estate note investment interest	—	—	16,699	28,078
Total revenues	—	367,542	1,197,671	1,277,039
Expenses
Property operations expense	—	222,641	661,181	545,103
Reimbursable operating expenses to related parties	125,000	125,485	148,906	142,261
Asset management fee to related party	19,783	137,942	296,126	357,544
Depreciation and amortization	—	445,951	1,270,577	1,021,662
General and administrative expenses	118,160	134,198	210,700	413,750
Total operating expenses	262,943	1,066,217	2,587,490	2,480,320
Other income (expense)
Equity in earnings of unconsolidated real estate entity	—	—	—	272,805
Interest income	31,432	130,599	137,543	192,968
Interest expense	—	(134,636)	(388,186)	(393,804)
Total other income (expense)	31,432	(4,037)	(250,643)	71,969
Total expenses before asset management fee waiver	(231,511)	(1,070,254)	(2,838,133)	(2,408,351)
Asset management fee waived by Advisor	—	—	310,484	99,319
Net expenses after asset management fee waiver	(231,511)	(1,070,254)	(2,527,649)	(2,309,032)
Net loss	$(231,511)	$(702,712)	$(1,329,978)	$(1,031,993)
Net loss per common share - basic and diluted	$(0.26)	$(0.18)	$(0.22)	$(0.12)

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Total revenues	$—	$—	$—	$—
General and administrative expenses	963	1,109	—	98,137
Net loss	$(963)	$(1,109)	$—	$(98,137)
Net loss per common share - basic and diluted	$(0.05)	$(0.06)	$—	$(1.45)

14. Subsequent Events
We have evaluated subsequent events up until the date the consolidated financial statements are issued for recognition or disclosure and have determined there are none to be reported or disclosed in the consolidated financial statements other than those mentioned below.

One Upland Acquisition

On March 19, 2020, we acquired One Upland, a multifamily apartment community in the Greater Boston area, from an unaffiliated party.

One Upland was constructed in 2016 and encompasses 303,840 rentable square feet. Amenities include a swimming pool, clubhouse, outdoor amphitheater, and a dog park.

The purchase price was $103,600,000, excluding closing costs. We funded the purchase with an initial draw of $50,000,000 from our new $67,600,000 credit facility and proceeds from our offerings.

Status of the Offering

As of March 20, 2020, we had sold 10,025,160 shares of our Class A common stock and 2,500 shares of our Class T common stock in the Offering for aggregate gross offering proceeds of $99,763,225. Included in these amounts were 63,893 shares of common stock sold pursuant to the DRP Offering for aggregate gross offering proceeds of $638,926.

Status of the Private Offering

As of March 20, 2020, we had sold approximately 830,099 shares of Series 2019 Preferred Stock for aggregate gross offering proceeds of approximately $8,263,329. In connection with the sale of these shares in the Private Offering, the Company paid aggregate selling commissions of $537,633 and placement fees of $162,403.

Distributions Paid - Common Stock

Distributions paid to holders of our common stock subsequent to December 31, 2019 were as follows:

Period	Date Paid	Daily Distribution Rate	Annualized Rate (1)	Amount
December 1, 2019 - December 31, 2019	January 10, 2020	$0.00136986	5.0%	$365,517
January 1, 2020 - January 31, 2020	February 10, 2020	$0.00136612	5.0%	$382,935
February 1 - February 29, 2020	March 9, 2020	$0.00136612	5.0%	$375,939
(1) Annualized rate is based on the $10.00 purchase price and assumes distributions are paid every day for a year at the daily distribution rate.

Distributions Declared - Common Stock

Our board of directors have declared cash distributions to holders of our common stock as follows:

Period	Daily Distribution Rate	Annualized Rate (1)	Expected Payment
March 1 - March 31, 2020	$0.00136612	5.0%	April 2020
April 1 - April 30, 2020	$0.00136612	5.0%	May 2020
May 1 - May 31, 2020	$0.00136612	5.0%	June 2020
(1) Annualized rate is based on the $10.00 purchase price and assumes distributions are paid every day for a year at the daily distribution rate.
Holders of our common stock may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.

Dividends Paid - Preferred Stock

Dividends paid to holders of our preferred stock subsequent to December 31, 2019 were as follows:

Period	Date Paid	Daily Dividend Rate	Annualized Rate (1)	Amount
December 1, 2019 - December 31, 2019	January 10, 2020	$0.00150685	5.5%	$1,569
January 1, 2020 - January 31, 2020	February 10, 2020	$0.00150273	5.5%	$7,361
February 1 - February 29, 2020	March 9, 2020	$0.00150273	5.5%	$17,466
(1) Annualized rate is based on the $10.00 purchase price and assumes dividends are paid every day for a year at the daily dividend rate.

Dividends Declared - Preferred Stock

Pursuant to the terms of the preferred stock, our board of directors have declared cash dividends to holders of our preferred stock as follows:

Period	Daily Dividend Rate	Annualized Rate (1)	Expected Payment
March 1 - March 31, 2020	$0.00150273	5.5%	April 2020
April 1 - April 30, 2020	$0.00150273	5.5%	May 2020
May 1 - May 31, 2020	$0.00150273	5.5%	June 2020
(1) Annualized rate is based on the $10.00 purchase price and assumes dividends are paid every day for a year at the daily dividend rate.

Amendment to Lector85 Joint Venture Agreement

On March 20, 2020, we entered an amendment to our joint venture agreement with Milhaus related to our Lector85 Investment to remove the minimum cumulative return upon redemption, sale or similar transaction of 35%.

Amended and Restated Limited Partnership Agreement

On March 25, 2020, we entered the Amended and Restated Limited Partnership Agreement of Cottonwood Communities O.P., LP to be effective as of February 1, 2020 (the “Amended OP Agreement”). The Amended OP Agreement establishes the terms of a new series of partnership units designated as LTIP Units, which we intend to issue annually as equity awards to certain of our executive officers and registered persons associated with the dealer manager for the Offering. In addition, the Amended OP Agreement reflects certain other amendments to the original agreement to permit the admission of limited partners to the Operating Partnership in addition to the current sole limited partner, Cottonwood Communities Investor, LLC.

Grant of LTIP Unit Awards

On March 25, 2020, we entered LTIP Unit Award Agreements with Enzio Cassinis, our Chief Executive Officer and President, and Adam Larson, our Chief Financial Officer, as well as certain other executive officers and registered persons associated with the dealer manager for the Offering, with respect to the grant of LTIP Unit awards as recommended by our compensation committee and approved by our board of directors. Including grants to our named executive officers, we awarded an aggregate of $124,380 time-based LTIP Units that will vest approximately one-quarter of the awarded amount on January 1, 2021, 2022, 2023 and 2024. In addition, we awarded performance-based LTIP Units in an aggregate target amount of $373,120. The actual amount of each award will be determined at the conclusion of the performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with the advisor or its affiliates.

The awards are granted effective March 25, 2020, and the number of units will be valued by reference to the estimated value per share of our common stock, currently $10.00. LTIP Unit awards, whether vested or unvested, will entitle the participant to receive current distributions from the Operating Partnership equivalent to the dividends that would be payable with respect to the number of shares of our common stock underlying the LTIP Unit award.

COVID - 19

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally including in the United States and has resulted in restrictions on travel and quarantines imposed. These restrictions have had a negative impact on the economy and business activity globally and may adversely impact the ability of our tenants, many of whom may be restricted in their ability to work, to pay their rent as and when due. In addition, our property managers may be limited in their ability to properly maintain our properties. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. Our business and financial results could be materially and adversely impacted.