Form 10-Q
period 2020-03-31
Cottonwood Communities, Inc.
filed 2020-05-14
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ TO _________
Commission file number: 000-56165
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 11, 2020, there were 10,491,466 and 17,503 shares of the registrant’s Class A and Class T common stock outstanding, respectively.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
Assets	(Unaudited)
Real estate assets, net	$167,022,743	$63,905,651
Investment in unconsolidated real estate entity	10,412,901	4,961,868
Real estate note investment, net	3,788,418	2,059,309
Cash and cash equivalents	6,305,913	47,549,804
Restricted cash	188,408	192,190
Other assets	480,974	707,524
Total assets	188,199,357	119,376,346
Liabilities and equity
Liabilities
Credit facilities, net	84,643,956	34,990,146
Preferred stock, net	7,867,788	809,478
Related party payables	555,416	287,561
Accounts payable, accrued expenses and other liabilities	1,832,150	992,689
Total liabilities	94,899,310	37,079,874
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,156,471 shares issued and outstanding at March 31, 2020; 8,851,759 shares issued and outstanding at December 31, 2019	101,565	88,518
Additional paid-in capital	100,937,646	87,973,949
Accumulated distributions	(3,552,711)	(2,369,592)
Accumulated deficit	(4,186,453)	(3,396,403)
Total stockholders' equity	93,300,047	82,296,472
Total liabilities and stockholders' equity	$188,199,357	$119,376,346

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Rental and other property revenues	$1,539,577	$—
Real estate note investment interest	71,715	—
Total revenues	1,611,292	—
Expenses
Property operations expense	655,284	—
Reimbursable operating expenses to related parties	236,509	125,000
Asset management fee to related party	449,653	19,783
Depreciation and amortization	843,984	—
General and administrative expenses	230,361	118,160
Total operating expenses	2,415,791	262,943
Other (expense) income
Equity in earnings of unconsolidated real estate entity	240,096	—
Interest income	184,884	31,432
Interest expense	(537,971)	—
Total other (expense) income	(112,991)	31,432
Total expenses before asset management fee waiver	(2,528,782)	(231,511)
Asset management fee waived by Advisor	127,440	—
Net expenses after asset management fee waiver	(2,401,342)	(231,511)
Net loss	$(790,050)	$(231,511)

Weighted-average shares outstanding	9,483,288	876,743
Net loss per common share - basic and diluted	$(0.08)	$(0.26)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Equity
Balance at January 1, 2020	8,851,759	$88,518	$87,973,949	$(2,369,592)	$(3,396,403)	$82,296,472
Issuance of common stock	1,304,712	13,047	12,963,697	—	—	12,976,744
Distributions to investors	—	—	—	(1,183,119)	—	(1,183,119)
Net loss	—	—	—	—	(790,050)	(790,050)
Balance at March 31, 2020	10,156,471	$101,565	$100,937,646	$(3,552,711)	$(4,186,453)	$93,300,047

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Equity
Balance at January 1, 2019	366,654	$3,667	$3,662,233	$—	$(100,209)	$3,565,691
Issuance of common stock	1,523,319	15,233	15,186,682	—	—	15,201,915
Distributions to investors	—	—	—	(58,045)	—	(58,045)
Net loss	—	—	—	—	(231,511)	(231,511)
Balance at March 31, 2019	1,889,973	$18,900	$18,848,915	$(58,045)	$(331,720)	$18,478,050

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(790,050)	$(231,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	843,984	—
Equity in earnings	(240,096)	—
Amortization of real estate note investment issuance cost	12,110	—
Amortization of debt issuance costs	37,331	—
Noncash interest expense on preferred stock	42,047	—
Changes in operating assets and liabilities:
Other assets	37,550	22,980
Related party payables	267,855	160,460
Accounts payable, accrued expenses and other liabilities	361,147	28,622
Net cash provided by (used in) operating activities	571,878	(19,449)
Cash flows from investing activities:
Acquisitions of real estate	(53,904,597)	(1,000,000)
Capital improvements to real estate	(18,674)	—
Investment in unconsolidated real estate entity	(5,210,937)	—
Issuance of real estate note investment including issuance costs	(1,741,219)	—
Net cash used in investing activities	(60,875,427)	(1,000,000)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, net of issuance costs	7,016,263	—
Proceeds from issuance of common stock	12,928,418	15,123,227
Distributions to common stockholders	(888,805)	(40,024)
Net cash provided by financing activities	19,055,876	15,083,203
Net (decrease) increase in cash and cash equivalents and restricted cash	(41,247,673)	14,063,754
Cash and cash equivalents and restricted cash, beginning of period	47,741,994	3,406,175
Cash and cash equivalents and restricted cash, end of period	$6,494,321	$17,469,929

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$6,305,913	$17,469,929
Restricted cash	188,408	—
Total cash and cash equivalents and restricted cash	$6,494,321	$17,469,929

Supplemental disclosure of non-cash investing and financing activities:
Credit facility entered into in conjunction with acquisition of real estate	$49,616,479	$—

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Organization and Business
Cottonwood Communities, Inc. is a Maryland corporation formed to invest in multifamily apartment communities and real estate related assets located throughout the United States. The Company intends to qualify as a real estate investment trust or REIT beginning with the taxable year ending December 31, 2019. The Company holds real estate interests and conducts its business through its operating partnership, Cottonwood Communities O.P., LP (the “Operating Partnership”). Unless the context indicates otherwise, the “Company,” “we,” “our” or “us” refers to Cottonwood Communities, Inc. and its consolidated subsidiaries, including the Operating Partnership.

We are externally managed and have no employees. CC Advisors III, LLC is our advisor. Cottonwood Communities Management, LLC is the property manager for our stabilized multifamily apartment communities.

We are offering $750,000,000 in shares of common stock (the “Offering”), made up of $675,000,000 in shares through our primary offering and $75,000,000 in shares through our distribution reinvestment plan (the "DRP Program”) at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers in the primary offering) in both offerings. Our common stock has two classes, Class A and Class T. The share classes have a different selling commission structure; however, these offering-related expenses are being paid by our advisor without reimbursement by us. We are offering to sell any combination of Class A and Class T common stock in the Offering, with a dollar value up to the maximum offering amount.

We are also offering a maximum of $50,000,000 in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering"). Offering-related expenses in the Private Offering are paid by us.

At March 31, 2020, we owned multifamily apartment communities in West Palm Beach, Florida and the Greater Boston, Massachusetts area; have issued a B Note secured by a deed of trust on a multifamily development project in Allen, Texas; have made a preferred equity investment in a multifamily development project in Ybor City, Florida; and have entered into an agreement to provide a preferred equity investment for a multifamily development project in Denver, Colorado.

COVID-19 Pandemic

Currently, one of the most significant risks and uncertainties facing the Company and the real estate industry generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The extent to which the COVID-19 pandemic impacts the Company’s operations, the personal financial position of its tenants and the development projects in which it has invested will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See Note 12, “Subsequent Events” for a further discussion on the COVID-19 pandemic.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the period ending December 31, 2019 filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries for which we have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

Organization and Offering Costs
All organization and offering costs in connection with the offering of our common stock are paid by our advisor. We will not incur any liability for or reimburse our advisor for any of these organizational and offering costs. As of March 31, 2020, our advisor incurred approximately $11,707,000 in organizational and offering costs from the issuance of common stock.

3. Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets:

	March 31, 2020	December 31, 2019
Building and building improvements	$134,630,792	$52,466,583
Land and land improvements	28,182,025	10,658,155
Furniture, fixtures and equipment	3,983,344	2,015,778
Intangible assets	3,808,756	1,503,325
	170,604,917	66,643,841
Less: Accumulated depreciation and amortization	(3,582,174)	(2,738,190)
Real estate assets, net	$167,022,743	$63,905,651

Asset acquisition

On March 19, 2020, we acquired Cottonwood One Upland (formerly "One Upland"), a multifamily community in the Greater Boston area for $103,600,000, excluding closing costs. We funded the purchase with an initial draw of $50,000,000 from our new $67,600,000 credit facility and proceeds from our offerings. Acquired assets and liabilities were recorded at relative fair value as an asset acquisition.

The following table summarizes the purchase price allocation of Cottonwood One Upland:

	Allocated Amounts
Property	Building	Land	Land Improvements	Personal Property	Intangible	Total
Cottonwood One Upland	$82,145,536	$14,514,535	$3,009,335	$1,967,566	$2,305,430	$103,942,402

The weighted-average amortization period for the intangible lease assets acquired in connection with the Cottonwood One Upland acquisition was 0.5 years.

4. Investment in Unconsolidated Real Estate

During the three months ended March 31, 2020, we contributed approximately $5,211,000 to our joint venture with Milhaus, LLC for the development of Lector85, a 254-unit multifamily project in Ybor City, Florida. This constituted the remaining amount of our $9,900,000 commitment.

We recorded equity in earnings of $240,096 from the Lector85 Investment for the three months ended March 31, 2020 under the hypothetical liquidation book value method.

5. Real Estate Note Investment
During the three months ended March 31, 2020, we issued approximately $1,688,000 of our $10,000,000 B note with the developer of Dolce Twin Creeks, Phase II, a 366-unit multifamily project in Allen Texas, bringing the total amount issued to approximately $3,482,000.

Net interest income from the Dolce B Note was $71,715 for the three months ended March 31, 2020. No allowance was recorded on the Dolce B Note during this period.

6. Credit Facilities
We have a credit facility agreement with Berkadia Commercial Mortgage, LLC (the "Berkadia Credit Facility"), for which we have an advance of $35,995,000 secured by Cottonwood West Palm. The advance matures on May 30, 2029 and can be prepaid subject to certain fees and conditions. There is no limit on the amount that we can draw on the Berkadia Credit Facility so long as we maintain the loan-to-value ratio and other requirements set forth in the loan documents.

On March 19, 2020, in conjunction with the acquisition of Cottonwood One Upland, we entered a secured revolving credit facility agreement with J.P. Morgan Chase Bank, N.A., an unaffiliated lender (the “JP Morgan Credit Facility”).

Pursuant to the terms of the JP Morgan Credit Facility, we may obtain advances secured against Cottonwood One Upland up to the amount of $67,600,000, subject to certain debt service coverage ratio requirements. Upon the closing of Cottonwood One Upland, our initial advance was $50,000,000. The JP Morgan Credit Facility has an initial maturity date of March 19, 2023 with the option to extend for two one-year periods subject to the satisfaction of certain conditions set forth in the loan agreement. The advances will carry an interest-only term and bear floating interest rates of 1-month LIBOR plus a spread ranging from 1.50% to 1.75%, depending on certain debt yield metrics set forth in the loan agreement and as evidenced by a promissory note. We have the right to prepay all or a portion of the JP Morgan Credit Facility at any time subject to certain conditions contained in the loan documents.

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

We were in compliance with all covenants associated with our outstanding credit facilities as of March 31, 2020.

7. Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of March 31, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value:

	As of March 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Real estate note investment	$3,481,848	$3,481,848	$1,793,771	$1,793,771

Financial Liability:
Berkadia Credit Facility	$35,995,000	$37,230,000	$35,995,000	$37,410,000
JP Morgan Credit Facility	$50,000,000	$50,000,000	$—	$—
Series 2019 Preferred Stock	$9,096,328	$9,096,328	$1,198,000	$1,198,000

Our real estate note investment, Berkadia Credit Facility, JP Morgan Credit Facility and Series 2019 Preferred Stock are categorized as Level 3 in the fair value hierarchy.

8. Preferred Stock

The Series 2019 Preferred Stock has a fixed redemption date and is classified as a liability on the condensed consolidated balance sheet. Dividends to preferred stockholders, paid at an annual rate of 5.5% are classified as interest expense on the condensed consolidated statement of operations.

During the three months ended March 31, 2020 we raised approximately $7,898,000 of Series 2019 Preferred stock and incurred approximately $61,000 in dividends. We had 913,399 and 119,800 shares of Series 2019 Preferred stock outstanding as of March 31, 2020 and December 31, 2019, respectively.

9. Stockholders' Equity
During the three months ended March 31, 2020 and 2019 we raised approximately $12,977,000 and $15,402,000 of common stock and paid approximately $889,000 and $40,000 in distributions to common stockholders, respectively. As of March 31, 2020, we had 10,156,471 of common stock outstanding, of which 10,153,971 was Class A common stock and 2,500 was Class T common stock.

On March 16, 2020, our board of directors declared distributions on the outstanding shares of our common stock based on daily record dates for the period from March 1, 2020 to May 31, 2020 at a rate of $0.00136612 per share per day.

LTIP Unit Awards

On March 25, 2020, we amended the agreement of our Operating Partnership effective February 1, 2020 to establish LTIP Units, a new series of partnership units, and to permit the admission of additional limited partners.

We also entered into LTIP Unit Award Agreements with certain executive officers and a person associated with the dealer manager for our Offering, awarding 12,438 time-based LTIP Units and a target total of 37,312 performance-based LTIP Units. The time-based LTIP Units vest over a four year period at a rate of 25% each on January 1 of the following years: 2021, 2022, 2023 and 2024. The actual amount of each performance-based award is determined at the conclusion of the performance period, which is December 31, 2022 and will depend on the internal rate of return as defined in the award agreement. The earned performance-based LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with the advisor or its affiliates.

The number of units was awarded at the estimated value per share of our common stock of $10.00. Time based LTIP Units, whether vested or unvested, receive the same distribution per unit as common stockholders. Performance based LTIP units receive 10% of that amount per unit on the total target units during the performance period, whereupon the participant receives an additional grant of LTIP Units the equivalent of 90% of distributions that would have been paid on the earned units during the performance period. Share based compensation for these awards during the three months ended March 31, 2020 was not significant.

10. Related-Party Transactions
Asset management fees to our advisor for the three months ended March 31, 2020 and 2019 were $449,653 and $19,783, respectively. Asset management fees waived by our advisor during the three months ended March 31, 2020 were $127,440. No asset management fees were waived during the three months ended March 31, 2019.

Acquisition expenses reimbursed to our advisor for the three months ended March 31, 2020 and 2019 were not significant, as we have generally incurred and paid such expenses directly.

Reimbursable company operating expenses to our advisor or its affiliates for the three months ended March 31, 2020 and 2019 were $236,509 and $125,000, respectively.

Property management fees to our property manager for the three months ended March 31, 2020 were $54,030. No property management fees were incurred for the three months ended March 31, 2019.

11. Commitments and Contingencies
Dolce B Note

As of March 31, 2020, we had a remaining commitment of up to approximately $6,518,000 on the Dolce B-Note.

2980 Huron Investment

On October 25, 2019, we entered into a joint venture to provide $20,000,000 of preferred equity in an entity that has purchased and intends to develop 0.84 acres in the Union Station North neighborhood in downtown Denver, Colorado (the "2980 Huron Project"). We expect construction on the 2980 Huron Project to commence in summer 2020 and to be completed in late 2022. Our contributions will only be made following the contribution of the full $17,500,000 of common equity by our joint venture partner, and then will be made as project costs are incurred. As of March 31, 2020, no draws have been made on our $20,000,000 commitment.

Pursuant to the joint venture agreement our obligation to advance the funds for our preferred equity membership interest is subject to the satisfaction of certain conditions, including but not limited to the closing of the Huron Secured Loan with terms and conditions as approved by us; the execution of certain construction documents with the selection of a general contractor for the Huron Project as reasonably approved by us; approval of a site plan for the Huron Project as approved by us, the lender for the Huron Secured Loan and the City and County of Denver, Colorado; the delivery of certain documentation to us by the Huron Developer and other parties related to the Huron Project. We can provide no assurance that these conditions will be met and that we will ultimately advance funds for the 2980 Huron Investment.

Litigation

As of March 31, 2020, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders may elect to have us apply their dividends and other distributions to the purchase of additional shares of common stock. Participants in the plan will acquire common stock at the per share price effective on the date of purchase (currently $10.00).

Share Repurchase Programs

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

No Series 2019 Preferred Stock shares were redeemed during the three months ended March 31, 2020.

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

No shares were redeemed during the three months ended March 31, 2020 and 2019.

Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program for any reason upon 15 days’ notice to our stockholders.

12. Subsequent Events
We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Status of the Private Offering

As of May 11, 2020, we had sold 1,063,994 shares of Series 2019 Preferred Stock for aggregate gross offering proceeds of $10,602,279. In connection with the sale of these shares in the Private Offering, the Company paid aggregate selling commissions of $701,359 and placement fees of $206,843.

Status of the Offering

As of May 11, 2020, we had sold 10,491,466 shares of our Class A common stock and 17,503 shares of our Class T common stock in the Offering for aggregate gross offering proceeds of $104,547,764. Included in these amounts were 81,907 shares of common stock sold pursuant to the DRP Program for aggregate gross offering proceeds of $819,068.

Dividends Paid - Series 2019 Preferred Stock

Subsequent to March 31, 2020 and through the date of this report, we paid $80,346 of dividends to holders of record of Series 2019 Preferred Stock at an effective annual rate of 5.5% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Dividends Declared - Series 2019 Preferred Stock

On May 12, 2020, our board of directors declared cash distributions at a daily distribution rate of $0.00150273, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for the months of June, July and August 2020.

Distributions Paid - Common Stock

Subsequent to March 31, 2020 and through the date of this report, we paid $844,366 of distributions to our common stockholders at an effective annual rate of 5.0% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Distributions Declared - Common Stock

On May 12, 2020, our board of directors declared cash distributions at a daily distribution rate of $0.00136612, or 5.0% annually on the $10.00 purchase price, to holders of record of our common stock for the month of June 2020. Our board of directors will evaluate the continued payment of future monthly distributions in response to the uncertainty caused by the COVID-19 pandemic on a month-by-month basis.

Holders of our common stock may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.

COVID-19 Pandemic

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants and multifamily apartment communities. While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, since mid-March, a small percentage of tenants have requested rent deferral as a result of the pandemic, and therefore, we are unable to predict the impact that the pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements.

The extent to which the COVID-19 pandemic impacts our operations, the personal financial position of our tenants, and the multifamily apartment communities and development projects in which we have invested will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References herein to "Company," “we,” us,” and “our” refer to Cottonwood Communities, Inc. together with its subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes.

Forward-Looking Statements

This Quarterly Report on Form10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. You should not rely on these forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our actual results, performance and achievements may be materially different from those expressed or implied by these forward-looking statements.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•The COVID-19 pandemic, together with the resulting restrictions on travel and quarantines imposed, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations, the personal financial position of our tenants and the development projects in which we have invested will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
•Some of our officers and certain of our directors are also officers and directors of our sponsor, our advisor or its affiliates. As a result, our officers and affiliated directors are subject to conflicts of interest.
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

Additional risks related to our business are discussed under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-215272) and associated supplements. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Moreover, you should interpret many of the risks identified in this report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.

Overview

Cottonwood Communities, Inc. invests in multifamily apartment communities and multifamily real estate-related assets throughout the United States. We seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market).

Our investment objectives are to:

•preserve, protect and return invested capital;
•pay stable cash distributions to stockholders;
•realize capital appreciation in the value of our investments over the long term; and
•provide a real estate investment alternative with lower expected volatility relative to public real estate companies whose securities trade daily on a stock exchange.

On August 13, 2018, we commenced a best-efforts initial public offering (the "Offering") that consists of $750,000,000 in shares of common stock, made up of $675,000,000 in shares through our primary offering and $75,000,000 in shares through the distribution reinvestment plan (the "DRP Program") at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers in the primary offering) in both offerings. Effective October 15, 2019, we commenced offering two classes of our common stock: Class A and Class T. The share classes have a different selling commission structure; however, these offering-related expenses are being paid by our advisor without reimbursement by us. We are offering to sell any combination of Class A and Class T common stock in the Offering, with a dollar value up to the maximum offering amount.

On November 8, 2019, we launched a best-efforts private placement offering pursuant to which we are offering a maximum of $50,000,000 in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering"). Offering-related expenses in the Private Offering are paid by us.

We intend to qualify as a REIT beginning with the taxable year ending December 31, 2019. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership. We are the general partner of the Operating Partnership.

As of March 31, 2020, we have raised gross proceeds of $9,096,328 from the sale of Series 2019 Preferred Stock in the Private Offering and $101,039,211 from the sale of our common stock in the Offering. We have primarily used the net proceeds to make investments in real estate related assets as further described below under Our Investments.

COVID-19 Pandemic and Multifamily Real Estate Outlook

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic is rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry, directly or indirectly. The rapid development and fluidity of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

In the near term many of our tenants may suffer difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of quarantines and the corresponding economic slowdown, some of our tenants have or will seek rent deferrals or become unable to pay their rent. To date, the impact of COVID-19 on our stabilized multifamily apartment communities has been minimal as April and May collections from our tenants have been fairly consistent with past months. As of May 13, 2020, we had received tenant payments equal to 90.2% of the monthly tenant charges billed for the month of May. As of the same date in April, we had received tenant payments equal to 86.1% of the monthly tenant charges billed for the month of April. The improvement in the month of May compared to April may be attributable to factors outside of those resulting from the impact of COVID-19, such as the change in property manager that resulted from our purchase of One Upland in March. During the entire month of April, we received 94.1% of the monthly tenant charges billed for the month. In addition, we have received requests for rent deferral from a small percent of the multifamily tenants at our stabilized multifamily apartment communities. Not all tenant requests will ultimately result in rent deferrals. April and May collections and rent relief requests to-date may not be indicative of collections or requests in any future period. The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot, however, be determined at present. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. In addition, although the development projects in which we have invested are currently proceeding on schedule, as a result of shutdowns, quarantines or actual viral health issues, construction and completion of the development projects in which we have invested may be delayed or may incur additional costs which would have an adverse impact on our income from real estate note and investment returns.

The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations, the personal financial position of our tenants, and the development projects in which we have invested will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, notwithstanding the challenging economic circumstances created by the COVID-19 pandemic, we believe our focus on multifamily assets and the quality of the assets in our portfolio makes us better positioned relative to other classes of real estate to withstand many of the adverse impacts of the COVID-19 pandemic as housing is a basic need, rather than a discretionary expense. Further, we believe that factors impacting the prime United States renter demographic such as delayed major life decisions, increased levels of student debt and tight credit standards in the single-family home mortgage market continue to support the value proposition for owning multifamily apartment communities and related investments. We note that our stabilized multifamily apartment communities are currently at 90% or higher occupancy. Further, we have no debt maturing until March 2023 and are conservatively leveraged on our stabilized multifamily apartment communities with a total secured debt-to-total assets ratio of 45.7%. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows.

Our Investments

At March 31, 2020, we had the following investments in multifamily apartment communities:

Investment Type	Multifamily Community Name	Status	Location	Units
Wholly-Owned	Cottonwood West Palm	Stabilized community	West Palm Beach, FL	245
Wholly-Owned	Cottonwood One Upland	Stabilized community	Greater Boston, MA	262
B Note	Dolce Twin Creeks, Phase II	Development project	Allen, TX	366
Preferred Equity	Lector85	Development project	Ybor City, FL	254

We have also entered into an agreement to provide a preferred equity investment for the 2980 Huron Project, a multifamily development in Denver, Colorado.

Investment Activity

On March 19, 2020, we acquired Cottonwood One Upland for $103,600,000, excluding closing costs. We funded the purchase with an initial draw of $50,000,000 from our new $67,600,000 credit facility and proceeds from our offerings. Cottonwood One Upland was constructed in 2016 and encompasses 303,840 rentable square feet. Amenities include a swimming pool, clubhouse, outdoor amphitheater, and a dog park.

During the three months ended March 31, 2020, we issued approximately $5,211,000 to our joint venture with Milhaus, LLC for the development of Lector85, a 254-unit multifamily project in Ybor City, Florida. This constituted the remaining amount of our $9,900,000 commitment.

During the three months ended March 31, 2020, we issued approximately $1,688,000 of our $10,000,000 B note commitment with the developer of Dolce Twin Creeks, Phase II, bringing the total amount issued to approximately $3,482,000.

Results of Operations

We commenced real estate operations on May 30, 2019 with the acquisition of Cottonwood West Palm and, as a result, do not have comparative periods for the three months ended March 31, 2020. We expect our results of operations in future periods to be impacted as a result of the outbreak of COVID-19 as discussed above. Our results of operations are as follows:

Three Months Ended March 31, 2020
Revenues
Rental and other property revenues	$1,539,577
Real estate note investment interest	71,715
Total revenues	1,611,292
Expenses
Property operations expense	655,284
Reimbursable operating expenses to related parties	236,509
Asset management fee to related party	449,653
Depreciation and amortization	843,984
General and administrative expenses	230,361
Total operating expenses	2,415,791
Other (expense) income
Equity in earnings of unconsolidated real estate entity	240,096
Interest income	184,884
Interest expense	(537,971)
Total other expense	(112,991)
Total expenses before asset management fee waiver	(2,528,782)
Asset management fee waived by Advisor	127,440
Net expenses after asset management fee waiver	(2,401,342)
Net loss	$(790,050)

Weighted-average shares outstanding	9,483,288
Net loss per common share - basic and diluted	$(0.08)

Funds from Operations

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

Our management also uses Core FFO as a measure of our operating performance. We have excluded the amortization of debt issuance costs from Core FFO as these costs are not reflective of charges actually incurred during the period. Our calculation of Core FFO may differ from the methodology used for calculating Core FFO by other REITs and, accordingly, our Core FFO may not be comparable. We believe these measures are useful to investors because they facilitate an understanding of our operating performance after adjusting for non-cash expenses and other items not indicative of ongoing operating performance.

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

The following table presents the calculation of FFO and Core FFO:

Three Months Ended March 31, 2020
Net loss	$(790,050)
Adjustments:
Depreciation and amortization	843,984
FFO	53,934
Adjustments:
Amortization of real estate note investment issuance costs	12,110
Accretion of discount on preferred stock	42,047
Amortization of debt issuance costs	37,331
Core FFO	$145,422

FFO per share - basic and diluted	$0.01
Core FFO per share - basic and diluted	$0.02
Weighted average shares outstanding	9,483,288

Policies Regarding Operating Expenses

Commencing with the quarter ended March 31, 2020, our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors.

Our conflicts committee determined that the relationship of our total operating expenses and its net assets was justified for the four fiscal quarters ended March 31, 2020 given the costs of operating a public company and the early stage of our operations and approved total operating expenses in excess of the operating expense reimbursement obligation in the first quarter of 2020.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are and will be for the acquisition of multifamily apartment communities and investments in multifamily real estate-related assets; operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common and preferred stock; and payments of distributions to stockholders. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Private Offering, the Offering, from our credit facilities, other secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations, all of which may be adversely effected by the impact of the COVID-19 pandemic as discussed above.

At March 31, 2020, we had the Berkadia Credit Facility, secured by Cottonwood West Palm, and the JP Morgan Credit Facility, secured by Cottonwood One Upland, for which we have advances of $35,995,000 and $50,000,000, respectively. There is no limit on the amount that we can draw on the Berkadia Credit Facility so long as we maintain the loan-to-value ratio and other requirements as set forth in the loan documents. We may obtain advances secured against One Upland up to $67,600,000 on the JP Morgan Credit Facility, as well as finance other future acquisitions up to $125,000,000. We can draw upon or pay down these credit facilities at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$571,878	$(19,449)
Net cash used in investing activities	(60,875,427)	(1,000,000)
Net cash provided by financing activities	19,055,876	15,083,203
Net (decrease) increase in cash and cash equivalents and restricted cash	$(41,247,673)	$14,063,754

Cash flows provided by operating activities were $571,878 during the three months ended March 31, 2020, primarily as a result of tenant receipts and interest income on the Dolce B-Note, the Lector85 Investment, and cash on deposit combined with the deferral of payment on related party payables and accounts payable, accrued expenses, and other liabilities. Cash flows used in operating activities during the three months ended March 31, 2019 were $19,449, primarily as a result of general and administrative costs prior to the commencement of real estate operations.

Cash flows used in investing activities were $60,875,427 during the three months ended March 31, 2020, due to our purchase of Cottonwood One Upland, draws on the Dolce B-Note, draws on the Lector85 Investment, and capital improvements. Cash flows used in investing activities were $1,000,000 during the three months ended March 31, 2019 and relate to our $1,000,000 non-refundable earnest money provided upon the execution of the purchase agreement for Cottonwood West Palm.

Cash flows provided by financing activities were $19,055,876 and $15,083,203 during the three months ended March 31, 2020 and 2019, respectively, primarily due to the net proceeds we received from the issuance of our common stock.

Distributions

Distributions declared, distributions paid and cash flow used in operating activities were as follows:

			Distributions Paid(3)
Three Months Ended	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested (DRP)	Total	Cash Provided By (Used In) Operating Activities
March 31, 2020	$1,183,119	0.11648918	$888,805	$237,326	$1,126,131	$571,878

(1) Distributions for the periods from January 1, 2020 through March 31, 2020 were based on daily record dates and were calculated at a rate of $0.00136612 per share per day.

(2) Assumes share was issued and outstanding each day during the period presented.

(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.

Our net loss for the three months ended March 31, 2020 was $790,050. We funded our total distributions paid, which includes net cash distributions and distributions reinvestment by shareholders, with prior period cash provided by operating activities when available and offering proceeds. Generally, for purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2019 for discussions of our critical accounting policies. As of March 31, 2020, our critical accounting policies have not changed from those described in that report.

Subsequent Events
Status of the Private Offering

As of May 11, 2020, we had sold 1,063,994 shares of Series 2019 Preferred Stock for aggregate gross offering proceeds of $10,602,279. In connection with the sale of these shares in the Private Offering, the Company paid aggregate selling commissions of $701,359 and placement fees of $206,843.

Status of the Offering

As of May 11, 2020, we had sold 10,491,466 shares of our Class A common stock and 17,503 shares of our Class T common stock in the Offering for aggregate gross offering proceeds of $104,547,764. Included in these amounts were 81,907 shares of common stock sold pursuant to the DRP Program for aggregate gross offering proceeds of $819,068.

Dividends Paid - Series 2019 Preferred Stock

Subsequent to March 31, 2020 and through the date of this report, we paid $80,346 of dividends to holders of record of Series 2019 Preferred Stock at an effective annual rate of 5.5% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Dividends Declared - Series 2019 Preferred Stock

On May 12, 2020, our board of directors declared cash distributions at a daily distribution rate of $0.00150273, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for the months of June, July and August 2020.

Distributions Paid - Common Stock

Subsequent to March 31, 2020 and through the date of this report, we paid $844,366 of distributions to our common stockholders at an effective annual rate of 5% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Distributions Declared - Common Stock

On May 12, 2020, our board of directors declared cash distributions at a daily distribution rate of $0.00136612, or 5.0% annually on the $10.00 purchase price, to holders of record of our common stock for the month of June 2020. Our board of directors will evaluate the continued payment of future monthly distributions in response to the uncertainty caused by the COVID-19 pandemic on a month-by-month basis.

Holders of our common stock may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan.

COVID-19 Pandemic

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants. While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, since mid-March, a small percentage of tenants have requested rent deferral as a result of the pandemic, and therefore, we are unable to predict the impact that the pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing contractual rights under our lease agreements.

The extent to which the COVID-19 pandemic impacts our operations and the personal financial position of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

We have omitted risk factors from this Quarterly Report on Form 10-Q pursuant to rules applicable to smaller reporting companies. We have disclosed under the heading “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-215272) and in Supplement no. 7 dated April 17, 2020 to the prospectus dated October 15, 2019 as filed in our Post-Effective Amendment no. 5 to our Registration Statement on Form S-11 risk factors which materially affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Information about the Private Offering and sales of the Series 2019 Preferred Stock in the Private Offering during the period covered by this Report has been previously furnished under Item 3.02 in Current Reports on Form 8-K as filed with the SEC.

Use of Proceeds

On August 13, 2018, our Registration Statement on Form S-11 (File No. 333-215272), covering our offering of up to $750,000,000 in shares of common stock through a primary offering of $675,000,000 and a distribution reinvestment plan ("DRP") offering of $75,000,000, was declared effective under the Act. We commenced our initial public offering on August 13, 2018 upon retaining Orchard Securities, LLC as the dealer manager of our offering. Initially we were offering unclassified shares of our common stock in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers) and unclassified shares of our common stock in the DRP Offering at $10.00 per share, all without any upfront costs or expenses charged to the investor. Effective October 15, 2019, pursuant to a post-effective amendment to our Registration Statement on Form S-11 filed October 9, 2019, we commenced offering two classes of shares of common stock: Class A and Class T, both at $10.00 per share (with discounts available to certain categories of purchasers of our Class A shares). The share classes have a different selling commission structure; however, any offering-related expenses are being paid by our advisor without reimbursement by us. We are offering to sell any combination of our Class A and Class T common stock, with a dollar value up to the maximum offering amount.  We reserve the right to reallocate shares between the primary offering and our distribution reinvestment plan offering. We expect our primary offering to last until August 13, 2021 (unless extended as permitted by applicable securities laws). We may sell shares under the DRP Offering beyond the termination of the primary offering until we have sold all the shares under the plan.

As of March 31, 2020, we had sold 10,153,971 and 2,500 shares of Class A and Class T common stock, respectively, in the Offering for aggregate gross offering proceeds of approximately $101,039,000, including 63,893 shares of Class A common stock in the DRP Offering for aggregate gross offering proceeds of $638,926. As of March 31, 2020, organization and offering costs of approximately $11,707,000 have been incurred by our advisor in connection with the Offering. Our advisor is obligated to pay all organization and offering costs in connection with the Offering on our behalf without reimbursement by us.

Proceeds from the Offering will be used to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets, including potential development projects, located throughout the United States. As of March 31, 2020, we had used the proceeds from the Offering, the Private Offering, and debt financing to invest approximately $184,617,000 in our multifamily apartment community investments.

Share Repurchase Program

Information regarding the shares available for repurchase under our share repurchase program and the price at which we repurchase shares is found in Note 11 to our condensed consolidated financial statements in Part I of this report.

During the three months ended March 31, 2020, we did not redeem any shares pursuant to our share redemption program as no shares were submitted for redemption.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11(No. 333-215272) filed June 27, 2018)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed December 22, 2016)
3.3	Articles Supplementary - Class A Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 19, 2019)
3.4	Articles Supplementary - Class T Common Stock (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed August 19, 2019)
3.5	Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed August 19, 2019)
3.6	Article Supplementary – Preferred Stock (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)
4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the prospectus filed in the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018)
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
10.1
Amended and Restated Agreement of Limited Partnership of Cottonwood Communities O.P., LP dated February 1, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

10.2
Member Interest Purchase and Sale Agreement (One Upland) between KRE JAG One Upland Venture LLC and CC One Upland, LLC dated January 3, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

10.3
First Amendment to Member Interest Purchase and Sale Agreement (One Upland) between KRE JAG One Upland Venture LLC and CC One Upland, LLC dated January 24, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

10.4
Second Amendment to Member Interest Purchase and Sale Agreement (One Upland) between KRE JAG One Upland Venture LLC and CC One Upland, LLC dated January 30, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

10.5
Third Amendment to Member Interest Purchase and Sale Agreement (One Upland) between KRE JAG One Upland Venture LLC and CC One Upland, LLC dated February 7, 2020 (incorporated by reference to Exhibit 10.13 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

10.6
Fourth Amendment to Member Interest Purchase and Sale Agreement (One Upland) between KRE JAG One Upland Venture LLC and CC One Upland, LLC dated February 14, 2020 (incorporated by reference to Exhibit 10.14 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

10.7
Fifth Amendment to Member Interest Purchase and Sale Agreement (One Upland) between KRE JAG One Upland Venture LLC and CC One Upland, LLC dated February 18, 2020 (incorporated by reference to Exhibit 10.15 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

10.8
Revolving Loan and Security Agreement (One Upland) between KRE JAG One Upload Owner LLC and JPMorgan Chase Bank, N.A. dated March 19, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

10.9
Promissory Note between KRE JAG One Upland Owner LLC amd JPMorgan Chase Bank, N.A. dated March 19, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

10.10
Property Management Agreement between KRE JAG One Upland Owner LLC and Cottonwood Communities Management, LLC dated March 19, 2020 (incorporated by reference to Exhibit 10.18 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

10.11
Form of Performance-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

10.12
Form of Time-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

10.13
Second Amended and Restated Dealer Manager Agreement (including the Form of Selected Dealer Agreement), by and among the Company, CC Advisors III, LLC and Orchard Securities, LLC, dated February 20, 2020 (incorporated by reference to Exhibit 1.4 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

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

        Dated: May 14, 2020