Form 10-Q
period 2020-06-30
Cottonwood Communities, Inc.
filed 2020-08-14
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 10, 2020, there were 11,163,717 and 17,510 shares of the registrant’s Class A and Class T common stock outstanding, respectively.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
Assets	(Unaudited)
Real estate assets, net	$164,571,123	$63,905,651
Investment in unconsolidated real estate entity	10,738,226	4,961,868
Real estate note investment, net	5,321,132	2,059,309
Cash and cash equivalents	22,485,979	47,549,804
Restricted cash	272,267	192,190
Other assets	707,070	707,524
Total assets	204,095,797	119,376,346
Liabilities and equity
Liabilities
Credit facilities, net	92,202,593	34,990,146
Preferred stock, net	12,429,325	809,478
Related party payables	552,700	287,561
Accounts payable, accrued expenses and other liabilities	2,491,820	992,689
Total liabilities	107,676,438	37,079,874
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 10,866,312 shares issued and outstanding at June 30, 2020; 8,851,759 shares issued and outstanding at December 31, 2019	108,663	88,518
Additional paid-in capital	108,006,913	87,973,949
Accumulated distributions	(4,862,634)	(2,369,592)
Accumulated deficit	(6,833,583)	(3,396,403)
Total stockholders' equity	96,419,359	82,296,472
Total liabilities and stockholders' equity	$204,095,797	$119,376,346

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Rental and other property revenues	$3,011,391	$367,542	$4,550,968	$367,542
Real estate note investment interest	117,413	—	189,128	—
Total revenues	3,128,804	367,542	4,740,096	367,542
Expenses
Property operations expense	1,268,246	222,641	1,923,530	222,641
Reimbursable operating expenses to related parties	232,574	125,485	469,083	250,485
Asset management fee to related party	680,656	137,942	1,130,309	157,725
Depreciation and amortization	2,489,818	445,951	3,333,802	445,951
General and administrative expenses	550,352	134,198	780,713	252,358
Total operating expenses	5,221,646	1,066,217	7,637,437	1,329,160
Other (expense) income
Equity in earnings of unconsolidated real estate entity	325,325	—	565,421	—
Interest income	5,050	130,599	189,934	162,031
Interest expense	(897,013)	(134,636)	(1,434,984)	(134,636)
Total other (expense) income	(566,638)	(4,037)	(679,629)	27,395
Total expenses before asset management fee waiver	(5,788,284)	(1,070,254)	(8,317,066)	(1,301,765)
Asset management fee waived by Advisor	12,350	—	139,790	—
Net expenses after asset management fee waiver	(5,775,934)	(1,070,254)	(8,177,276)	(1,301,765)
Net loss	$(2,647,130)	$(702,712)	$(3,437,180)	$(934,223)

Weighted-average shares outstanding	10,520,556	3,828,105	10,001,922	2,360,577
Net loss per common share - basic and diluted	$(0.25)	$(0.18)	$(0.34)	$(0.40)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2020	8,851,759	$88,518	$87,973,949	$(2,369,592)	$(3,396,403)	$82,296,472
Issuance of common stock	1,304,712	13,047	12,963,697	—	—	12,976,744
Distributions to investors	—	—	—	(1,183,119)	—	(1,183,119)
Net loss	—	—	—	—	(790,050)	(790,050)
Balance at March 31, 2020	10,156,471	101,565	100,937,646	(3,552,711)	(4,186,453)	93,300,047
Issuance of common stock	709,841	7,098	7,042,267	—	—	7,049,365
Share based compensation	—	—	27,000	—	—	27,000
Distributions to investors	—	—	—	(1,309,923)	—	(1,309,923)
Net loss	—	—	—	—	(2,647,130)	(2,647,130)
Balance at June 30, 2020	10,866,312	$108,663	$108,006,913	$(4,862,634)	$(6,833,583)	$96,419,359

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2019	366,654	$3,667	$3,662,233	$—	$(100,209)	$3,565,691
Issuance of common stock	1,523,319	15,233	15,186,682	—	—	15,201,915
Distributions to investors	—	—	—	(58,045)	—	(58,045)
Net loss	—	—	—	—	(231,511)	(231,511)
Balance at March 31, 2019	1,889,973	18,900	18,848,915	(58,045)	(331,720)	18,478,050
Issuance of common stock	3,169,474	31,695	31,525,121	—	—	31,556,816
Distributions to investors	—	—	—	(537,172)	—	(537,172)
Net loss	—	—	—	—	(702,712)	(702,712)
Balance at June 30, 2019	5,059,447	$50,595	$50,374,036	$(595,217)	$(1,034,432)	$48,794,982

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,437,180)	$(934,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,333,802	445,951
Equity in earnings	(565,421)	—
Amortization of real estate note investment issuance cost	24,329	—
Amortization of debt issuance costs	95,968	8,893
Noncash interest expense on preferred stock	136,619	—
Share based compensation	27,000	—
Changes in operating assets and liabilities:
Other assets	(343,731)	67,208
Related party payables	265,139	306,839
Accounts payable, accrued expenses and other liabilities	1,003,057	470,193
Net cash provided by operating activities	539,582	364,861
Cash flows from investing activities:
Acquisitions of real estate	(53,904,597)	(31,171,298)
Capital improvements to real estate	(56,872)	(3,630)
Investment in unconsolidated real estate entity	(5,210,937)	—
Issuance of real estate note investment including issuance costs	(3,286,152)	—
Net cash used in investing activities	(62,458,558)	(31,174,928)
Cash flows from financing activities:
Proceeds from line of credit	12,000,000	—
Repayments of line of credit	(4,500,000)	—
Proceeds from issuance of preferred stock, net of issuance costs	11,483,228	—
Proceeds from issuance of common stock	19,858,398	46,529,245
Distributions to common stockholders	(1,906,398)	(311,471)
Net cash provided by financing activities	36,935,228	46,217,774
Net (decrease) increase in cash and cash equivalents and restricted cash	(24,983,748)	15,407,707
Cash and cash equivalents and restricted cash, beginning of period	47,741,994	3,406,175
Cash and cash equivalents and restricted cash, end of period	$22,758,246	$18,813,882

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$22,485,979	$18,659,104
Restricted cash	272,267	154,778
Total cash and cash equivalents and restricted cash	$22,758,246	$18,813,882

Supplemental disclosure of non-cash investing and financing activities:
Credit facilities entered into in conjunction with acquisition of real estate	$49,616,479	$35,995,000

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

At June 30, 2020, we owned multifamily apartment communities in West Palm Beach, Florida and the Greater Boston, Massachusetts area; have issued a B Note secured by a deed of trust on a multifamily development project in Allen, Texas; have made a preferred equity investment in a multifamily development project in Ybor City, Florida; and have entered into an agreement to provide a preferred equity investment for a multifamily development project in Denver, Colorado.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the Company and the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic.

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

The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic will impact our tenants and multifamily apartment communities. During the six months ended June 30, 2020, we did not experience significant disruptions in our operations from the COVID-19 pandemic; however, a small percentage of tenants have requested rent deferral as a result of the pandemic. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modified agreements, nor are we forgoing our contractual rights under our lease agreements.

The extent to which the COVID-19 pandemic impacts our operations, the personal financial position of our tenants, and the multifamily apartment communities and development projects in which we have invested will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Organization and Offering Costs

All organization and offering costs in connection with the offering of our common stock are paid by our advisor. We will not incur any liability for or reimburse our advisor for any of these organizational and offering costs. As of June 30, 2020, our advisor incurred approximately $12,508,000 in organizational and offering costs from the issuance of common stock.

3. Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets:

	June 30, 2020	December 31, 2019
Building and building improvements	$134,668,990	$52,466,583
Land and land improvements	28,182,025	10,658,155
Furniture, fixtures and equipment	3,983,344	2,015,778
Intangible assets	3,808,756	1,503,325
	170,643,115	66,643,841
Less: Accumulated depreciation and amortization	(6,071,992)	(2,738,190)
Real estate assets, net	$164,571,123	$63,905,651

Asset acquisition

On March 19, 2020, we acquired Cottonwood One Upland (formerly "One Upland"), a multifamily community in the Greater Boston area for $103,600,000, excluding closing costs. We funded the purchase with an initial draw of $50,000,000 from our $67,600,000 credit facility with JP Morgan and proceeds from our offerings. Acquired assets and liabilities were recorded at relative fair value as an asset acquisition.

The following table summarizes the purchase price allocation of the real estate assets acquired during the six months ended June 30, 2020:

	Allocated Amounts
Property	Building	Land	Land Improvements	Personal Property	Intangible	Total
Cottonwood One Upland	$82,145,536	$14,514,535	$3,009,335	$1,967,566	$2,305,430	$103,942,402

The weighted-average amortization period for the intangible lease assets acquired in connection with the Cottonwood One Upland acquisition was 0.5 years.

4. Investment in Unconsolidated Real Estate

During the six months ended June 30, 2020, we contributed approximately $5,211,000 to our joint venture with Milhaus, LLC for the development of Lector85, a 254-unit multifamily project in Ybor City, Florida. This constituted the remaining amount of our $9,900,000 commitment. During the three and six months ended June 30, 2020, we recorded equity in earnings of $325,325 and $565,421, respectively, from the Lector85 Investment under the hypothetical liquidation book value method.

5. Real Estate Note Investment
During the three and six months ended June 30, 2020, we issued approximately $1,766,000 and $3,454,000, respectively, of our $10,000,000 B note with the developer of Dolce Twin Creeks, Phase II, a 366-unit multifamily project in Allen Texas, bringing the total amount issued to approximately $5,248,000.

Net interest income from the Dolce B Note was $117,413 and $189,128 for the three and six months ended June 30, 2020, respectively. No allowance was recorded on the Dolce B Note during this period.

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

On March 19, 2020, in conjunction with the acquisition of Cottonwood One Upland, we entered a secured revolving credit facility agreement with J.P. Morgan Chase Bank, N.A., an unaffiliated lender (the “JP Morgan Credit Facility”). Pursuant to the terms of the JP Morgan Credit Facility, we may obtain advances secured against Cottonwood One Upland up to the amount of $67,600,000, subject to certain debt service coverage ratio requirements. Upon the closing of Cottonwood One Upland, our initial advance was $50,000,000. During the three months ended June 30, 2020, we obtained an additional $7,500,000 of net advances on this credit facility, bringing our total borrowings on the facility to $57,500,000 as of June 30, 2020.

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

We were in compliance with all covenants associated with our outstanding credit facilities as of June 30, 2020.

7. Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of June 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value:

	As of June 30, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Real estate note investment	$5,247,821	$5,247,821	$1,793,771	$1,793,771

Financial Liability:
Berkadia Credit Facility	$35,995,000	$39,998,000	$35,995,000	$37,410,000
JP Morgan Credit Facility	$57,500,000	$57,500,000	$—	$—
Series 2019 Preferred Stock	$14,040,009	$14,040,009	$1,198,000	$1,198,000

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

During the six months ended June 30, 2020 we raised approximately $12,842,000 of Series 2019 Preferred Stock. We incurred approximately $214,000 in dividends on our Series 2019 Preferred Stock for the six months ended June 30, 2020. We had 1,409,107 and 119,800 shares of Series 2019 Preferred Stock outstanding as of June 30, 2020 and December 31, 2019, respectively.

9. Stockholders' Equity
During the three months ended June 30, 2020 and 2019 we raised approximately $7,049,000 and $31,557,000 of common stock and paid approximately $1,018,000 and $271,000 in distributions to common stockholders, respectively. During the six months ended June 30, 2020 and 2019 we raised approximately $20,026,000 and $46,959,000 of common stock and paid approximately $1,906,000 and $311,000 in distributions to common stockholders, respectively. As of June 30, 2020, we had 10,866,312 of common stock outstanding, of which 10,848,807 was Class A common stock and 17,505 was Class T common stock.

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

The number of units was awarded at the estimated value per share of our common stock of $10.00. Time based LTIP Units, whether vested or unvested, receive the same distribution per unit as common stockholders. Performance based LTIP units receive 10% of that amount per unit on the total target units during the performance period, whereupon the participant receives an additional grant of LTIP Units the equivalent of 90% of distributions that would have been paid on the earned units during the performance period. Share based compensation for these awards during the three and six months ended June 30, 2020 was approximately $27,000.

10. Related-Party Transactions
Asset management fees to our advisor for the three months ended June 30, 2020 and 2019 were $680,656 and $137,942, respectively. Asset management fees to our advisor for the six months ended June 30, 2020 and 2019 were $1,130,309 and $157,725, respectively. Asset management fees waived by our advisor during the three and six months ended June 30, 2020 were $12,350 and $139,790, respectively. No asset management fees were waived during the three and six months ended June 30, 2019.

Acquisition expenses reimbursed to our advisor for the three and six months ended June 30, 2020 and 2019 were not significant, as we have generally incurred and paid such expenses directly.

Reimbursable company operating expenses to our advisor or its affiliates for the three months ended June 30, 2020 and 2019 were $232,574 and $125,485, respectively. Reimbursable company operating expenses to our advisor or its affiliates for the six months ended June 30, 2020 and 2019 were $469,083 and $250,485, respectively.

Property management fees to our property manager for the three months ended June 30, 2020 and 2019 were $107,428 and $14,544, respectively. Property management fees to our property manager for the six months ended June 30, 2020 and 2019 were $161,458 and 14,544, respectively. Property management fees to our property manager are classified as property operations expense on the condensed consolidated statements of operations.

11. Commitments and Contingencies
Dolce B Note

As of June 30, 2020, we had a remaining commitment of up to approximately $4,752,000 on the Dolce B-Note.

2980 Huron Investment

On October 25, 2019, we entered into a joint venture to provide $20,000,000 of preferred equity in an entity that has purchased and intends to develop 0.84 acres in the Union Station North neighborhood in downtown Denver, Colorado (the "2980 Huron Project"). Our contributions will only be made following the contribution of the full $17,500,000 of common equity by our joint venture partner. As of June 30, 2020, no draws have been made on our $20,000,000 commitment and we do not have commencement or completion dates for the 2980 Huron Project.

Pursuant to the joint venture agreement, our obligation to advance the funds for our preferred equity membership interest is subject to the satisfaction of certain conditions which have not been satisfied. Further, our contractual obligation to fund our preferred equity investment has expired. We can provide no assurance we will ultimately advance funds for the 2980 Huron Investment.

Litigation

As of June 30, 2020, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

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

No Series 2019 Preferred Stock shares were redeemed during the three or six months ended June 30, 2020.

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

No shares were redeemed during the three or six months ended June 30, 2020 and 2019.

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

Status of the Private Offering

As of August 10, 2020, we had sold 1,661,557 shares of Series 2019 Preferred Stock for aggregate gross offering proceeds of $16,564,509. In connection with the sale of these shares in the Private Offering, the Company paid aggregate selling commissions of $1,105,015 and placement fees of $321,226.

Status of the Offering

As of August 10, 2020, we had sold 11,163,717 shares of our Class A common stock and 17,510 shares of our Class T common stock in the Offering for aggregate gross offering proceeds of $111,229,864. Included in these amounts were 110,616 shares of common stock sold pursuant to the DRP Program for aggregate gross offering proceeds of $1,106,160.

Dividends Paid - Series 2019 Preferred Stock

Subsequent to June 30, 2020 and through the date of this report, we paid $128,536 of dividends to holders of record of Series 2019 Preferred Stock at an effective annual rate of 5.5% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Dividends Declared - Series 2019 Preferred Stock

On August 10, 2020, our board of directors declared cash distributions at a daily distribution rate of $0.00150273, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for the months of September, October and November 2020.

Distributions Paid - Common Stock

Subsequent to June 30, 2020 and through the date of this report, we paid $906,262 of distributions to our common stockholders at an effective annual rate of 5.0% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Distributions Declared - Common Stock

On July 30, 2020, our board of directors declared cash distributions at a daily distribution rate of $0.00136612, or 5.0% annually on the $10.00 purchase price, to holders of record of our common stock for the month of August 2020. Holders of our common stock may choose to receive cash distributions or purchase additional shares.

Queens, New York Preferred Equity Investment

On July 24, 2020, we, through a wholly owned subsidiary, made a preferred equity investment of $15,000,000 (the “Investment”) in an entity that is developing a three-building multifamily apartment community in the Astoria neighborhood of Queens, New York (the “Project”). In connection with our investment we entered a joint venture agreement with two unaffiliated joint venture partners consisting of a publicly traded multifamily REIT as our co-investor in the preferred equity (the “Preferred Co-Investor”), and a New York-based real estate development, investment and management firm that is the developer of the project and manager of the joint venture (the “Developer”).

Pursuant to the terms of the joint venture agreement, the Investment has a preferred return of 13% per annum and receives a profit participation upon a liquidity event, pari passu alongside a $40,000,000 preferred equity contribution from the Preferred Co-Investor. Decisions of the members require approval of a majority in interest of the preferred equity holders and a majority in interest of the common holders. The Investment has an expected redemption of July 2025 and is senior to approximately $62,000,000 in common equity from the Developer and its equity partner. Additional funding for the Project will come from a $225,000,000 construction loan. The total development cost is estimated to be $342,000,000.

The Project is located on a 2.5 acre waterfront site and is expected to have 534 units with approximately 500 net rentable square feet of retail space. The Project will feature a central courtyard/green space and rooftop amenities including a

3,962-square-foot pool deck, outdoor barbecues and lounge areas. Indoor amenities will include a golf room, a music room, an arcade and party room, coworking spaces, and a communal lounge with unobstructed views of the East River and Manhattan skyline. The Project is located within a few blocks of the Astoria Ferry station and less than a mile from the nearest subway station. Construction has commenced on the Project with the majority of the foundation work now complete. The first units are scheduled for delivery in the second quarter of 2022.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•The COVID-19 pandemic, together with the resulting measures imposed to contain the virus, has had a negative impact on the economy and business activity globally. The extent to which the COVID-19 pandemic impacts our operations, the personal financial position of our tenants and the development projects in which we have invested remains uncertain and cannot be predicted with confidence, and will depend on the ultimate scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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

As of June 30, 2020, we have raised gross proceeds of $14,040,009 from the sale of Series 2019 Preferred Stock in the Private Offering and $108,088,576 from the sale of our common stock in the Offering. We have primarily used the net proceeds to make investments in real estate related assets as further described below under Our Investments.

COVID-19 Pandemic and Multifamily Real Estate Outlook

Since initially being reported in December 2019, COVID-19 has spread around the world, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the pandemic continues to evolve and many countries, including the United States, have reacted with various containment and mitigation efforts including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic is negatively impacting almost every industry, including the real estate industry, directly or indirectly. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

Some of our tenants have suffered difficulties with their personal financial situations as a result of job loss or reduced income and, depending upon the duration of the measures put in place to mitigate or contain the spread of the virus and the corresponding economic slowdown, some of our tenants have or may seek rent deferrals or become unable to pay their rent. To date, the impact of COVID-19 on our stabilized multifamily apartment communities has been minimal. As of the end of July 2020, we had received tenant payments equal to 93.5% of the monthly tenant charges billed for the three months ended June 30, 2020. We have received requests for rent deferral from a small percent of the multifamily tenants at our stabilized multifamily apartment communities. Not all tenant requests will ultimately result in rent deferrals and rent deferrals to date have not had a significant impact on our operations. Collections and rent relief requests to date may not be indicative of collections or requests in any future period. In particular, some of our tenants may be the recipients of unemployment benefits or other economic stimulus under the CARES Act which will have aided in the payment of rent due. The extent to which these benefits will be available going forward is uncertain. To the extent our tenants do not have access to additional federal or state relief to mitigate the impact of the COVID-19 pandemic on their personal finances, our ability to collect rent and our operations would be adversely affected. We have also experienced some reduction in revenue as a result of waiving late fees and the suspension of evictions at our properties. The impact of the COVID-19 pandemic on our revenue for the remainder of 2020 and thereafter cannot, however, be determined at present. If tenants default on their rent and vacate, the ability to re-lease this space is likely to be more difficult if the economic slowdown continues and any long term impact of this situation, even after an economic rebound, remains unclear. In addition, although the development projects in which we have invested are currently proceeding on schedule, as a result of shutdowns, quarantines or actual viral health issues, construction and completion of the development projects in which we have invested may be delayed or may incur additional costs which would have an adverse impact on our income from real estate note and investment returns.

The COVID-19 pandemic or a future pandemic, epidemic or outbreak of infectious disease affecting states or regions in which we operate and our multifamily tenants reside and work could have material and adverse effects on our business, financial condition, results of operations and cash flows due to, among other factors: reduced economic activity, general economic decline or recession, which may result in job loss or bankruptcy for residents at our properties and may cause our residents to be unable to make rent payments to us timely, or at all, or to otherwise seek modifications of lease obligations; health or other government authorities requiring the closure of offices or other businesses or instituting quarantines of personnel as the result of, or in order to avoid, exposure to a contagious disease; disruption in supply and delivery chains; a general decline in business activity and demand for real estate; difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis; and the potential negative impact on the health of personnel of our advisor, particularly if a significant number of our advisor’s employees are impacted, which would result in a deterioration in our ability to ensure business continuity and maintain our properties during a disruption.

The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations, the personal financial position of our tenants, and the development projects in which we have invested remains uncertain and cannot be predicted with confidence and will depend on the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, notwithstanding the challenging economic circumstances created by the COVID-19 pandemic, we believe our focus on multifamily assets and the quality of the assets in our portfolio makes us better positioned relative to other classes of real estate to withstand many of the adverse impacts of the COVID-19 pandemic as housing is a basic need, rather than a discretionary expense. Further, we believe that factors impacting the prime United States renter demographic such as delayed major life decisions, increased levels of student debt and tight credit standards in the single-family home mortgage market continue to support the value proposition for owning multifamily apartment communities and related investments. We note that our stabilized multifamily apartment communities on a combined basis averaged higher than 90% occupancy as of June 30, 2020. Further, we have no debt maturing until March 2023 and are conservatively leveraged on our stabilized multifamily apartment communities with a total secured debt-to-total assets ratio of 45.8%. Nevertheless, the COVID-19 pandemic (or a future pandemic, epidemic or disease) presents material uncertainty and risk with respect to our business, financial condition, results of operations and cash flows.

Our Investments

At June 30, 2020, we had the following investments in multifamily apartment communities:

Investment Type	Multifamily Community Name	Status	Location	Units
Wholly-Owned	Cottonwood West Palm	Stabilized community	West Palm Beach, FL	245
Wholly-Owned	Cottonwood One Upland	Stabilized community	Greater Boston, MA	262
B Note	Dolce Twin Creeks, Phase II	Development project	Allen, TX	366
Preferred Equity	Lector85	Development project	Ybor City, FL	254

We have also entered into an agreement to potentially provide a preferred equity investment for the 2980 Huron Project, a multifamily development in Denver, Colorado.

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

During the three months ended March 31, 2020, we issued approximately $5,211,000 to our joint venture with Milhaus, LLC for the development of Lector85, a 254-unit multifamily project in Ybor City, Florida. This constituted the remaining amount of our $9,900,000 commitment and as such, no additional funding was required during the three months ended June 30, 2020.

During the three and six months ended June 30, 2020, we issued approximately $1,766,000 and $3,454,000, respectively, of our $10,000,000 B note commitment with the developer of Dolce Twin Creeks, Phase II, bringing the total amount issued to approximately $5,248,000.

Results of Operations

We commenced real estate operations on May 30, 2019 with the acquisition of Cottonwood West Palm and, as a result, do not have comparative periods for the three months ended June 30, 2020. We expect our results of operations in future periods to be impacted as a result of the outbreak of COVID-19 as discussed above. Our results of operations are as follows:

Three Months Ended June 30, 2020
Revenues
Rental and other property revenues	$3,011,391
Real estate note investment interest	117,413
Total revenues	3,128,804
Expenses
Property operations expense	1,268,246
Reimbursable operating expenses to related parties	232,574
Asset management fee to related party	680,656
Depreciation and amortization	2,489,818
General and administrative expenses	550,352
Total operating expenses	5,221,646
Other (expense) income
Equity in earnings of unconsolidated real estate entity	325,325
Interest income	5,050
Interest expense	(897,013)
Total other expense	(566,638)
Total expenses before asset management fee waiver	(5,788,284)
Asset management fee waived by Advisor	12,350
Net expenses after asset management fee waiver	(5,775,934)
Net loss	$(2,647,130)

Weighted-average shares outstanding	10,520,556
Net loss per common share - basic and diluted	$(0.25)

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

Our management also uses Core FFO as a measure of our operating performance. Core FFO is further adjusted from FFO for the following items included in the determination of GAAP net income: amortization of issuance costs associated with real estate note investments and debt, accretion of discounts on preferred stock, acquisition fees and expenses, and amortization of above or below intangible lease assets and liabilities. Our calculation of Core FFO may differ from the methodology used for calculating Core FFO by other REITs and, accordingly, our Core FFO may not be comparable. We believe these measures are useful to investors because they facilitate an understanding of our operating performance after adjusting for non-cash expenses and other items not indicative of ongoing operating performance.

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

The following table presents the calculation of FFO and Core FFO:

Three Months Ended June 30, 2020
Net loss	$(2,647,130)
Adjustments:
Real estate-related depreciation and amortization	2,489,818
FFO	(157,312)
Adjustments:
Amortization of real estate note investment issuance costs	12,219
Accretion of discount on preferred stock	94,572
Amortization of debt issuance costs	58,638
Acquisition fees and expenses	294,353
Accretion of below market leases	(31,234)
Core FFO	$271,236

FFO per share - basic and diluted	$(0.01)
Core FFO per share - basic and diluted	$0.03
Weighted average shares outstanding	10,520,556

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

Our conflicts committee determined that the relationship of our total operating expenses and its net assets was justified for the four fiscal quarters ended June 30, 2020 given the costs of operating a public company and the early stage of our operations and approved total operating expenses in excess of the operating expense reimbursement obligation in the second quarter of 2020.

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

At June 30, 2020, we had the Berkadia Credit Facility, secured by Cottonwood West Palm, and the JP Morgan Credit Facility, secured by Cottonwood One Upland, for which we have advances of $35,995,000 and $57,500,000, respectively. There is no limit on the amount that we can draw on the Berkadia Credit Facility so long as we maintain the loan-to-value ratio and other requirements as set forth in the loan documents. We may obtain advances secured against One Upland up to $67,600,000 on the JP Morgan Credit Facility, as well as finance other future acquisitions up to $125,000,000. We can draw upon or pay down these credit facilities at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$539,582	$364,861
Net cash used in investing activities	(62,458,558)	(31,174,928)
Net cash provided by financing activities	36,935,228	46,217,774
Net (decrease) increase in cash and cash equivalents and restricted cash	$(24,983,748)	$15,407,707

Cash flows provided by operating activities were $539,582 during the six months ended June 30, 2020, primarily as a result of tenant receipts and interest income on the Dolce B-Note, the Lector85 Investment, and cash on deposit combined with the deferral of payment on related party payables and accounts payable, accrued expenses, and other liabilities. Cash flows provided by operating activities during the six months ended June 30, 2019 were $364,861, primarily as a result of one month of real estate income combined with the deferral of payment on related party and other payables.

Cash flows used in investing activities were $62,458,558 during the six months ended June 30, 2020, due to our purchase of Cottonwood One Upland, draws on the Dolce B-Note, draws on the Lector85 Investment, and capital improvements. Cash flows used in investing activities were $31,174,928 during the six months ended June 30, 2019, primarily due to our purchase of Cottonwood West Palm.

Cash flows provided by financing activities were $36,935,228 during the six months ended June 30, 2020, driven mainly by the net proceeds we received from the issuance of our common stock and our Series 2019 Preferred Stock as well as net advances from our JP Morgan Credit Facility, offset partially by distributions paid to common stockholders. Cash flows provided by financing activities were $46,217,774 during the six months ended June 30, 2019, primarily due to the net proceeds we received from the issuance of our common stock.

Distributions

Distributions declared, distributions paid and cash flow used in operating activities were as follows:

			Distributions Paid(3)
Three Months Ended	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested (DRP)	Total	Cash Provided By (Used In) Operating Activities
March 31, 2020	$1,183,119	0.11648918	$888,805	$237,326	$1,126,131	$571,878
June 30, 2020	$1,309,923	0.12054900	$1,017,593	$274,570	$1,292,163	$(32,296)
Total	$2,493,042		$1,906,398	$511,896	$2,418,294	$539,582

(1) Distributions for the periods from January 1, 2020 through June 30, 2020 were based on daily record dates and were calculated at a rate of $0.00136612 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.

For the three months ended June 30, 2020, we paid aggregate distributions of $1,292,163, including $1,017,593 distributions paid in cash and $274,570 of distributions reinvested through our distribution reinvestment plan. For the six months ended June 30, 2020, we paid aggregate distributions of $2,418,294, including $1,906,398 distributions paid in cash and $511,896 of distributions reinvested through our distribution reinvestment plan. Our net loss for the six months ended June 30, 2020 was $3,437,180. Cash flows provided by operating activities for the six months ended June 30, 2020 was $539,582. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by shareholders, with $571,878 prior period cash provided by operating activities and $1,846,416 of offering proceeds. Generally, for purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2019 for discussions of our critical accounting policies. As of June 30, 2020, our critical accounting policies have not changed from those described in that report.

Subsequent Events
Status of the Private Offering

As of August 10, 2020, we had sold 1,661,557 shares of Series 2019 Preferred Stock for aggregate gross offering proceeds of $16,564,509. In connection with the sale of these shares in the Private Offering, the Company paid aggregate selling commissions of $1,105,015 and placement fees of $321,226.

Status of the Offering

As of August 10, 2020, we had sold 11,163,717 shares of our Class A common stock and 17,510 shares of our Class T common stock in the Offering for aggregate gross offering proceeds of $111,229,864. Included in these amounts were 110,616 shares of common stock sold pursuant to the DRP Program for aggregate gross offering proceeds of $1,106,160.

Dividends Paid - Series 2019 Preferred Stock

Subsequent to June 30, 2020 and through the date of this report, we paid $128,536 of dividends to holders of record of Series 2019 Preferred Stock at an effective annual rate of 5.5% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Dividends Declared - Series 2019 Preferred Stock

On August 10, 2020, our board of directors declared cash distributions at a daily distribution rate of $0.00150273, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for the months of September, October and November 2020.

Distributions Paid - Common Stock

Subsequent to June 30, 2020 and through the date of this report, we paid $906,262 of distributions to our common stockholders at an effective annual rate of 5% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Distributions Declared - Common Stock

On July 30, 2020, our board of directors declared cash distributions at a daily distribution rate of $0.00136612, or 5.0% annually on the $10.00 purchase price, to holders of record of our common stock for the month of August 2020. Holders of our common stock may choose to receive cash distributions or purchase additional shares.

Queens, New York Preferred Equity Investment

On July 24, 2020, we, through a wholly owned subsidiary, made a preferred equity investment of $15,000,000 (the “Investment”) in an entity that is developing a three-building multifamily apartment community in the Astoria neighborhood of Queens, New York (the “Project”). In connection with our investment we entered a joint venture agreement with two unaffiliated joint venture partners consisting of a publicly traded multifamily REIT as our co-investor in the preferred equity (the “Preferred Co-Investor”), and a New York-based real estate development, investment and management firm that is the developer of the project and manager of the joint venture (the “Developer”).

Pursuant to the terms of the joint venture agreement, the Investment has a preferred return of 13% per annum and receives a profit participation upon a liquidity event, pari passu alongside a $40,000,000 preferred equity contribution from the Preferred Co-Investor. Decisions of the members require approval of a majority in interest of the preferred equity holders and a majority in interest of the common holders. The Investment has an expected redemption of July 2025 and is senior to approximately $62,000,000 in common equity from the Developer and its equity partner. Additional funding for the Project will come from a $225,000,000 construction loan. The total development cost is estimated to be $342,000,000.

The Project is located on a 2.5 acre waterfront site and is expected to have 534 units with approximately 500 net rentable square feet of retail space. The Project will feature a central courtyard/green space and rooftop amenities including a 3,962-square-foot pool deck, outdoor barbecues and lounge areas. Indoor amenities will include a golf room, a music room, an arcade and party room, coworking spaces, and a communal lounge with unobstructed views of the East River and Manhattan skyline. The Project is located within a few blocks of the Astoria Ferry station and less than a mile from the nearest subway station. Construction has commenced on the Project with the majority of the foundation work now complete. The first units are scheduled for delivery in the second quarter of 2022.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

We have omitted risk factors from this Quarterly Report on Form 10-Q pursuant to rules applicable to smaller reporting companies. See the prospectus for the Offering, as amended to date for risk factors which materially affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Information about the Private Offering and sales of the Series 2019 Preferred Stock in the Private Offering during the period covered by this Report has been previously furnished under Item 3.02 in Current Reports on Form 8-K as filed with the SEC.

Use of Proceeds

On August 13, 2018, our Registration Statement on Form S-11 (File No. 333-215272), covering our offering of up to $750,000,000 in shares of common stock through a primary offering of $675,000,000 and a distribution reinvestment plan ("DRP") offering of $75,000,000, was declared effective under the Act. We commenced our initial public offering on August 13, 2018 upon retaining Orchard Securities, LLC as the dealer manager of our offering. Initially we were offering unclassified shares of our common stock in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers) and unclassified shares of our common stock in the DRP Offering at $10.00 per share, all without any upfront costs or expenses charged to the investor. Effective October 15, 2019, pursuant to a post-effective amendment to our Registration Statement on Form S-11 filed October 9, 2019, we commenced offering two classes of shares of common stock: Class A and Class T, both at $10.00 per share (with discounts available to certain categories of purchasers of our Class A shares). The share classes have a different selling commission structure; however, any offering-related expenses are being paid by our advisor without reimbursement by us. We are offering to sell any combination of our Class A and Class T common stock, with a dollar value up to the maximum offering amount.  We reserve the right to reallocate shares between the primary offering and the DRP Offering. We expect our primary offering to last until August 13, 2021 (unless extended as permitted by applicable securities laws). We may sell shares under the DRP Offering beyond the termination of the primary offering until we have sold all the shares under the plan.

As of June 30, 2020, we had sold 10,848,807 and 17,505 shares of Class A and Class T common stock, respectively, in the Offering for aggregate gross offering proceeds of approximately $108,089,000, including 91,350 combined shares of Class A or Class T common stock in the DRP Offering for aggregate gross offering proceeds of $913,498. As of June 30, 2020, organization and offering costs of approximately $12,508,000 have been incurred by our advisor in connection with the Offering. Our advisor is obligated to pay all organization and offering costs in connection with the Offering on our behalf without reimbursement by us.

Proceeds from the Offering will be used to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets, including potential development projects, located throughout the United States. As of June 30, 2020, we had used the proceeds from the Offering, the Private Offering, and debt financing to invest approximately $186,200,000 in our multifamily apartment community investments.

Share Repurchase Program

Information regarding the shares available for repurchase under our share repurchase program and the price at which we repurchase shares is found in Note 11 to our condensed consolidated financial statements in Part I of this report.

During the three and six months ended June 30, 2020, we did not redeem any shares pursuant to our share redemption program as no shares were submitted for redemption.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Renewal of Advisory Agreement

On August 13, 2020, we renewed the advisory agreement between us, our operating partnership, Cottonwood Communities O.P., LP and our advisor, CC Advisors III, LLC. The renewed advisory agreement is effective through August 13, 2021; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are identical to those of the advisory agreement that was previously in effect.

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

Dated: August 14, 2020