Form 10-Q
period 2020-09-30
Cottonwood Communities, Inc.
filed 2020-11-13
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 10, 2020, there were 11,799,847 and 17,516 shares of the registrant’s Class A and Class T common stock outstanding, respectively.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
Assets	(Unaudited)
Real estate assets, net	$162,382,984	$63,905,651
Investments in unconsolidated real estate entities	26,446,293	4,961,868
Real estate note investment, net	6,796,623	2,059,309
Cash and cash equivalents	7,775,107	47,549,804
Restricted cash	281,159	192,190
Related party receivables	61,109	—
Other assets	1,099,839	707,524
Total assets	204,843,114	119,376,346
Liabilities and equity
Liabilities
Credit facilities, net	83,261,231	34,990,146
Preferred stock, net	18,525,195	809,478
Related party payables	319,756	287,561
Accounts payable, accrued expenses and other liabilities	3,923,465	992,689
Total liabilities	106,029,647	37,079,874
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 11,575,766 shares issued and outstanding at September 30, 2020; 8,851,759 shares issued and outstanding at December 31, 2019	115,758	88,518
Additional paid-in capital	115,125,935	87,973,949
Accumulated distributions	(6,275,555)	(2,369,592)
Accumulated deficit	(10,152,671)	(3,396,403)
Total stockholders' equity	98,813,467	82,296,472
Total liabilities and stockholders' equity	$204,843,114	$119,376,346

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Rental and other property revenues	$3,054,823	$1,180,972	$7,605,791	$1,548,514
Real estate note investment interest	171,746	16,699	360,874	16,699
Total revenues	3,226,569	1,197,671	7,966,665	1,565,213
Expenses
Property operations expense	1,358,507	661,181	3,282,037	883,822
Reimbursable operating expenses to related parties	263,915	148,906	732,998	399,391
Asset management fee to related party	811,233	296,126	1,941,542	453,851
Depreciation and amortization	2,295,445	1,270,577	5,629,247	1,716,528
General and administrative expenses	1,534,590	210,700	2,315,303	463,058
Total operating expenses	6,263,690	2,587,490	13,901,127	3,916,650
Other (expense) income
Equity in earnings of unconsolidated real estate entities	708,067	—	1,273,488	—
Interest income	6,887	137,543	196,821	299,574
Interest expense	(1,045,464)	(388,186)	(2,480,448)	(522,822)
Total other expense	(330,510)	(250,643)	(1,010,139)	(223,248)
Total expenses before asset management fee waiver	(6,594,200)	(2,838,133)	(14,911,266)	(4,139,898)
Asset management fee waived by Advisor	48,543	310,484	188,333	310,484
Net expenses after asset management fee waiver	(6,545,657)	(2,527,649)	(14,722,933)	(3,829,414)
Net loss	$(3,319,088)	$(1,329,978)	$(6,756,268)	$(2,264,201)

Weighted-average shares outstanding	11,225,384	6,091,617	10,412,719	3,613,382
Net loss per common share - basic and diluted	$(0.30)	$(0.22)	$(0.65)	$(0.63)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2020	8,851,759	$88,518	$87,973,949	$(2,369,592)	$(3,396,403)	$82,296,472
Issuance of common stock	1,304,712	13,047	12,963,697	—	—	12,976,744
Distributions to investors	—	—	—	(1,183,119)	—	(1,183,119)
Net loss	—	—	—	—	(790,050)	(790,050)
Balance at March 31, 2020	10,156,471	101,565	100,937,646	(3,552,711)	(4,186,453)	93,300,047
Issuance of common stock	709,841	7,098	7,042,267	—	—	7,049,365
Share based compensation	—	—	27,000	—	—	27,000
Distributions to investors	—	—	—	(1,309,923)	—	(1,309,923)
Net loss	—	—	—	—	(2,647,130)	(2,647,130)
Balance at June 30, 2020	10,866,312	108,663	108,006,913	(4,862,634)	(6,833,583)	96,419,359
Issuance of common stock	740,761	7,408	7,365,322	—	—	7,372,730
Common stock repurchases	(31,307)	(313)	(268,300)	—	—	(268,613)
Share based compensation	—	—	22,000	—	—	22,000
Distributions to investors	—	—	—	(1,412,921)	—	(1,412,921)
Net loss	—	—	—	—	(3,319,088)	(3,319,088)
Balance at September 30, 2020	11,575,766	$115,758	$115,125,935	$(6,275,555)	$(10,152,671)	$98,813,467

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2019	366,654	$3,667	$3,662,233	$—	$(100,209)	$3,565,691
Issuance of common stock	1,523,319	15,233	15,186,682	—	—	15,201,915
Distributions to investors	—	—	—	(58,045)	—	(58,045)
Net loss	—	—	—	—	(231,511)	(231,511)
Balance at March 31, 2019	1,889,973	18,900	18,848,915	(58,045)	(331,720)	18,478,050
Issuance of common stock	3,169,474	31,695	31,525,121	—	—	31,556,816
Distributions to investors	—	—	—	(537,172)	—	(537,172)
Net loss	—	—	—	—	(702,712)	(702,712)
Balance at June 30, 2019	5,059,447	50,595	50,374,036	(595,217)	(1,034,432)	48,794,982
Issuance of common stock	2,030,747	20,307	20,110,906	—	—	20,131,213
Distributions to investors	—	—	—	(767,563)	—	(767,563)
Net loss	—	—	—	—	(1,329,978)	(1,329,978)
Balance at September 30, 2019	7,090,194	$70,902	$70,484,942	$(1,362,780)	$(2,364,410)	$66,828,654

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,756,268)	$(2,264,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,629,247	1,716,528
Equity in earnings	(1,273,488)	—
Amortization of real estate note investment issuance cost	36,547	—
Amortization of debt issuance costs	154,606	35,570
Noncash interest expense on preferred stock	270,216	—
Share based compensation	49,000	—
Changes in operating assets and liabilities:
Related party receivables	(61,109)	(312,846)
Other assets	(311,215)	1,413
Related party payables	32,195	302,861
Accounts payable, accrued expenses and other liabilities	2,405,626	713,126
Net cash provided by operating activities	175,357	192,451
Cash flows from investing activities:
Acquisitions of real estate	(53,904,597)	(31,171,298)
Capital improvements to real estate	(164,178)	(73,186)
Investments in unconsolidated real estate entities	(20,210,937)	—
Issuance of real estate note investment including issuance costs	(4,773,861)	(1,119,994)
Net cash used in investing activities	(79,053,573)	(32,364,478)
Cash flows from financing activities:
Proceeds from line of credit	12,000,000	—
Repayments of line of credit	(13,500,000)	—
Proceeds from issuance of preferred stock, net of issuance costs	17,445,501	—
Proceeds from issuance of common stock	26,512,608	66,377,134
Common stock repurchases	(268,613)	—
Distributions to common stockholders	(2,997,008)	(874,358)
Net cash provided by financing activities	39,192,488	65,502,776
Net (decrease) increase in cash and cash equivalents and restricted cash	(39,685,728)	33,330,749
Cash and cash equivalents and restricted cash, beginning of period	47,741,994	3,406,175
Cash and cash equivalents and restricted cash, end of period	$8,056,266	$36,736,924

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$7,775,107	$36,549,491
Restricted cash	281,159	187,433
Total cash and cash equivalents and restricted cash	$8,056,266	$36,736,924

Supplemental disclosure of non-cash investing and financing activities:
Credit facilities entered into in conjunction with acquisition of real estate	$49,616,479	$35,995,000

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Organization and Business
Cottonwood Communities, Inc. is a Maryland corporation formed to invest in multifamily apartment communities and real estate related assets located throughout the United States. The Company elected to be taxed as a real estate investment trust or REIT beginning with the taxable year ending December 31, 2019. The Company holds real estate interests and conducts its business through its operating partnership, Cottonwood Communities O.P., LP (the “Operating Partnership”). Unless the context indicates otherwise, the “Company,” “we,” “our” or “us” refers to Cottonwood Communities, Inc. and its consolidated subsidiaries, including the Operating Partnership.

We are externally managed and have no employees. CC Advisors III, LLC is our advisor. Cottonwood Communities Management, LLC is the property manager for our stabilized multifamily apartment communities.

We are offering $750,000,000 in shares of common stock in an initial public offering (the “Offering”), made up of $675,000,000 in shares through our primary offering and $75,000,000 in shares through our distribution reinvestment plan (the "DRP Program”) at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers in the primary offering) in both offerings. Our common stock has two classes, Class A and Class T. The share classes have a different selling commission structure; however, these offering-related expenses are being paid by our advisor. We are offering to sell any combination of Class A and Class T common stock in the Offering, with a dollar value up to the maximum offering amount.

We are also offering a maximum of $50,000,000 in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share in a private offering (the "Private Offering"). Offering-related expenses in the Private Offering are paid by us.

At September 30, 2020, we owned two multifamily apartment communities, one in West Palm Beach, Florida and the second in the Greater Boston, Massachusetts area; have issued a B Note secured by a deed of trust on a multifamily development project in Allen, Texas; have made two preferred equity investments in multifamily development projects, one in Ybor City, Florida and the second in the Astoria neighborhood of Queens, New York; and have entered into an agreement to provide a preferred equity investment for a multifamily development project in Denver, Colorado.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. During the nine months ended September 30, 2020, we did not experience significant disruptions in our operations from the COVID-19 pandemic; however we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants and multifamily communities.

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

Organization and Offering Costs

All organization and offering costs in connection with the offering of our common stock are paid by our advisor. We will not incur any liability for or reimburse our advisor for any of these organizational and offering costs. As of September 30, 2020, our advisor incurred approximately $13,341,000 in organizational and offering costs from the issuance of common stock.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets:

	September 30, 2020	December 31, 2019
Building and building improvements	$134,776,296	$52,466,583
Land and land improvements	28,182,025	10,658,155
Furniture, fixtures and equipment	3,983,344	2,015,778
Intangible assets	3,808,756	1,503,325
	170,750,421	66,643,841
Less: Accumulated depreciation and amortization	(8,367,437)	(2,738,190)
Real estate assets, net	$162,382,984	$63,905,651

Asset acquisition

On March 19, 2020, we acquired Cottonwood One Upland, a multifamily community in the Greater Boston area for $103,600,000, excluding closing costs. We funded the purchase with an initial draw of $50,000,000 from our $67,600,000 credit facility with JP Morgan and proceeds from our offerings. Acquired assets and liabilities were recorded at relative fair value as an asset acquisition.

The following table summarizes the purchase price allocation of the real estate assets acquired during the nine months ended September 30, 2020:

	Allocated Amounts
Property	Building	Land	Land Improvements	Personal Property	Intangible	Total
Cottonwood One Upland	$82,145,536	$14,514,535	$3,009,335	$1,967,566	$2,305,430	$103,942,402

The weighted-average amortization period for the intangible lease assets acquired in connection with the Cottonwood One Upland acquisition was 0.5 years.

4. Investments in Unconsolidated Real Estate Entities

Lector85 Investment

During the nine months ended September 30, 2020, we contributed $5,210,937 to our joint venture with Milhaus, LLC for the development of Lector85, a 254-unit multifamily project in Ybor City, Florida. This constituted the remaining amount of our $9,900,000 commitment. During the three and nine months ended September 30, 2020, we recorded equity in earnings of $328,900 and $894,321, respectively, from the Lector85 Investment under the hypothetical liquidation book value method.

Vernon Boulevard Investment

On July 24, 2020, we and a publicly-traded multifamily REIT (the “Preferred Co-Investor”) made a preferred equity investment in an entity that is developing a three-building multifamily apartment community in the Astoria neighborhood of Queens, New York (the “Project”). Our preferred contribution was $15,000,000 (the “Vernon Boulevard Investment”). The Preferred Co-Investor contributed $40,000,000. In connection with our investment, we entered a joint venture agreement with the Preferred Co-Investor as well as an entity owned by a New York-based real estate development, investment and management firm (the “Developer”) and a foreign fund. The Developer contributed approximately $62,000,000 in common equity and is the manager of the joint venture.

Pursuant to the terms of the joint venture agreement, the Vernon Boulevard Investment has a preferred return of 13% per annum and receives a profit participation upon a liquidity event, pari passu alongside the preferred equity contribution from the Preferred Co-Investor. Decisions of the members require approval of a majority in interest of the preferred equity holders and a majority in interest of the common holders. The Vernon Boulevard Investment has an expected redemption of July 2025 and is senior to the common equity. Additional funding for the Project will come from a $225,000,000 construction loan. The total development cost is estimated to be $342,000,000.

The $15,000,000 investment constitutes the full amount of our commitment. During the three and nine months ended September 30, 2020, we recorded equity in earnings of $379,167 from the Vernon Boulevard Investment under the hypothetical liquidation book value method.

5.    Real Estate Note Investment
During the three and nine months ended September 30, 2020, we issued approximately $1,488,000 and $4,942,000, respectively, of our $10,000,000 B note with the developer of Dolce Twin Creeks, Phase II, a 366-unit multifamily project in Allen Texas, bringing the total amount issued to approximately $6,736,000.

Net interest income from the Dolce B Note was $171,746 and $360,874 for the three and nine months ended September 30, 2020, respectively. No allowance was recorded on the Dolce B Note during this period.

6.    Credit Facilities
We have a credit facility agreement with Berkadia Commercial Mortgage, LLC (the "Berkadia Credit Facility"), for which we have an advance of $35,995,000 secured by Cottonwood West Palm. The advance is interest-only until maturity and bears a fixed interest rate of 3.93%. The advance matures on May 30, 2029 and can be prepaid subject to certain fees and conditions. There is no limit on the amount that we can draw on the Berkadia Credit Facility so long as we maintain the loan-to-value ratio and other requirements set forth in the loan documents.

On March 19, 2020, in conjunction with the acquisition of Cottonwood One Upland, we entered a secured revolving credit facility agreement with J.P. Morgan Chase Bank, N.A., an unaffiliated lender (the “JP Morgan Credit Facility”). Pursuant to the terms of the JP Morgan Credit Facility, we may obtain advances secured against Cottonwood One Upland up to the amount of $67,600,000, subject to certain debt service coverage ratio requirements. Upon the closing of Cottonwood One Upland, our initial advance was $50,000,000. During the three months ended September 30, 2020, our total borrowings on this credit facility decreased to $48,500,000.

The JP Morgan Credit Facility has an initial maturity date of March 19, 2023 with the option to extend for two one-year periods subject to the satisfaction of certain conditions set forth in the loan agreement. The advances carry an interest-only term and bear floating interest rates of 1-month LIBOR plus a spread ranging from 1.50% to 1.75%, depending on certain debt yield metrics set forth in the loan agreement and as evidenced by a promissory note. We have the right to prepay all or a portion of the JP Morgan Credit Facility at any time subject to certain conditions contained in the loan documents.

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

We were in compliance with all covenants associated with our outstanding credit facilities as of September 30, 2020.

7.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of September 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value:

	As of September 30, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Real estate note investment	$6,735,530	$6,735,530	$1,793,771	$1,793,771

Financial Liability:
Berkadia Credit Facility	$35,995,000	$39,603,000	$35,995,000	$37,410,000
JP Morgan Credit Facility	$48,500,000	$48,500,000	$—	$—
Series 2019 Preferred Stock	$20,561,909	$20,561,909	$1,198,000	$1,198,000

Our real estate note investment, Berkadia Credit Facility, JP Morgan Credit Facility and Series 2019 Preferred Stock are categorized as Level 3 in the fair value hierarchy.

8. Preferred Stock

The Series 2019 Preferred Stock has a fixed redemption date and is classified as a liability on the condensed consolidated balance sheet. Dividends to preferred stockholders, paid at an annual rate of 5.5%, are classified as interest expense on the condensed consolidated statement of operations.

During the nine months ended September 30, 2020 we raised approximately $19,364,000 of Series 2019 Preferred Stock. We incurred approximately $451,000 in dividends on our Series 2019 Preferred Stock for the nine months ended September 30, 2020. We had 2,063,146 and 119,800 shares of Series 2019 Preferred Stock outstanding as of September 30, 2020 and December 31, 2019, respectively.

9.    Stockholders' Equity
During the three months ended September 30, 2020 and 2019 we raised approximately $7,373,000 and $20,131,000 of common stock and paid approximately $1,091,000 and $563,000 in distributions to common stockholders, respectively. During the nine months ended September 30, 2020 and 2019 we raised approximately $27,399,000 and $66,890,000 of common stock and paid approximately $2,997,000 and $874,000 in distributions to common stockholders, respectively. As of September 30, 2020, we had 11,575,766 of common stock outstanding, of which 11,558,254 was Class A common stock and 17,512 was Class T common stock.

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

The number of units was awarded at the estimated value per share of our common stock of $10.00. Time based LTIP Units, whether vested or unvested, receive the same distribution per unit as common stockholders. Performance based LTIP units receive 10% of that amount per unit on the total target units during the performance period, whereupon the participant receives an additional grant of LTIP Units the equivalent of 90% of distributions that would have been paid on the earned units during the performance period. Share based compensation for these awards during the three and nine months ended September 30, 2020 was approximately $22,000 and $49,000, respectively.

10.    Related-Party Transactions
Asset management fees to our advisor for the three months ended September 30, 2020 and 2019 were $811,233 and $296,126, respectively. Asset management fees to our advisor for the nine months ended September 30, 2020 and 2019 were $1,941,542 and $453,851, respectively. Asset management fees waived by our advisor during the three and nine months ended September 30, 2020 were $48,543 and $188,333, respectively. There were $310,484 of asset management fees waived during the three and nine months ended September 30, 2019.

Acquisition expenses reimbursed to our advisor for the three and nine months ended September 30, 2020 and 2019 were not significant, as we have generally incurred and paid such expenses directly.

Reimbursable company operating expenses to our advisor or its affiliates for the three months ended September 30, 2020 and 2019 were $263,915 and $148,906, respectively. Reimbursable company operating expenses to our advisor or its affiliates for the nine months ended September 30, 2020 and 2019 were $732,998 and $399,391, respectively.

Property management fees to our property manager for the three months ended September 30, 2020 and 2019 were $108,067 and $38,753, respectively. Property management fees to our property manager for the nine months ended September 30, 2020 and 2019 were $269,525 and $53,297, respectively. Property management fees to our property manager are classified as property operations expense on the condensed consolidated statements of operations.

11.    Commitments and Contingencies
Dolce B Note

As of September 30, 2020, we had a remaining commitment of up to approximately $3,264,000 on the Dolce B-Note.

2980 Huron Investment

On October 25, 2019, we entered into a joint venture to provide $20,000,000 of preferred equity in an entity that has purchased and intends to develop 0.84 acres in the Union Station North neighborhood in downtown Denver, Colorado (the "2980 Huron Project"). Our contributions will only be made following the contribution of the full $17,500,000 of common equity by our joint venture partner. As of September 30, 2020, no draws have been made on our $20,000,000 commitment and we do not have commencement or completion dates for the 2980 Huron Project.

Pursuant to the joint venture agreement, our obligation to advance the funds for our preferred equity membership interest is subject to the satisfaction of certain conditions which have not been satisfied. Further, our contractual obligation to fund our preferred equity investment has expired. We can provide no assurance we will ultimately advance funds for the 2980 Huron Investment.

Litigation

As of September 30, 2020, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

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

No Series 2019 Preferred Stock shares were redeemed during the three or nine months ended September 30, 2020.

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

During the three and nine months ended September 30, 2020, we redeemed 31,307 and 0 shares of Class A and Class T common stock, respectively, pursuant to our share redemption program for $268,613, which was an average repurchase price of $8.58.

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

Status of the Private Offering

As of November 10, 2020, we had sold 2,620,480 shares of Series 2019 Preferred Stock for aggregate gross offering proceeds of $26,088,409. In connection with the sale of these shares in the Private Offering, the Company paid aggregate selling commissions of $1,704,428 and placement fees of $506,930.

Status of the Offering

As of November 10, 2020, we had sold 11,799,847 shares of our Class A common stock and 17,516 shares of our Class T common stock in the Offering for aggregate gross offering proceeds of $117,566,430. Included in these amounts were 140,781 shares of common stock sold pursuant to the DRP Program for aggregate gross offering proceeds of $1,407,811.

Dividends Paid - Series 2019 Preferred Stock

Subsequent to September 30, 2020 and through the date of this report, we paid $190,539 of dividends to holders of record of Series 2019 Preferred Stock at an effective annual rate of 5.5% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Dividends Declared - Series 2019 Preferred Stock

On November 11, 2020, our board of directors declared cash distributions at a daily distribution rate of $0.00150273 for December 2020 and declared cash distributions at a daily distribution rate of $0.00150685 for January and February 2021, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for the months of December 2020, January 2021 and February 2021.

Distributions Paid - Common Stock

Subsequent to September 30, 2020 and through the date of this report, we paid $962,567 of distributions to our common stockholders at an effective annual rate of 5.0% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Distributions Declared - Common Stock

Our board of directors has authorized cash distributions on the outstanding shares of our common stock based on daily record dates as follows:

Authorization Date	Period	Daily Distribution Amount	Annualized Rate (1)	Expected Payment
October 25, 2020	November 1, 2020 – November 30, 2020	$0.00136612	5%	December 2020
November 11, 2020	December 1, 2020 – December 31, 2020	$0.00136612	5%	January 2021
November 11, 2020	January 1, 2021 – January 31, 2021	$0.00136986	5%	February 2021
November 11, 2020	February 1, 2021 – February 28, 2021	$0.00136986	5%	March 2021
(1) Annualized rate is based on the $10.00 purchase price and assumes distributions are paid every day for a year at the daily distribution amount.

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
•We depend on our advisor to identify suitable investments and to manage our investments. There is no assurance that we will be able to successfully achieve our investment objectives.
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

On August 13, 2018, we commenced a best-efforts initial public offering (the "Offering") that consists of $750,000,000 in shares of common stock, made up of $675,000,000 in shares through our primary offering and $75,000,000 in shares through the distribution reinvestment plan (the "DRP Program") at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers in the primary offering) in both offerings. Effective October 15, 2019, we commenced offering two classes of our common stock: Class A and Class T. The share classes have a different selling commission structure; however, these offering-related expenses are being paid by our advisor. We are offering to sell any combination of Class A and Class T common stock in the Offering, with a dollar value up to the maximum offering amount.

On November 8, 2019, we launched a best-efforts private placement offering pursuant to which we are offering a maximum of $50,000,000 in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering"). Offering-related expenses in the Private Offering are paid by us.

We elected to be taxed as a REIT beginning with our taxable year ended December 31, 2019. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership. We are the general partner of the Operating Partnership.

As of September 30, 2020, we have raised gross proceeds of $20,561,909 from the sale of Series 2019 Preferred Stock in the Private Offering and $115,461,306 from the sale of our common stock in the Offering. We have primarily used the net proceeds to make investments in real estate related assets as further described below under Our Investments.

COVID-19 Pandemic and Multifamily Real Estate Outlook

The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The United States has reacted with various containment and mitigation efforts including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic is negatively impacting the real estate industry. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

Some of our tenants have suffered difficulties with their personal financial situations as a result of job loss or reduced income and a small percent of the multifamily tenants at our stabilized multifamily apartment communities have sought rent deferrals. Not all tenant requests will ultimately result in rent deferrals and rent deferrals to date have not had a significant impact on our operations. To date, the impact of COVID-19 on our stabilized multifamily apartment communities has been minimal. As of the end of October 2020, we had received tenant payments equal to 93.8% of the monthly tenant charges billed for the three months ended September 30, 2020. Collections and rent relief requests to date may not be indicative of collections or requests in any future period. Our results of operations have also been partially impacted as a result of waiving late fees and the suspension of evictions at our properties. In addition, although the development projects in which we have invested are currently proceeding on schedule, as a result of shutdowns, quarantines or actual viral health issues, construction and completion of the development projects in which we have invested may be delayed or may incur additional costs which would have an adverse impact on our income from real estate note and investment returns.

The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations, the personal financial position of our tenants, and the development projects in which we have invested remains uncertain and cannot be predicted with confidence and will depend on the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, notwithstanding the challenging economic circumstances created by the COVID-19 pandemic, we believe our focus on multifamily assets and the quality of the assets in our portfolio makes us better positioned relative to other classes of real estate to withstand many of the adverse impacts of the COVID-19 pandemic as housing is a basic need, rather than a discretionary expense. Further, we believe that factors impacting the prime United States renter demographic such as delayed major life decisions, increased levels of student debt and tight credit standards in the single-family home mortgage market continue to support the value proposition for owning multifamily apartment communities and related investments. We note that our stabilized multifamily apartment communities on a combined basis averaged higher than 90% occupancy as of September 30, 2020. Further, we have no debt maturing until March 2023 and are conservatively leveraged on our stabilized multifamily apartment communities with a total secured debt-to-total assets ratio of 41.2%.

Our Investments

At September 30, 2020, we had the following investments in multifamily apartment communities:

Investment Type	Multifamily Community Name	Status	Location	Units
Wholly-Owned	Cottonwood West Palm	Stabilized community	West Palm Beach, FL	245
Wholly-Owned	Cottonwood One Upland	Stabilized community	Greater Boston, MA	262
B Note	Dolce Twin Creeks, Phase II	Development project	Allen, TX	366
Preferred Equity	Lector85	Development project	Ybor City, FL	254
Preferred Equity	Vernon Boulevard	Development project	Queens, NY	534

We have also entered into an agreement to potentially provide a preferred equity investment for the 2980 Huron Project, a multifamily development in Denver, Colorado.

Investment Activity

On March 19, 2020, we acquired Cottonwood One Upland for $103,600,000, excluding closing costs. We funded the purchase with an initial draw of $50,000,000 from our $67,600,000 credit facility and proceeds from our offerings. Cottonwood One Upland was constructed in 2016 and encompasses 303,840 rentable square feet. Amenities include a swimming pool, clubhouse, outdoor amphitheater, and a dog park.

During the three and nine months ended September 30, 2020, we issued approximately $1,488,000 and $4,942,000, respectively, of our $10,000,000 B note commitment with the developer of Dolce Twin Creeks, Phase II, bringing the total amount issued to approximately $6,736,000.

During the three months ended March 31, 2020, we issued approximately $5,211,000 to our joint venture with Milhaus, LLC for the development of Lector85, a 254-unit multifamily project in Ybor City, Florida. This constituted the remaining amount of our $9,900,000 commitment and as such, no additional funding was required subsequent to March 31, 2020.

On July 24, 2020, we and a publicly-traded multifamily REIT (the “Preferred Co-Investor”) made a preferred equity investment in an entity that is developing a three-building multifamily apartment community in the Astoria neighborhood of Queens, New York (the “Project”). Our preferred contribution was $15,000,000 (the “Vernon Boulevard Investment”). The Preferred Co-Investor contributed $40,000,000. In connection with our investment, we entered a joint venture agreement with the Preferred Co-Investor as well as an entity owned by a New York-based real estate development, investment and management firm (the “Developer”) and a foreign fund. The Developer contributed approximately $62,000,000 in common equity and is the manager of the joint venture.

Pursuant to the terms of the joint venture agreement, the Vernon Boulevard Investment has a preferred return of 13% per annum and receives a profit participation upon a liquidity event, pari passu alongside the preferred equity contribution from the Preferred Co-Investor. Decisions of the members require approval of a majority in interest of the preferred equity holders and a majority in interest of the common holders. The Vernon Boulevard Investment has an expected redemption of July 2025 and is senior to the common equity. Additional funding for the Project will come from a $225,000,000 construction loan. The total development cost is estimated to be $342,000,000.

The Project is located on a 2.5 acre waterfront site and is expected to have 534 units with approximately 500 net rentable square feet of retail space. The Project will feature a central courtyard/green space and rooftop amenities including a 3,962-square-foot pool deck, outdoor barbecues and lounge areas. Indoor amenities will include a golf room, a music room, an arcade and party room, coworking spaces, and a communal lounge with unobstructed views of the East River and Manhattan skyline. The Project is located within a few blocks of the Astoria Ferry station and less than a mile from the nearest subway station. Construction has commenced on the Project with the majority of the foundation work already complete. The first units are scheduled for delivery in the second quarter of 2022.

Results of Operations

We commenced real estate operations on May 30, 2019 with the acquisition of Cottonwood West Palm and, as a result, we have omitted a comparison of the periods for the nine months ended September 30, 2020 as we do not believe this comparison is meaningful. Our results of operations for the three months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Revenues
Rental and other property revenues	$3,054,823	$1,180,972
Real estate note investment interest	171,746	16,699
Total revenues	3,226,569	1,197,671
Expenses
Property operations expense	1,358,507	661,181
Reimbursable operating expenses to related parties	263,915	148,906
Asset management fee to related party	811,233	296,126
Depreciation and amortization	2,295,445	1,270,577
General and administrative expenses	1,534,590	210,700
Total operating expenses	6,263,690	2,587,490
Other (expense) income
Equity in earnings of unconsolidated real estate entities	708,067	—
Interest income	6,887	137,543
Interest expense	(1,045,464)	(388,186)
Total other expense	(330,510)	(250,643)
Total expenses before asset management fee waiver	(6,594,200)	(2,838,133)
Asset management fee waived by Advisor	48,543	310,484
Net expenses after asset management fee waiver	(6,545,657)	(2,527,649)
Net loss	$(3,319,088)	$(1,329,978)

Weighted-average shares outstanding	11,225,384	6,091,617
Net loss per common share - basic and diluted	$(0.30)	$(0.22)

We incurred net losses of $3,319,088 and $1,329,978 for the three months ended September 30, 2020 and 2019, respectively. The change was primarily driven by additional operating activity and asset management fees resulting from the acquisition of One Upland in March 2020. General and administrative expenses for the three months ended September 30, 2020 also increased compared to the same period in the prior year primarily due to non-recurring legal and financial advisor costs in connection with our evaluation of a strategic transaction. These increases in net losses were partially offset by $708,067 of equity in earnings related to our Vernon Boulevard and Lector85 investments which were funded after September 30, 2019.

We expect our results of operations in future periods to fluctuate as we continue to deploy capital in strategic real estate investments. Changes in occupancy, fluctuations due to changes in the variable interest rate on our JP Morgan Credit Facility and impacts of the COVID-19 pandemic as discussed above could also affect our operating results

As of September 30, 2020, West Palm was occupied at a rate of 91.8% and One Upland was occupied at a rate of 93.9%.

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

The following table presents the calculation of FFO and Core FFO:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net loss	$(3,319,088)	$(1,329,978)
Adjustments:
Real estate-related depreciation and amortization	2,295,445	1,270,577
FFO	(1,023,643)	(59,401)
Adjustments:
Amortization of real estate note investment issuance costs	12,218	—
Accretion of discount on preferred stock	133,597	—
Amortization of debt issuance costs	58,637	26,677
Acquisition fees and expenses	1,187,131	11,852
Accretion of below market leases	(22,310)	—
Core FFO	$345,630	$(20,872)

FFO per share - basic and diluted	$(0.09)	$(0.01)
Core FFO per share - basic and diluted	$0.03	$0.00
Weighted average shares outstanding	11,225,384	6,091,617

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

Our conflicts committee determined that the relationship of our total operating expenses and its net assets was justified for the four fiscal quarters ended September 30, 2020 given the costs of operating a public company and the early stage of our operations and approved total operating expenses in excess of the operating expense reimbursement obligation in the third quarter of 2020.

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

At September 30, 2020, we had the Berkadia Credit Facility, secured by Cottonwood West Palm, and the JP Morgan Credit Facility, secured by Cottonwood One Upland, for which we have advances of $35,995,000 and $48,500,000, respectively. There is no limit on the amount that we can draw on the Berkadia Credit Facility so long as we maintain the loan-to-value ratio and other requirements as set forth in the loan documents. We may obtain advances secured against One Upland up to $67,600,000 on the JP Morgan Credit Facility, as well as finance other future acquisitions up to $125,000,000. We can draw upon or pay down these credit facilities at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents.

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

We elected to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 2019. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$175,357	$192,451
Net cash used in investing activities	(79,053,573)	(32,364,478)
Net cash provided by financing activities	39,192,488	65,502,776
Net (decrease) increase in cash and cash equivalents and restricted cash	$(39,685,728)	$33,330,749

Cash flows provided by operating activities were $175,357 during the nine months ended September 30, 2020, primarily as a result of tenant receipts, interest income received on the Dolce B-Note, and interest received for cash on deposit combined with the deferral of payment on accounts payable, accrued expenses, and other liabilities. Cash flows provided by operating activities during the nine months ended September 30, 2019 were $192,451, primarily as a result of four months of real estate income since the acquisition of Cottonwood West Palm combined with the deferral of payment on accounts payable, accrued expenses and other liabilities.

Cash flows used in investing activities were $79,053,573 during the nine months ended September 30, 2020, due to our purchase of Cottonwood One Upland, the Vernon Boulevard Investment, the Lector85 Investment, and the Dolce B-Note, as well as cash invested in capital improvements. Cash flows used in investing activities were $32,364,478 during the nine months ended September 30, 2019, primarily due to our purchase of Cottonwood West Palm and draws on the Dolce B-Note.

Cash flows provided by financing activities were $39,192,488 during the nine months ended September 30, 2020, driven mainly by the net proceeds we received from the issuance of our common stock and our Series 2019 Preferred Stock, offset partially by distributions paid to common stockholders and net repayments made on our JP Morgan Credit Facility. Cash flows provided by financing activities were $65,502,776 during the nine months ended September 30, 2019, due to the net proceeds we received from the issuance of our common stock, which were offset partially by distributions paid to common stockholders.

Distributions

Distributions declared, distributions paid and cash flow used in operating activities were as follows:

			Distributions Paid(3)
Three Months Ended	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested (DRP)	Total	Cash Provided By (Used In) Operating Activities
March 31, 2020	$1,183,119	0.11648918	$888,805	$237,326	$1,126,131	$571,878
June 30, 2020	1,309,923	0.12054900	1,017,593	274,570	1,292,163	(32,296)
September 30, 2020	1,412,921	0.12205853	1,090,610	293,235	1,383,845	(364,225)
Total	$3,905,963		$2,997,008	$805,131	$3,802,139	$175,357

(1) Distributions for the periods from January 1, 2020 through September 30, 2020 were based on daily record dates and were calculated at a rate of $0.00136612 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.

For the three months ended September 30, 2020, we paid aggregate distributions of $1,383,845, including $1,090,610 distributions paid in cash and $293,235 of distributions reinvested through our distribution reinvestment plan. For the nine months ended September 30, 2020, we paid aggregate distributions of $3,802,139, including $2,997,008 distributions paid in cash and $805,131 of distributions reinvested through our distribution reinvestment plan. Our net loss for the nine months ended September 30, 2020 was $6,756,268. Cash flows provided by operating activities for the nine months ended September 30, 2020 was $175,357. We funded our total distributions paid, which includes net cash distributions and distributions reinvested by shareholders, with $571,878 prior period cash provided by operating activities and $3,230,261 of offering proceeds. Generally, for purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2019 for discussions of our critical accounting policies. As of September 30, 2020, our critical accounting policies have not changed from those described in that report.

Subsequent Events
Status of the Private Offering

As of November 10, 2020, we had sold 2,620,480 shares of Series 2019 Preferred Stock for aggregate gross offering proceeds of $26,088,409. In connection with the sale of these shares in the Private Offering, the Company paid aggregate selling commissions of $1,704,428 and placement fees of $506,930.

Status of the Offering

As of November 10, 2020, we had sold 11,799,847 shares of our Class A common stock and 17,516 shares of our Class T common stock in the Offering for aggregate gross offering proceeds of $117,566,430. Included in these amounts were 140,781 shares of common stock sold pursuant to the DRP Program for aggregate gross offering proceeds of $1,407,811.

Dividends Paid - Series 2019 Preferred Stock

Subsequent to September 30, 2020 and through the date of this report, we paid $190,539 of dividends to holders of record of Series 2019 Preferred Stock at an effective annual rate of 5.5% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Dividends Declared - Series 2019 Preferred Stock

On November 11, 2020, our board of directors declared cash distributions at a daily distribution rate of $0.00150273 for December 2020 and declared cash distributions at a daily distribution rate of $0.00150685 for January and February 2021, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for the months of December 2020, January 2021 and February 2021.

Distributions Paid - Common Stock

Subsequent to September 30, 2020 and through the date of this report, we paid $962,567 of distributions to our common stockholders at an effective annual rate of 5% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Distributions Declared - Common Stock

Our board of directors has authorized cash distributions on the outstanding shares of our common stock based on daily record dates as follows:

Authorization Date	Period	Daily Distribution Amount	Annualized Rate (1)	Expected Payment
October 25, 2020	November 1, 2020 – November 30, 2020	$0.00136612	5%	December 2020
November 11, 2020	December 1, 2020 – December 31, 2020	$0.00136612	5%	January 2021
November 11, 2020	January 1, 2021 – January 31, 2021	$0.00136986	5%	February 2021
November 11, 2020	February 1, 2021 – February 28, 2021	$0.00136986	5%	March 2021
(1) Annualized rate is based on the $10.00 purchase price and assumes distributions are paid every day for a year at the daily distribution amount.

Holders of our common stock may choose to receive cash distributions or purchase additional shares.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, we were not involved in any material legal proceedings.

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

As of September 30, 2020, we had sold 11,589,561 and 17,512 shares of Class A and Class T common stock, respectively, in the Offering for aggregate gross offering proceeds of approximately $115,461,000, including 120,673 combined shares of Class A or Class T common stock in the DRP Offering for aggregate gross offering proceeds of $1,206,734.

As of September 30, 2020, organization and offering costs of approximately $13,341,000 have been incurred by our advisor in connection with the Offering. Our advisor is obligated to pay all organization and offering costs in connection with the Offering on our behalf.

Proceeds from the Offering will be used to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets, including potential development projects, located throughout the United States. As of September 30, 2020, we had used the proceeds from the Offering, the Private Offering, and debt financing to invest approximately $202,795,000 in our multifamily apartment community investments.

Share Repurchase Program

Information regarding the shares available for repurchase under our share repurchase program and the price at which we repurchase shares is found in Note 11 to our condensed consolidated financial statements in Part I of this report.

As of September 30, 2020, we redeemed 31,307 and 0 shares of Class A and Class T common stock, respectively, in the Offering pursuant to our share redemption program for $268,613, which was an average repurchase price of $8.58. During the nine months ended September 30, 2020, we fulfilled all redemption requests eligible for redemption under our share repurchase program and received in good order. We funded redemptions under our share repurchase program with the proceeds from our distribution reinvestment plan.

The total amount of aggregate repurchased shares will be limited to 5% of the weighted average number of shares of common stock outstanding during the prior calendar year. In addition, during any calendar year, we may redeem only the number of shares that we could purchase with the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year. Following the redemptions during the nine months ended September 30, 2020, we have $132,990 available for redemption of shares eligible for redemption for the remainder of 2020.

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

Dated: November 13, 2020