Form 10-K
period 2020-12-31
Cottonwood Communities, Inc.
filed 2021-03-26
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________________________

FORM 10-K
________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

1245 Brickyard Road, Suite 250, Salt Lake City, UT 84106
(Address of principal executive offices) (Zip code)

(801) 278-0700
(Registrant's telephone number, including area code)

________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Class A common stock, $0.01 par value per share
Class T common stock, $0.01 par value per share
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. On August 13, 2018 the registrant launched its initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11 (File No. 333-215272), which shares were most recently offered at $10.00 per share, with discounts available for certain categories of purchasers. The registrant suspended its initial public offering on December 22, 2020 while the registrant pursues a material business combination. There were 10,846,312 shares of common stock held by non-affiliates at June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 25, 2021, there were 12,214,771 and 17,518 shares of the registrant's Class A common stock and Class T common stock outstanding, respectively.

Cottonwood Communities, Inc.
Form 10-K
For the Year Ended December 31, 2020

Part I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. You should not rely on these forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our actual results, performance and achievements may be materially different from those expressed or implied by these forward-looking statements.

For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements, see the risks identified in "Summary Risk Factors" below and in Part I, Item 1A of this Annual Report on Form 10-K (the "Annual Report").

SUMMARY RISK FACTORS

The following is a summary of the principal risks that could adversely affect our business, financial condition, results of operations and cash flows and an investment in our common stock. This summary highlights certain of the risks that are discussed further in this Annual Report but does not address all the risks that we face. For additional discussion of the risks summarized below and a discussion of other risks that we face, see “Risk Factors” in Part I, Item 1A of this Annual Report. You should interpret many of the risks identified in this summary and under “Risk Factors” as being heightened as a result of the ongoing and numerous adverse impacts of the novel coronavirus disease (“COVID-19”) pandemic.

•The COVID-19 pandemic, together with the resulting measures imposed to contain the virus, has had a negative impact on the economy and business activity globally. Although we have not seen a material impact on our operations to date, the extent to which the COVID-19 pandemic may impact our operations, the personal financial position of our tenants and the development projects in which we have invested remains uncertain and cannot be predicted with confidence.
•Risks related to the proposed mergers, as discussed under Item 1. "Business" below, including that the mergers will not be consummated, the disruption of management’s attention from our ongoing business operations due to the proposed mergers, and that the mergers may not be accretive to the company.
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

ITEM 1. BUSINESS

References herein to the "Company," "CCI," "we," "us," or "our" refer to Cottonwood Communities, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

General Description of Business and Operations

Cottonwood Communities, Inc. is a Maryland corporation formed on July 27, 2016 to invest primarily in multifamily apartment communities and multifamily real estate-related assets throughout the United States. We currently seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market). We do not expect to be able to achieve the balance of these allocations until we have raised substantial proceeds in the Offering (as defined below). Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. If the CRII Merger (as defined below) is consummated, we expect our board of directors to revisit our targeted portfolio allocation given the asset profile of the combined company.

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

We have registered a public offering of $750,000,000 in shares of common stock (the “Offering”), consisting of $675,000,000 in shares of common stock offered in our primary offering and $75,000,000 in shares of common stock offered pursuant to our distribution reinvestment plan (the "DRP Offering”) at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers) in both the primary and the DRP Offering. Our common stock has two classes, Class A and Class T. The share classes have a different selling commission structure; however, these offering-related expenses are being paid by our advisor without reimbursement by us. We have registered to sell any combination of Class A and Class T common stock in the Offering, with a dollar value up to the maximum offering amount. The Offering commenced in August 2018 and is currently suspended as of December 2020 while we pursue the proposed mergers described below.

On November 8, 2019, we launched a best-efforts private placement offering exempt from registration under the Securities Act pursuant to which we initially offered a maximum of $50,000,000 in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering"). Offering-related expenses in the Private

Offering are paid by us. On March 23, 2021, our board of directors approved an increase in the size of the offering to $100,000,000.

We operate under the direction of our board of directors. Our board of directors has retained CC Advisors III, LLC (our “advisor" or "CC Advisors III") to conduct our operations and manage our portfolio of real estate investments, subject to the supervision of the board of directors. Our advisor is an affiliate of our sponsor. We have no paid employees.

We elected to be taxed as a REIT beginning with our taxable year ending December 31, 2019. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through Cottonwood Communities O.P., LP (the "Operating Partnership" or "CCOP"). We are the general partner of the Operating Partnership.

As of December 31, 2020, we have raised gross proceeds of $32,932,909 from the sale of Series 2019 Preferred Stock in the Private Offering and $121,996,723 from the sale of our common stock in the Offering. We owned two multifamily apartment communities located in separate states, issued a B Note secured by a deed of trust on a multifamily development project, and made preferred equity investments in three multifamily development projects located in separate states.

Pending Mergers

On January 26, 2021, we entered into merger agreements (as described below) to acquire each of Cottonwood Residential II, Inc. (“CRII”), Cottonwood Multifamily REIT I, Inc. (“CMRI”), and Cottonwood Multifamily REIT II, Inc. (“CMRII”). All of the mergers are stock-for-stock transactions whereby each of CRII, CMRI, and CMRII will be merged into a wholly owned subsidiary of us (collectively, the “Mergers”). None of the Mergers are contingent upon the closing of any of the other Mergers; however, under certain circumstances, CMRI and CMRII may opt not to close if the CRII merger does not occur. Each of the Mergers is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.

If approved by the stockholders and the unitholders, as applicable, and the other closing conditions are met or waived, the Mergers will combine four portfolios of multifamily apartment communities and other real estate-related investments located predominantly in growth markets across the United States and create a $1.5 billion multifamily REIT. We expect the combined company to benefit from improved scale and operating efficiencies, enhanced geographic diversification and expanded access to capital to pursue potential accretive transactions.

Further, as a result of the merger with CRII, CRII’s affiliate property manager, which currently manages over 13,000 units, including approximately 8,600 for Cottonwood affiliates (including us), will become wholly owned by us.

CRII Merger

On January 26, 2021, we, the Operating Partnership, Cottonwood Communities GP Subsidiary, LLC, a wholly owned subsidiary of CCI (“Merger Sub”), CRII and Cottonwood Residential O.P., LP (“CROP”) entered into an Agreement and Plan of Merger (the “CRII Merger Agreement”).

Subject to the terms and conditions of the CRII Merger Agreement, (i) CRII will merge with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of us (the “CRII Company Merger”) and (ii) the Operating Partnership will merge with and into CROP, with CROP surviving (the “CROP Merger” and, together with the CRII Company Merger referred to as the “CRII Merger”). At such time, the separate existence of CRII and the Operating Partnership will cease.

At the effective time of the CRII Company Merger, (i) each issued and outstanding share of CRII’s common stock (the “CRII Common Stock”) will be converted into 2.015 shares of shares of our Class A common stock (the “CCI Common Stock”), as may be adjusted if the CCA Note Distribution (as described below) is not effected, (ii) each issued and outstanding share of Series 2016 preferred stock of CRII (the “CRII Series 2016 Preferred Stock”) will be converted into one share of newly designated Series 2016 preferred stock of us (the “CCI Series 2016 Preferred Stock”), and (iii) each issued and outstanding share of Series 2017 preferred stock of CRII (the “CRII Series 2017 Preferred Stock”) will be converted into one newly designated share of Series 2017 preferred stock of us (the “CCI Series 2017 Preferred Stock”).

The CRII Merger Agreement provides for an alternative exchange ratio of 2.10 shares of CCI Common Stock for each share of CRII Common Stock if the CCA Note Distribution has not occurred. The CCA Note Distribution refers to the distribution by CROP of an approximately $13 million note dated January 1, 2021 issued by Cottonwood Communities

Advisors, LLC, the parent entity of our advisor, in favor of CROP (“CCA Note”). Prior to closing the CRII Merger, CRII intends to effect the CCA Note Distribution pursuant to which CROP will distribute interests in the CCA Note to the holders of participating partnership units of CROP and, thereafter, CRII will distribute its interest in the CCA Note to its common stockholders.

At the effective time of the CROP Merger, each participating partnership unit of CROP (i.e., all CROP partnership units other than preferred units) issued and outstanding immediately prior to the CROP Merger will be split into 2.015 participating partnership units of CROP (or 2.10 participating partnership units if the CCA Note Distribution has not occurred) (the “CROP Unit Split”). Immediately following the CROP Unit Split, (i) each issued and outstanding Series 2019 preferred unit of the Operating Partnership (the “CCOP Series 2019 Preferred Stock”) will convert into the right to receive one Series 2019 preferred unit of CROP (the “CROP Series 2019 Preferred Unit”), the terms of which will mirror the CCOP Series 2019 Preferred Stock, (ii) each issued and outstanding LTIP Unit of CCOP (the “CCOP LTIP Units”) will convert into the right to receive one LTIP Unit of CROP, the terms and conditions of which will mirror the CCOP LTIP Units, (iii) each issued and outstanding Special LTIP Unit of CCOP (the “CCOP Special LTIP Units”) will convert into the right to receive one Special LTIP Unit of CROP, the terms and conditions of which will mirror the CCOP Special LTIP Units, and (iv) except as set forth above, each issued and outstanding general partner unit of the Operating Partnership and CCOP Common Unit will convert into the right to receive one common limited partner unit of CROP (“CROP Common Unit”). After giving effect to the CROP Unit Split, each CROP Common Unit, general partner unit and LTIP unit issued and outstanding immediately prior to the effective time of the CROP Merger will remain outstanding, and each CROP preferred unit issued and outstanding immediately prior to the effective time of the CROP Merger will remain outstanding and continue to be held by the entity surviving the CRII Company Merger.

CMRI Merger

On January 26, 2021, we, the Operating Partnership, Merger Sub, CMRI and Cottonwood Multifamily REIT I O.P., LP (“CMRI OP”) entered into an Agreement and Plan of Merger (the “CMRI Merger Agreement”).

Subject to the terms and conditions of the CMRI Merger Agreement, (i) CMRI will merge with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of CCI (the “CMRI Company Merger”) and (ii) CMRI OP will merge with and into the Operating Partnership or its successor, with the Operating Partnership or its successor surviving (the “CMRI OP Merger” and, together with the CMRI Company Merger referred to as the “CMRI Merger”). At such time, the separate existence of CMRI and CMRI OP will cease.

At the effective time of the CMRI Company Merger, each issued and outstanding share of CMRI’s common stock (the “CMRI Common Stock”) will be converted into the right to receive 1.175 shares of the CCI Common Stock.

At the effective time of the CMRI OP Merger, each partnership unit of CMRI OP outstanding immediately prior to the effective time of the CMRI OP Merger will be split so that the total number of partnership units of CMRI OP then outstanding equals the number of shares of CMRI Common Stock that were outstanding immediately prior to the effective time of the CMRI OP Merger (the “CMRI OP Unit Split”). Immediately following the CMRI OP Unit Split, each partnership unit of CMRI OP outstanding immediately prior to the effective time of the CMRI OP Merger will convert into the right to receive 1.175 common limited partner units in the Operating Partnership (“CCOP Common Units”). If the CRII Merger closes before the CMRI Merger, CMRI OP will merge with and into CROP, the operating partnership of CRII, with CROP surviving, and the holders of CMRI OP partnership units will receive common limited partner units in CROP at the same exchange ratio.

CMRII Merger

On January 26, 2021, we, the Operating Partnership, Merger Sub, CMRII and Cottonwood Multifamily REIT II O.P., LP (“CMRII OP”) entered into an Agreement and Plan of Merger (the “CMRII Merger Agreement”).

Subject to the terms and conditions of the CMRII Merger Agreement, (i) CMRII will merge with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of CCI (the “CMRII Company Merger”) and (ii) CMRII OP will merge with and into the Operating Partnership or its successor, with the Operating Partnership or its successor surviving (the “CMRII OP Merger” and, together with the CMRII Company Merger referred to as the “CMRII Merger”). At such time, the separate existence of CMRII and CMRII OP will cease.

At the effective time of the CMRII Company Merger, each issued and outstanding share of CMRII’s common stock (the “CMRII Common Stock”), will be converted into the right to receive 1.072 shares of CCI Common Stock.

At the effective time of the CMRII OP Merger, each partnership unit of CMRII OP outstanding immediately prior to the effective time of the CMRII OP Merger will be split so that the total number of partnership units of CMRII OP then outstanding equals the number of shares of CMRII Common Stock that were outstanding immediately prior to the effective time of the CMRII OP Merger (the “CMRII OP Unit Split”). Immediately following the CMRII OP Unit Split, each partnership unit of CMRII OP outstanding immediately prior to the effective time of the CMRII OP Merger will convert into the right to receive 1.072 CCOP Common Units. If the CRII Merger closes before the CMRII Merger, CMRII OP will merge with and into CROP, the operating partnership of CRII, with CROP surviving, and the holders of CMRII OP partnership units will receive common limited partner units in CROP at the same exchange ratio.

The foregoing descriptions of the Mergers are not complete and are subject to and qualified in their entirety by reference to the respective merger agreements, copies of which were filed as exhibits to our Current Report on Form 8-K filed with the SEC on February 1, 2021. There is no guarantee that the Mergers will be consummated.

Changes to Initial Public Offering

Background

Our board of directors and management team believe the best opportunity for us to meet our investment objectives following the closing of the CRII Merger is to implement certain changes to our equity capital raising strategy, including to our plan of distribution with the designation of new share classes, our advisory fee structure and our share repurchase program. We believe these changes will enhance our equity capital raising efforts, diversify and grow our portfolio for the benefit of our stockholders and increase liquidity to our stockholders in excess of what is currently offered.

We have summarized below the changes to the Offering and our share repurchase plan that our board of directors has approved for implementation following the CRII Merger. While these are our current intentions, our board of directors may change any aspect of it without stockholder approval. Such changes may be deemed appropriate for a variety of reasons, including but not limited to regulatory, capital-raising or business considerations, all of which can change over time.

New Share Classes

When we resume the Offering following the closing of the CRII Merger, we will offer different classes of common stock that will have different combinations of upfront and deferred selling commissions and other fees payable to our dealer manager and participating broker-dealers. We believe that having a number of different share classes with different distribution compensation structures will improve our ability to sell shares and raise capital in the current market. Our board of directors has approved articles of amendment to rename and redesignate our current Class T common stock as “Class TX” common stock and articles supplementary to classify three new classes of common stock: Class T, D and I common stock.

We intend that the upfront and deferred selling commissions will be borne by the new investors in the Offering. The fees payable to our dealer manager and participating broker-dealers in connection with the Offering as well as the other offering expenses in connection the Offering would be borne by us (subject to certain limitations as described further below), which expenses would impact our current stockholders and new stockholders.

Monthly Net Asset Value ("NAV") Determinations

Following the CRII Merger, we intend to calculate our NAV monthly. Our NAV will be determined pursuant to valuation guidelines adopted by our board of directors which we expect to be consistent with industry practice. We believe more frequent NAV calculations will improve our ability to offer and repurchase our shares at the most fair prices, and also improve visibility and transparency into our performance.

Revised Advisory Fee Structure

Upon the closing of the CRII Merger, we will enter into the Amended and Restated Advisory Agreement and, upon the closing of the CROP Merger, CROP (our successor operating partnership following the CROP Merger) will enter into the Amended and Restated CROP Partnership Agreement. These agreements revise the compensation payable and the expenses that may be reimbursed to our advisor for its services. Additional information about these fees is provided in Part III "Item 13. Certain Relationships and Related Transactions and Director Independence."

Revised Share Repurchase Program.

Our board of directors has adopted a revised share repurchase program to be effective following the CRII Merger. This revised share repurchase program provides that we may make monthly redemptions with an aggregate value of up to 5% of our NAV each quarter. In addition, we have removed the funding restrictions from the share repurchase program. For newly designated share classes purchased after we resume the Offering, the redemption price will be equal to the most recently disclosed monthly NAV, or at 95% of the most recently disclosed NAV if the shares have been held for less than a year. For shares currently outstanding, our Class A and our Class T (which will be renamed and reclassified to Class TX, as noted above) common stock, the repurchase price will not change except that stockholders may have their shares repurchased at 100% of NAV after a five-year hold period.

Economic Dependency

We are dependent on our advisor and its affiliates and the dealer manager for certain services that are essential to us, including the sale of our shares in our public and private offering; the identification, evaluation, negotiation, origination, acquisition and disposition of investments; management of the daily operations of our investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

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

Upon the closing of the CRII Merger, we will acquire the personnel who have historically performed certain services for us on behalf of our advisor, including property management, legal, accounting, property development oversight and certain services relating to construction management, shareholders, human resources, renter insurance and information technology. As a result, we will no longer engage an affiliated property manager for property management services. In addition, as a result of the CRII Merger, we will directly employ our Chief Legal Officer and Chief Accounting Officer. We will continue to rely on the employees of our advisor and its affiliates to serve as certain of our other executive officers and for those services not provided by the personnel acquired.
Principal Executive Office
Our principal executive offices are located at 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106. Our website address is www.cottonwoodcommunities.com.
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

Item 1A. Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Our shareholders may be referred to as “you” or “your” and Cottonwood Communities is referred to as CCI in this Item 1A. “Risk Factors” section.

References to the Fully Combined Company are to the combined company after the proposed mergers with CRII, CMRI and CMRII are complete. If approved by the shareholders and unitholders, as applicable, we expect to the Mergers to be completed in the second and third quarter of 2021. If the Mergers are completed, CROP will become our operating partnership, the ownership structure of our advisor will change, we will enter a new advisory agreement and employ certain individuals directly, and we will resume the initial public offering with revised terms. See Part I, Item 1. “Business” for additional information. As a result, if the Mergers are completed, certain of the risks described below will change accordingly.

Risks Related to an Investment in our Common Stock

Because no public trading market for your shares currently exists, it will be difficult for you to sell your shares and, if you are able to sell your shares, you will likely sell them at a substantial discount to the offering price.

There is currently no public market for our shares and we currently have no plans to list our shares on a securities exchange. Our charter does not require our directors to seek shareholder approval to liquidate our assets and dissolve by a specified date or at all, nor does our charter require our directors to list our shares for trading on a national securities exchange by a specified date or at all. Any subsequent sale must comply with applicable state and federal securities laws. Our charter prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our share repurchase program includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend, or terminate our share repurchase program upon 15 days’ notice to our shareholders. On December 22, 2020, we suspended our share repurchase program while we evaluated the Mergers. Although our board of directors expects to resume our share repurchase program upon the closing of the Mergers, we can provide no assurances when that will occur. Therefore, it will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you will likely have to sell them at a substantial discount to their offering price. It is also likely that your shares will not be accepted as the primary collateral for a loan. You should purchase our shares only as a long-term investment because of the illiquid nature of the shares.

We face significant competition for multifamily apartment communities and multifamily real estate-related assets, which may limit our ability to acquire suitable investments and achieve our investment objectives or make distributions.

We compete to acquire multifamily apartment communities and multifamily real estate-related assets with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire properties, than we do. We cannot be sure that the board of directors and our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if investments are made, our objectives will be achieved.

If we are unable to find suitable investments we may not be able to achieve our investment objectives or make distributions.

We may suffer from delays in locating suitable investments. In addition, our reliance on our advisor and sponsor and the real estate professionals that such persons retain to identify suitable investments for us at times when such persons are simultaneously seeking to identify suitable investments for other affiliated programs could also delay the investment in suitable opportunities for us. Delays we encounter in the selection and acquisition of income-producing multifamily apartment communities or the acquisition or origination of multifamily real estate-related assets would likely limit our ability to make distributions to you and reduce your overall returns.

Furthermore, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.

Our success is dependent on general market and economic conditions.

The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. Our sponsor’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on its businesses and operations (including our advisor).

A recession, slowdown and/or sustained downturn in the U.S. real estate market, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We could also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our investments capital structures.

For example, during the financial crisis, the availability of debt financing secured by commercial real estate was significantly restricted as a result of a prolonged tightening of lending standards. Due to the uncertainties created in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions and their ability to even make acquisitions or tenant improvements to existing holdings. Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we would otherwise make.

Because our shareholders will not have the opportunity to evaluate any investments we may make before we make them, we are considered to be primarily a blind pool. We may make investments with which our shareholders do not agree.

We are considered to be a “blind pool” and we are not able to provide you with any information to assist you in evaluating the merits of any specific assets that we may acquire. We seek to invest substantially all of the proceeds from our offering in the acquisition of or investment in interests in multifamily apartment communities and multifamily real estate-related assets. As of December 31, 2020, we owned two multifamily apartment communities located in separate states, issued a B Note secured by a deed of trust on a multifamily development project, and made preferred equity investments in three multifamily development projects located in separate states. Our advisor and board of directors have broad discretion when identifying, evaluating and making such investments. You will have no opportunity to evaluate the transaction terms or other financial or operational data concerning specific investments before we invest in them. Furthermore, our advisor and board of directors have broad discretion in implementing policies regarding tenant or mortgagor creditworthiness and you will likewise have no opportunity to evaluate potential tenants, managers or borrowers. As a result, you must rely on our advisor and board of directors to identify and evaluate our investment opportunities, and they may not be able to achieve our business objectives, may make unwise decisions or may make investments with which you do not agree.

If we do not raise significant offering proceeds, adverse investment performance, increased expenses, and our fixed operating expenses will have a more significant adverse impact on our ability to achieve our business objectives and to make distributions than if we raise significant proceeds in our offering.

Our common stock is being offered on a “best-efforts” basis and no individual, firm or corporation has agreed to purchase any of our common shares in our offering. If we do not raise significant offering proceeds, we may make fewer investments than we would if we are able to raise significant funds in our offering. In that case, the likelihood that any single asset’s performance would adversely affect our profitability increases. In addition, we incur certain fixed operating expenses, such as costs incurred to secure insurance for our officers and directors, regardless of our size. Our failure to raise significant offering proceeds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and cash flow and limiting our ability to make distributions to you.

If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our assets and our ability to make distributions than if we had a diversified investment portfolio.

While we intend to diversify our portfolio of investments, we are not required to observe specific diversification criteria. Therefore, our investments in multifamily apartment communities and multifamily real estate-related assets may be concentrated in assets that are subject to higher risk of foreclosure or concentrated in a limited number of geographic locations. As of December 31, 2020, approximately 31% and 50% of our total investments were in Florida and Massachusetts, respectively. To the extent that our portfolio is concentrated in limited geographic regions, downturns relating generally to such region may result in defaults on a number of our investments within a short time period, which may reduce our net income and the value of our common stock and accordingly limit our ability to make distributions to you.

We have little operating history and we may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our shareholders.

We are a recently formed company and we have little operating history. We were incorporated in the State of Maryland on July 27, 2016. As of December 31, 2020, we owned two multifamily apartment communities located in separate states, issued a B Note secured by a deed of trust on a multifamily development project, and made preferred equity investments in three multifamily development projects located in separate states. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. We can provide no assurance that our performance will replicate the past performance of CROP, CRII or any program sponsored by CROP, or CRII Our investment returns could be substantially lower than the returns achieved by CROP., and CRII The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.

We are dependent upon our advisor and its affiliates and any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our shareholders’ investment.

We are dependent on our advisor to manage our operations and our portfolio of multifamily apartment communities and multifamily real estate-related assets. Any adverse change in the financial condition of our advisor or our relationship with our advisor could hinder its ability to successfully manage our operations and our portfolio of investments.

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor, which is an affiliate of CROP, the operating partnership of CRII, our sponsor. CRII’s and CROP’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. To the extent CRII no longer acts as our sponsor or any decline in its or CROP’s revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer. If our relationship with our advisor, its affiliates and their real estate professionals is terminated for any reason, it will be difficult for us to implement our business strategy or manage our portfolio unless we engage another party to provide the services to be provided by our advisor, its affiliates and employees.

We have paid distributions from offering proceeds. In the future we may continue to fund distributions with offering proceeds. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment in multifamily apartment communities and multifamily real estate-related assets and the overall return to our shareholders may be reduced.

Our charter permits us to make distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We intend to make distributions on our common stock on a per share basis with each share receiving the same distribution. If we fund distributions from financings, the proceeds from offerings or other sources, we will have less funds available for investment in multifamily apartment communities and other multifamily real estate-related assets and the number of real estate properties that we invest in and the overall return to our shareholders may be reduced. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of multifamily real estate-related assets, this will affect our ability to generate cash flows from operations in future periods.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments. During the early stages of our operations, it is likely that we will use sources of funds which may constitute a return of capital to fund distributions. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to make distributions solely from our cash flow from operations. Further, because we may receive income from our investments at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our existence and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will make these distributions in advance of our actual receipt of these funds. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. In these instances, we expect to look to third party borrowings to fund our distributions. We may also fund such distributions from the sale of assets. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our shareholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a shareholder’s basis in our stock will be reduced and, to the extent distributions exceed a shareholder’s basis, the shareholder may recognize capital gain.

For the year ended December 31, 2020, we made aggregate distributions of $5,251,743, including $4,145,377 distributions paid in cash and $1,106,366 of distributions reinvested through our distribution reinvestment plan. Our net loss for the year ended December 31, 2020 was $8,551,339. Cash flows used in operating activities for the year ended December 31, 2020 was $2,815,684. We funded our total distributions paid during 2020, which includes net cash distributions and distributions reinvested by shareholders, with $571,878 prior period cash provided by operating activities and $4,679,865 of offering proceeds. From July 27, 2016 (inception) through December 31, 2020, we incurred cumulative distributions of $7,767,642 and our cumulative net loss during the same period was $11,947,742. Generally, for purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments.

The value of a share of our common stock may be diluted if we pay stock dividends.

Our board of directors may declare stock dividends. Although there are a number of factors that would be considered in connection with such a declaration, we expect such stock dividends are most likely to be declared if our board of directors believes that (i) our portfolio has appreciated in value from its aggregate acquisition cost or (ii) additional sales of common stock in our offering at the current offering price would dilute the value of a share of our then existing shareholders. Phantom income could result from such stock dividends.

While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. If our board of directors declared a stock dividend for investors who purchase our shares early in our offering stage, as compared with later investors, those investors who received the stock dividends will receive more shares for the same cash investment as a result of any stock dividends. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock dividends, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.

Our rights and the rights of our shareholders to recover claims against our officers and directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that an officer or director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that our officers and directors will not be liable to us or our shareholders for monetary damages and that we will generally indemnify them for losses unless our directors are negligent or engage in misconduct or our independent directors are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our officers and directors than might otherwise exist under common law, which could reduce our and your recovery from these persons if they act in a negligent manner. Our charter also requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of the final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, member, manager or trustee of another corporation, partnership, limited liability company, joint venture, trust, employment benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity.

We may change our targeted investments and our policies without shareholder consent.

We invest in multifamily apartment communities (including certain multifamily apartment communities that include certain retail or other commercial uses) and multifamily real estate-related assets. Except as provided in our charter, we are not restricted as to the following:

•where we may acquire multifamily apartment communities in the United States;
•the percentage of our proceeds that may be invested in properties as compared with the percentage of our proceeds that we may invest in multifamily real estate-related assets; investment in direct interests in real estate and multifamily real estate-related assets will have differing risks and profit potential; or
•the percentage of our proceeds that we may invest in any one real estate investment (the greater the percentage of our offering proceeds invested in one asset, the greater the potential adverse effect on us if that asset is unprofitable).

We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities and we may change our targeted investments and investment guidelines at any time without the consent of our shareholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines could adversely affect the value of our common stock and our ability to make distributions to you.

Our board of directors determines our major policies, including our policies regarding financing, growth, REIT qualification, NAV methodologies and distributions. Our board of directors may amend or revise these and other policies without a vote of the shareholders. Under Maryland General Corporation Law and our charter, our shareholders have a right to vote only on limited matters. Our board of director’s broad discretion in setting policies and our shareholders’ inability to exert control over those policies increases the uncertainty and risks you face as a shareholder.

If our investments and future investments fail to perform as expected, cash distributions to our shareholders may decline.

As of December 31, 2020, we owned two multifamily apartment communities located in separate states, issued a B Note secured by a deed of trust on a multifamily development project, and made preferred equity investments in three multifamily development projects located in separate states. Each of these investments was based on an underwriting analysis with respect to each investment. If these investments do not perform as expected, whether as a result of the impact of the COVID-19 virus on U.S. and world economies, or otherwise, or future acquisitions do not perform as expected, we may have less cash flow from operations available to fund distributions and investor returns may be reduced.

Risks Related to Conflicts of Interest

Our advisor, our officers and the real estate, debt finance, legal, management and accounting professionals we retain will face competing demands on their time and this may cause our operations and our shareholders’ investment to suffer.

Subject to the supervision of our board of directors, we rely on our advisor, our officers, and the real estate, debt finance, legal, management, and accounting professionals that we retain to provide services to us for the day to day operation of our business. Our advisor and its affiliates have sponsored and advise other real estate programs and rely on many of the same real estate, debt finance, legal, management, and accounting professionals, as will future programs sponsored by our advisor and its affiliates. As a result of their interests in other programs sponsored by our advisor and their obligations to other investors, these professionals will likely face conflicts of interest in allocating their time among us and other programs sponsored by our advisor and its affiliates, as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If these events occur, the returns on our investments, and the value of your investment, may decline.

All of our executive officers, some of our directors and the key real estate and debt finance professionals we retain face conflicts of interest related to their positions and/or interests in our advisor, CROP, and its affiliates, which could hinder our ability to implement our business strategy and to generate returns to our shareholders.

All of our executive officers, some of our directors, and the key real estate and debt finance professionals we retain are also executive officers, directors and/or key professionals of our advisor, CROP and its affiliates. As a result, they owe fiduciary or other duties to each of these entities, their members and limited partners, which fiduciary or other duties may from time to time conflict with the fiduciary or other duties that they owe to us and our shareholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Cottonwood Communities Investor, LLC, a wholly owned subsidiary of CROP, is a limited partner in our operating partnership and may have interests that are different than ours. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our shareholders and to maintain or increase the value of our assets. Because some of our directors are also officers and directors of CRII, they may make decisions regarding the management of the properties which are not in the best interests of our shareholders.

Conflicts of interest could result in our management acting other than in our shareholders’ best interest.

We are party to an advisory agreement with CC Advisors III. CC Advisors III is owned by Cottonwood Communities Advisors, LLC ("CCA"). CROP is the sole shareholder in the entity that is the manager of and one of the members in CCA. Two additional members in CCA are entities that are owned by employees of CROP, including certain of our officers. Additionally, certain of our officers have a direct ownership interest in CCA as a member. Because our affiliated directors and certain of our officers are also current officers and directors of CRII, and employees of CROP, and certain other officers are officers of the same members and manager of our advisor and have a direct ownership interest in our advisor as well as an indirect ownership in our advisor and the promotional interest from our operating partnership, they may make decisions regarding the advisory agreement which are not in the best interests of our shareholders.

CCA is also the sole member of two other entities that act as advisor to CMRI and CMRII. We may compete with these and other affiliates of our advisor for opportunities to acquire or sell multifamily apartment communities and multifamily real estate-related assets, which may have an adverse impact on our operations. We may also buy or sell multifamily apartment communities and multifamily real estate-related assets at the same time as affiliates of our advisor. There may be a conflict of interest with respect to the selection of multifamily apartment communities and multifamily real estate-related assets to be purchased by us and/or our advisor and its affiliates. Affiliates of our advisor may own competing properties in the markets in which our multifamily apartment communities are located which may lead to conflicts of interests with respect to the operations and management of our multifamily apartment communities

The fees we pay to affiliates in connection with the management of our assets and investments were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees paid to our property manager and advisor for services it provides for us were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, may be in excess of amounts that we would otherwise pay to third parties for such services and may reduce the amount of cash that would otherwise be available for investments in multifamily apartment communities and multifamily real estate-related assets and distributions to our shareholders. In addition, the fees paid to our advisor could be different if our advisor did not pay our offering and organizational costs.

Our advisor faces conflicts of interest relating to the fees that we may pay to it and its affiliates, which could result in actions that are not necessarily in the long-term best interests of our shareholders.

Pursuant to our operating partnership agreement, Cottonwood Communities Investor, LLC is entitled to distributions (which right it has assigned to Cottonwood Communities Advisors Promote, LLC) that are structured to provide incentive to our advisor to perform in our best interests and in the best interests of our shareholders. Additionally, our advisor may be entitled to a contingent acquisition fee and a contingent financing fee if our common shareholders receive a specified return on their investment. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. Because, however, our advisor is entitled to receive substantial minimum compensation regardless of performance, the interests of our advisor and its affiliates is not wholly aligned with those of our shareholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor and its affiliates to additional compensation. In addition, Cottonwood Communities Advisors Promote, LLC’s potential participation in sale proceeds could result in our advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle Cottonwood Communities Advisors Promote, LLC to distributions relating to such sales, even if continued ownership of those investments might be in our best long-term interest.

Affiliates of our advisor have sponsored other entities and offerings and may sponsor additional entities and offerings in the future.

Affiliates of our advisor act as the advisor to CMRI and CMRII which have investment objectives that are similar to ours. In addition, it is possible that our advisor or its affiliates may form future REITs and sponsor other entities and offerings that may invest in assets that are similar to the multifamily apartment communities and multifamily real estate-related assets we intend to acquire. As a result, the conflicts of interest with respect to time, selection of investments and management of our investments may increase if our advisor or its affiliates sponsor additional programs.

If the advisory agreement with our advisor is terminated on or before August 13, 2028 for any reason other than because of the fraud, gross negligence or willful misconduct of our advisor, we will be required to pay the accrued contingent acquisition fees and accrued contingent financing fees.

Our advisor is entitled to receive contingent acquisition fees related to our purchase of multifamily apartment communities and multifamily real estate-related assets and contingent financing fees related to our financing of multifamily apartment communities and multifamily real estate-related assets. Our advisor has agreed to defer the payment of any acquisition fee or financing fee until our common shareholders’ receipt of certain specified returns. However, if the advisory agreement is terminated before August 13, 2028, for any reason other than the fraud, gross negligence or willful misconduct of our advisor, the acquisition fees and financing fees will become immediately due and payable by us. Thus, there may be conflicts of interest with respect to the termination of the advisory agreement and the payment of the contingent acquisition fees and contingent financing fees.

Our advisor may assign its obligations under the advisory agreement to its affiliates, who may not have the same expertise or provide the same level of service as our advisor.

Under the advisory agreement, our advisor may assign its responsibilities under the agreement to any of its affiliates with the approval of the conflicts committee. If there is such an assignment or transfer, the assignee may not have comparable operational expertise, have sufficient personnel or manage our company as well as our advisor.

Risks Related to Our Initial Public Offering and Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our shareholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, our charter prohibits a person from directly or constructively owning more than 9.8% of our outstanding shares, unless exempted by our board of directors. This restriction may have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common shareholders or discourage a third party from acquiring us in a manner that could result in a premium price to our shareholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Holders of our preferred stock will have dividend, liquidation and other rights that are senior to the rights of the holders of our common stock.

On November 8, 2019, we classified and designated 5,000,000 shares of our authorized but unissued preferred stock as shares of non-voting Series 2019 preferred stock which we are offering for sale through a best-efforts private placement offering of up to $50,000,000 to accredited investors only. On March 23, 2021, our board of directors approved an increase in the size of the offering to $100,000,000. The outstanding Series 2019 preferred stock is entitled to receive a preferred dividend equal to a 5.5% (subject to an increase to 6.0% in certain circumstances) per annum cumulative but not compounded return on invested capital on the purchase price of $10.00.

Holders of our Series 2019 preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, or the redemption of our common stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of the preferred stock are entitled to receive a liquidation preference of $10.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. Because the offering of the Series 2019 preferred stock is being made without a firm commitment for any purchase of the preferred stock, we can provide no assurances as to how many, if any, shares of preferred stock we will issue. As of December 31, 2020, we had sold 3,308,326 shares of Series 2019 preferred stock for aggregate gross offering proceeds of $32,932,909.

In connection with the CRII Merger, we will designate 14,500,000 shares of our authorized but unissued preferred stock as shares of non-voting Series 2016 preferred stock, or CCI 2016 Series Preferred Stock, and will issue one share of CCI Series 2016 Preferred Stock for each share of CRII Series 2016 Preferred Stock outstanding prior to the effective time of the CRII Merger. The outstanding shares of CCI Series 2016 Preferred Stock will be entitled to receive a preferential dividend equal to a 7% cumulative but not compounded annual return. In addition, we will designate 5,000,000 shares of our authorized but unissued preferred stock as shares of non-voting Series 2017 preferred stock, or CCI 2017 Series Preferred Stock, and will issue one share of CCI Series 2017 Preferred Stock for each share of CRII Series 2017 Preferred Stock outstanding prior to the effective time of the CRII Merger. The outstanding shares of CCI Series 2017 Preferred Stock will be entitled to receive a preferential dividend equal to a 7.5% cumulative but not compounded annual return (subject to an increase to 8% in certain circumstances). Holders of the CCI Series 2016 Preferred Stock and CCI Series 2017 Preferred Stock will be entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, or the redemption of our common stock and a liquidation preference of $10.00 per share plus any accrued and unpaid distributions before any payment is made to holders of our common stock upon any voluntary or involuntary liquidation, dissolution or winding of CCI. Upon completion of the CRII Merger, we will issue and there will be outstanding 14,149,943.36 shares of CCI Series 2016 Preferred Stock and 258,550 shares CCI Series 2017 Preferred Stock.

Our charter designates the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action or proceeding asserting a claim of breach of any duty owed by any of our directors or officers or other employees to us or to our shareholders, (c) any action or proceeding asserting a claim arising pursuant to any provision of the Maryland General Corporation Law or our charter or our bylaws, or (d) any action or proceeding asserting a claim that is governed by the internal affairs doctrine, and any of our record or beneficial shareholders who is a party to such an action or proceeding shall cooperate in any request that we may make that the action or proceeding be assigned to the Court’s Business and Technology Case Management Program. We note we currently have no employees. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions. The exclusive forum provision of our charter does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if our subsidiaries or we become an unregistered investment company, then we could not continue our business.

Neither we nor any of our subsidiaries intend to register as investment companies under the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, then we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•limitations on capital structure;
•restrictions on specified investments;
•prohibitions on transactions with affiliates; and
•compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•pursuant to Section 3(a)(1)(A), is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or
•pursuant to Section 3(a)(1)(C), is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of United States government securities and cash items) on an unconsolidated basis (the “40% test”). “Investment securities” excludes United States government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

Neither we nor our Operating Partnership should be required to register as an investment company under either of the tests above. With respect to the 40% test, most of the entities through which we and our Operating Partnership will own our assets will be majority-owned subsidiaries that will not themselves be investment companies and will not be relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

With respect to the primarily engaged test, we and our Operating Partnership will be holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of our Operating Partnership, we and our Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.

If any of the subsidiaries of our Operating Partnership fail to meet the 40% test, then we believe they will often be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that any of the subsidiaries of our Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, with substantially all of its remaining assets in other types of real estate-related assets. If any subsidiary relies on Section 3(c)(5)(C), then we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

To maintain compliance with the Investment Company Act, our subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to make investments that we would otherwise want them to make and would be important to our investment strategy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our portfolio. In this regard, we note that in 2011 the SEC issued a concept release indicating that the SEC and its staff were reviewing interpretive issues relating to Section 3(c)(5)(C) and soliciting views on the application of Section 3(c)(5)(C) to companies engaged in the business of acquiring mortgages and mortgage related instruments. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of us and liquidate our business.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.

If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

Actions of our potential future joint venture partners could reduce the returns on joint venture investments and decrease our shareholders’ overall return.

We may enter into joint ventures with third parties or affiliates to acquire assets. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;
•that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;
•that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or
•that disputes between us and our co-venturer, co-tenant or partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our operations.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of our shareholders’ investment in us.

Our shareholders may not be able to sell their shares under our share repurchase program and, if our shareholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

Our share repurchase program includes numerous restrictions that limit your ability to sell your shares. Current shareholders must generally hold your shares for at least one year in order to participate in our share repurchase program, except for Exceptional Repurchases. We have amended our share repurchase program to provide that we may make monthly redemptions with an aggregate value of up to 5% of our NAV each quarter. For newly designated share classes purchased after we resume the Offering, the redemption price will be equal to the most recently disclosed monthly NAV, or at 95% of the most recently disclosed NAV if the shares have been held for less than a year. For shares currently outstanding, our Class A and our Class T (which will be renamed and reclassified to Class TX) common stock, the repurchase price will not change except that shareholders may have their shares repurchased at 100% of NAV after a five-year hold period. We have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year.

Under our share repurchase program, shares may be repurchased at varying prices depending on (a) the share class, and (b) the number of years the shares have been held, and (c) whether the repurchases are Exceptional Repurchases. Thus, if your shares are repurchased by us pursuant to our share repurchase program, it is possible that you will receive less than the fair market value of the shares at the time of such repurchase.

Our board of directors may amend, suspend or terminate our share repurchase program upon 15 days’ notice to our shareholders. The restrictions of our share repurchase program will severely limit your ability to sell your shares should you require liquidity and limit your ability to recover the value you invest in our common stock.

The outbreak of widespread contagious disease, such as the novel coronavirus, COVID-19, could adversely impact our operations and the value of our investments.

The recent outbreak of the COVID-19 virus that has rapidly spread to a growing number of countries, including the United States, has created considerable instability and disruption in the U.S. and world economies. The extent to which our results of operations or our overall value will be affected by the COVID-19 virus will largely depend on future developments, which are uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the COVID-19 virus and the actions required to be undertaken to contain the COVID-19 virus or treat its impact. Given the uncertainty, no assurance can be given that the value of our investments made prior to March 2020 has not declined below the purchase price of the investment. As a result of shutdowns, quarantines or actual viral health issues, tenants at our multifamily apartment communities may experience reduced wages for a prolonged period of time and may be unable to make their rental payments. In the last year, we have experienced a limited impact from COVID-19 on our operations. We may be unable to evict tenants due to federal, state and/or local laws or regulations or lender requirements implemented as a result of the COVID-19 virus outbreak. In addition, property managers may be limited in their ability to properly maintain our multifamily apartment communities. Market fluctuations may affect our ability to obtain necessary funds for our operations from current lenders or new borrowings. In addition, we may be unable to obtain financing for the acquisition of investments on satisfactory terms, or at all. The occurrence of any of the foregoing events or any other related matters could materially and adversely affect our financial performance and our overall value, and investors could lose all or a substantial portion of their investment in us.

The offering price of our shares was not established in reliance on a valuation of our assets and liabilities; the actual value of your investment may be substantially less than what you pay.

We established the offering price of our shares on an arbitrary basis. The selling price of our shares bears no relationship to our book or asset values or to any other established criteria for valuing shares. The actual value of an investment in us may be less than the offering price. In particular, and as discussed in the risk factor above, we do not know the extent to which our results of operations or overall value will be affected by the COVID-19 virus and no assurance can be given that the actual value of an investment in us is not substantially less than the current offering price.

We plan to determine the NAV of our common stock no later than May 17, 2021. This value will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service pursuant to valuation policies adopted by our board of directors, which we expect to be consistent with industry practice. Once we announce an NAV per share, we expect to update the NAV per share no less frequently than annually. However, following the close of the CRII Merger and the resumption of our initial public offering, we expect to provide an updated NAV and to then provide monthly updates to the NAV pursuant to valuation guidelines adopted by our board of directors which we expect to be consistent with industry practice.

To assist FINRA members and their associated persons that participate in our initial public offering, we intend to disclose in each annual report distributed to shareholders a per share estimated value of our shares developed in a manner reasonably designed to ensure it is reliable, the method by which it was developed and the date of the estimated valuation.

Because the most recent offering price for our shares of common stock in our initial public offering exceeds the net tangible book value per share, investors in our initial public offering will experience immediate dilution in the net tangible book value of their shares.

We have registered for sale, on a best efforts basis in a public offering, up to a maximum of $750,000,000 in shares of our common stock in our primary offering, consisting of two classes of shares: Class A shares and Class T shares at a purchase price of $10.00 per share. Our most recent public offering price for our shares prior to the suspension of our offering in December 2020 exceeds our net tangible book value per share. Our net tangible book value per share is calculated as total book value of assets minus total book value of liabilities, divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price in our initial public offering primarily as a result of (i) the fees and expenses paid to our advisor and its affiliates in connection with the management of our investments, (ii) general and administrative expenses, and (iii) accumulated depreciation and amortization of real estate investments.

As of December 31, 2020, our net tangible book value per share of our common stock was $8.35. To the extent we are able to raise substantial proceeds in our initial public offering, some of the expenses that cause dilution of the net tangible book value per share are expected to decrease on a per share basis, resulting in increases in the net tangible book value per share. This increase would be partially offset by increases in depreciation and amortization expenses related to our real estate investments.

Our investors’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.

Potential investors in our initial public offering will not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock and 100,000,000 shares are designated as preferred stock. We are only issuing up to 67,500,000 shares of common stock pursuant to this primary offering and up to 7,500,000 shares pursuant to our distribution reinvestment plan. Our board of directors may increase the number of authorized shares of capital stock without shareholder approval. After your purchase in our initial public offering, our board of directors may elect to (i) sell additional shares in this or future offerings, (ii) issue equity interests in private offerings or (iii) otherwise issue additional shares of our capital stock. To the extent we issue additional equity interests after your purchase in our initial public offering your percentage ownership interest in us would be diluted. In addition, depending upon the terms and pricing of any additional offerings, the use of the proceeds and the value of our real estate investments, you may also experience dilution in the book value and fair value of your shares and in the earnings and distributions per share.

Payment of substantial fees and expenses to our advisor and its affiliates will reduce the return to you and increases the risks that you will not be able to recover the amount of your investment in our shares.

We pay significant fees to our advisor and its affiliates during our operational stage. Those fees include property management fees and asset management fees and we may have the obligation to reimburse our advisor and its affiliates for certain expenses they incur in connection with their providing services to us. In addition, we may be required to pay the contingent acquisition fees and contingent financing fees if we terminate the advisory agreement with our advisor.

We will also pay significant fees during our liquidation stage. Cottonwood Communities Advisors Promote, LLC will receive a 15% promotional interest from our operating partnership after our common shareholders have received, together as a collective group, aggregate distribution sufficient to provide a return of their invested capital, plus a 6% cumulative, non-compounded annual return on their invested capital.

These fees and other potential payments increase the risk that the amount available for distribution to common shareholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our initial public offering. Substantial consideration paid to our advisor and its affiliates also increases the risk that you will not be able to resell your shares at a profit, even if our shares are listed on a national securities exchange.

If we are unable to obtain funding for future cash needs, cash distributions to our shareholders could be reduced and the value of our investments could decline.

If we need additional capital in the future to improve or maintain our multifamily apartment communities or for any other reason, we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings, sales of assets or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to you and could reduce the value of your investment.

Although we will not currently be afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our shareholders from receiving a premium price for their shares in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested shareholders or affiliates of interested shareholders are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also, under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation, or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti takeover protection.

Because Maryland law permits our board of directors to adopt certain anti-takeover measures without shareholder approval, investors may be less likely to receive a “control premium” for their shares.

In 1999, the State of Maryland enacted legislation that enhances the power of Maryland corporations to protect themselves from unsolicited takeovers. Among other things, the legislation permits our board, without shareholder approval, to amend our charter to:

•stagger our board of directors into three classes;
•require a two-thirds shareholder vote for removal of directors;
•provide that only the board can fix the size of the board;
•provide that all vacancies on the board, however created, may be filled only by the affirmative vote of a majority of the remaining directors in office; and
•require that special shareholder meetings may only be called by holders of a majority of the voting shares entitled to be cast at the meeting.

Under Maryland law, a corporation can opt to be governed by some or all of these provisions if it has a class of equity securities registered under the Exchange Act, and has at least three independent directors. Our charter does not prohibit our board from opting into any of the above provisions permitted under Maryland law. Becoming governed by any of these provisions could discourage an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our securities.

We could be negatively impacted by changes in our relationship with Fannie Mae or Freddie Mac, changes in the condition of Fannie Mae or Freddie Mac and by changes in government support for multi-family housing.

Fannie Mae and Freddie Mac have been a major source of financing for multi-family real estate in the United States and we have used loan programs sponsored by these agencies to finance most of our acquisitions of multi-family properties. There have been ongoing discussion by the government and other interested parties with regard to the long term structure and viability of Fannie Mae and Freddie Mac, which could result in adjustments to guidelines for their loan products. Should these agencies have their mandates changed or reduced, lose key personnel, be disbanded or reorganized by the government or otherwise discontinue providing liquidity for the multi-family sector, our ability to obtain financing through loan programs sponsored by the agencies could be negatively impacted. In addition, changes in our relationships with Fannie Mae and Freddie Mac, and the lenders that participate in these loan programs, with respect to our existing mortgage financing could impact our ability to obtain comparable financing for new acquisitions or refinancing for our existing multi-family real estate investments. Should our access to financing provided through Fannie Mae and Freddie Mac loan programs be reduced or impaired, it would significantly reduce our access to debt capital and/or increase borrowing costs and could significantly limit our ability to acquire properties on acceptable terms and reduce the values to be realized upon property sales.

Our ability to successfully conduct our offering is dependent, in part, on the ability of the dealer manager to hire and retain key employees and to successfully establish, operate and maintain a network of broker-dealers.

The dealer manager for our initial public offering is Orchard Securities, LLC, a Utah limited liability company, which we refer to as our dealer manager. The success of our initial public offering and our ability to implement our business strategy is dependent upon the ability of the dealer manager to hire and retain key employees and to establish, operate and maintain a network of licensed securities broker-dealer, or selling group members. Some or all of the broker dealers in this network have a choice of numerous competing real estate investment trusts offerings, many with similar investment objectives to recommend to their clients, which may make selling our shares to their clients more difficult. If our dealer manager is unable to hire qualified employees and build a sufficient network of selling group members, we may not be able to raise adequate proceeds through our initial public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

Breaches of our data security could materially harm us, including our business, financial performance and reputation.

We collect and retain certain personal information provided by our residents and employees. Security measures we have implemented to protect the confidentiality of this information may not prevent unauthorized access to this information. Any breach of our data security measures and loss of this information may result in legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect us, including our business and financial performance.

Some of the prior programs of the indirect owner of our sponsor, CROP and its predecessor entities, have not met the anticipated performance levels.

CROP and its predecessor, Cottonwood Capital, LLC have sponsored a number of prior real estate programs. Some of these prior real estate programs have not achieved the leasing and operational thresholds projected by CROP or Cottonwood Capital, LLC. As a result, the returns to investors in some of these prior real estate programs may not have met the expected thresholds.

We are an “emerging growth company” under the federal securities laws and is subject to reduced public company reporting requirements.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and is eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies. We may retain our status as an “emerging growth company” for a maximum of five years, or until the earliest of (i) the last day of the first fiscal year in which it has total annual gross revenue of $1.07 billion or more, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period. Under the JOBS Act, emerging growth companies (a) are permitted to provide audited financial statements for two fiscal years instead of three fiscal years required for other reporting companies, (b) are not required to provide certain disclosures relating to executive compensation generally required for larger public companies, (c) are not required to provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (d) are not required to comply with the audit rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after April 5, 2012 (unless the SEC determines otherwise) and (e) do not have to hold shareholder advisory votes on executive compensation. Taking advantage of any of these reduced requirements may make our common stock less attractive.

Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to “opt out” of such extended transition period and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.

General Risks Related to Investments in Real Estate

We will not be diversified with respect to the class of assets that we own.

We will invest, through our operating partnership, solely in multifamily apartment communities and multifamily real estate-related assets. While we intend to invest in a significant number of properties across several geographical locations and markets, we will not invest in a diverse set of asset classes. Further, we have no plans to acquire any assets other than assets consisting of multifamily apartment communities and multifamily real estate-related assets. Therefore, each of our investments could be subject to the same or similar rental property related risks and a decline in real estate values in general or a change in economic conditions which affects real property investment and rental markets could have a substantial adverse effect on our financial performance.

If capitalization rates increase the value of our assets may decrease and we may not be able to sell our assets at anticipated prices.

The value of real estate is generally based on capitalization rates. Capitalization rates generally trend with interest rates. Consequently, if interest rates go up, so do capitalization rates. Based on historical interest rates, current interest rates are low, as are current capitalization rates. However, if interest rates rise in the future, it is likely that capitalization rates will also rise, and as a result, the value of real estate will decrease. If capitalization rates increase, our assets will likely achieve a lower sales price than anticipated, resulting in reduced returns.

There are risks inherent in the acquisition and management of multifamily apartment communities.

There are risks associated with the operation of multifamily apartment communities, including, but not limited to, vacillations in the demand for residential space; risk of loss or damage to the improvements or property of tenants; environmental risks and other risks associated with ownership of real estate. Any of the above factors, or a combination thereof, could result in a decrease in the value of our investments which would have an adverse effect on our results of operations, reduce the cash flow available for distributions and the return on your investment.

Rental levels at the multifamily apartment communities that we acquire can vary over time and we may not be able to maintain the occupancy rates we anticipate.

We will make our determination regarding the acquisition of multifamily apartment communities that we acquire based, among other things, on the property’s projected rent levels. However, there can be no assurance that a multifamily apartment community will continue to be occupied at the projected rents. It is anticipated that leases with the tenants at our multifamily apartment communities will generally be for terms of one year or less. If the tenants of the properties do not renew or extend their leases, if tenants default under their leases at the properties, if issues arise with respect to the permissibility of certain uses at the properties, if tenants of the properties terminate their leases, or if the terms of any renewal (including concessions to the tenants) are less favorable than existing lease terms, the operating results of the properties could be substantially affected. As a result, we may not be able to make distributions to the shareholders at the anticipated levels.

Because we rely on Cottonwood Communities Management, its affiliates and third parties to manage the day-to-day affairs of any properties we may acquire, should the staff of a particular property perform poorly, our operating results for that property will similarly be hindered and our net income may be reduced.

We depend upon the performance of our property managers to effectively manage our properties and real estate-related assets. Rising vacancies across real estate properties have resulted in increased pressure on real estate investors and their property managers to maintain adequate occupancy levels. In order to do so, we may have to offer inducements, such as free rent and resident amenities, to compete for residents. Poor performance by those sales, leasing and other management staff members operating a particular property will necessarily translate into poor results of operations for that particular property. Should Cottonwood Communities Management, its affiliates or third parties fail to identify problems in the day-to-day management of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.

It may be difficult for us to attract new tenants to our multifamily apartment communities.

There can be no assurance that we will be able to maintain the occupancy rates at our multifamily apartment communities. The tenants at any multifamily apartment communities may have the right to terminate their leases upon the occurrence of specified events. It is anticipated that the majority of leases at the properties will be for terms of one year or less.

Our inability to sell a multifamily apartment community at the time and on the terms we want could limit our ability to pay cash distributions to our shareholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell multifamily apartment communities for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a multifamily apartment community on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our multifamily apartment communities at a profit. Our inability to sell multifamily apartment communities at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our shareholders and could reduce the value of your investment.

We may have no or only limited recourse for any problems later identified for multifamily apartment communities we acquire, which could materially and adversely affect us, including our results of operations.

We anticipate sellers of multifamily apartment communities will sell such properties “as is,” “where is” and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase and sale agreements may contain limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of multifamily apartment communities with no or limited warranties increases the risk that we may lose some or all of our invested capital in the property, as well as the loss of rental income from that multifamily apartment community, which could materially and adversely affect us.

Costs imposed pursuant to governmental laws and regulations may reduce our net income and the cash available for distributions to our shareholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials and other health and safety related concerns.

Some of these laws and regulations may impose joint and several liability on the tenants, owners or operators of real property for the costs to investigate or remediate contaminated properties, regardless of fault, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. Activities of our tenants, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent, or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

Potential liability for environmental matters could adversely affect our financial condition.

Although we intend to subject our multifamily apartment communities to an environmental assessment prior to acquisition, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase. There may be hidden environmental hazards that may not be discovered prior to acquisition. The costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or rent the property or to borrow using the property as collateral.

Various federal, state and local environmental laws impose responsibilities on an owner or operator of real estate and subject those persons to potential joint and several liabilities. Typical provisions of those laws include:

•responsibility and liability for the costs of investigation, removal, or remediation of hazardous substances released on or in real property, generally without regard to knowledge of or responsibility for the presence of the contaminants;
•liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property;
•responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials; and
•environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures.

Costs associated with complying with the Americans with Disabilities Act and the Fair Housing Amendment Act may decrease cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act and the Fair Housing Amendment Act, as amended, or the Fair Housing Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons and may require owners of multifamily dwellings to make reasonable exceptions in their policies and operations to afford people with disabilities equal housing opportunities. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. The Fair Housing Act requires multifamily dwellings first occupied after March 13, 1991 to comply with design and construction requirements related to access and use by disabled persons. Any funds used for Disabilities Act and Fair Housing Act compliance will reduce our net income and the amount of cash available for distributions to you.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our shareholders’ investment.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or copayments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, which may increase our cost of obtaining financing. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of your investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to you.

The properties will include certain amenities for the residents at the properties that could increase the potential liabilities at the properties.

In addition to the apartment buildings, the properties will be improved with various amenities, such as swimming pools, exercise rooms, playgrounds, laundry facilities, business centers and/or rentable club houses. Certain claims could arise in the event that a personal injury, death, or injury to property should occur in, on, or around any of these improvements. In addition, certain of the multifamily apartment communities may be located in areas where dangerous wildlife lives which could pose dangers to the residents at the applicable property. There can be no assurance that particular risks pertaining to these improvements that currently may be insured will continue to be insurable on an economical basis or that current levels of coverage will continue to be available. If a loss occurs that is partially or completely uninsured, we may lose all or part of the investment. We may be liable for any uninsured or underinsured personal injury, death or property damage claims. Liability in such cases may be unlimited but shareholders will not be personally liable.

Competition and any increased affordability of single family residential homes could limit our ability to lease our apartments or maintain or increase rents, which may materially and adversely affect us, including our financial condition, cash flows, results of operations and growth prospects.

The multifamily industry is highly competitive, and we face competition from many sources, including from other multifamily apartment communities both in the immediate vicinity and the geographic markets where our properties are and will be located. If so, this would increase the number of apartment units available and may decrease occupancy and unit rental rates. Furthermore, multifamily apartment communities we acquire compete, or will compete, with numerous housing alternatives in attracting residents, including owner occupied single and multifamily homes available to rent or purchase. The number of competitive properties and/or condominiums in a particular area, or any increased affordability of owner occupied single and multifamily homes caused by declining housing prices, mortgage interest rates and government programs to promote home ownership, could adversely affect our ability to retain our residents, lease apartment units and maintain or increase rental rates. These factors could materially and adversely affect us.

Increased construction of similar multifamily apartment communities that compete with our properties in any particular location may materially and adversely affect us, including our results of operations and our cash available for distribution to our shareholders.

We may acquire multifamily apartment communities in locations that experience increases in construction of properties that compete with our properties. This increased competition and construction could make it more difficult for us to find residents to lease units in our multifamily apartment communities and/or force us to lower our rental rates in order to lease units in our properties, which could substantially reduce our revenues and could have a material adverse effect on us. In addition, overbuilding of multifamily apartment communities may occur.

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to make cash distributions to our shareholders.

When residents do not renew their leases or otherwise vacate their apartment unit, in order to attract replacement residents, we may be required to expend funds for capital improvements to the vacated apartment homes. In addition, we may require substantial funds to renovate a multifamily apartment community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our shareholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital needs and capital improvements will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our shareholders may be adversely affected.

Our multifamily apartment communities are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our multifamily apartment communities are subject to real and personal property taxes that may increase as tax rates change and as the multifamily apartment communities are assessed or reassessed by taxing authorities. As the owner of the multifamily apartment communities, we are ultimately responsible for payment of the taxes to the applicable government authorities. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale.

Increases in costs to own and maintain our properties may materially and adversely affect us, including our results of operations and cash flows.

We may experience increased costs associated with operating expenses, including capital improvements, routine property maintenance, real estate taxes and utility expenses. Any increases in our expenses to own and maintain our properties would consequently reduce our results of operations and cash flows.

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.

From time to time we may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Risks Related to Multifamily Real Estate-Related Assets

Our investments in multifamily real estate-related assets will be subject to the risks typically associated with real estate.

Our investments in mortgage, mezzanine or other real estate loans will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the entity that owns the real estate. We will not know whether the values of the multifamily apartment communities ultimately indirectly securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the underlying multifamily apartment communities drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Therefore, our multifamily real estate-related assets will be subject to the risks typically associated with real estate.

Any mortgage loans we acquire or originate and the mortgage loans underlying any mortgage securities we may invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate loans generally are secured by commercial real estate properties and are subject to risks of delinquency and foreclosure. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, occupancy rates, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, fiscal policies and regulations (including environmental legislation), natural disasters, terrorism, social unrest and civil disturbances.

In the event of any default under any mortgage loan held by us, we will bear a risk of loss of principal and accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. Foreclosure on a property securing a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed investment. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Delays in liquidating defaulted mortgage loans could reduce our investment returns.

If there are defaults under any mortgage loan we acquire or originate, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other factors, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.

The mezzanine and bridge loans in which we may invest would involve greater risks of loss than loans secured by a first deed of trust or mortgage on property.

We may invest in mezzanine and bridge loans that take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning (directly or indirectly) the real property or the entity that owns the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than long term senior mortgage lending secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

The B Notes in which we have invested and in which we may continue to invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We have invested in a B Note and may continue to do so in the future. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note holders after payment to the A Note holders. Since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, under the agreement between the A Note holders and the B Note holders, the A Note holders, whose economic interests may not align with the economic interests of the B Note holders, typically are empowered to take the lead on loan administration, on decisions whether to enforce or negotiate a work-out of a defaulted or stressed loan, and on pricing and market timing for the sale of foreclosed property. While the B Note holders can exercise some influence over those decisions through consent rights, the B Note holders typically lose their consent rights under certain circumstances, including if the liquidation value of the B Note, based on an appraisal, falls below an agreed threshold. We cannot predict the terms of each B Note investment. Further, B Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

We have invested in and may continue to invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.

We have invested in and may continue to invest in non-controlling equity positions and other real estate-related interests. Preferred equity investments are subordinate to any indebtedness obtained by the entity, but senior to the owners’ common equity. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider has the right to effectuate a change of control in certain circumstances with respect to the ownership of the property. Preferred equity investments typically earn a preferred return rather than interest payments and often have the right for such preferred return to accrue if there is insufficient cash flow to pay currently. The preferred return provided as a term of our preferred equity investments is not a measure of our investment performance and is not indicative of distributions that we may provide to investors. It should not be relied on to predict an investor’s returns and is subject to the development and performance of the project for which the preferred equity is being provided. Furthermore, the preferred return is only a contractual preference on allocations, and is subordinate to any construction debt and senior preferred equity and there is no guarantee that it will be achieved or paid.

We may invest in the preferred equity of other entities, the management of which may adversely affect our business.

We may invest in the preferred equity of other entities. However, we will not control the management, investment decisions, or operations of these companies. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Risks Associated with Debt Financing

We have obtained and are likely to continue to obtain mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.

We have obtained and plan to continue obtain long-term financing that is secured by our multifamily apartment communities. In some instances, we may acquire multifamily apartment communities by financing a portion of the price of the multifamily apartment communities and mortgaging or pledging some or all of the multifamily apartment communities purchased as security for that debt. We may also incur mortgage debt on multifamily apartment communities that we already own in order to obtain funds to acquire additional multifamily apartment communities, to fund property improvements and other capital expenditures, to make distributions, and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our shareholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our shareholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

Incurring mortgage debt increases the risk of loss of a multifamily apartment community since defaults on indebtedness secured by a multifamily apartment community may result in lenders initiating foreclosure actions. In that case, we could lose the multifamily apartment community securing the loan that is in default, reducing the value of our shareholders’ investment. For tax purposes, a foreclosure of any of our multifamily apartment communities would be treated as a sale of the multifamily apartment community for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our multifamily apartment communities as well as with respect to debt associated with our preferred equity investments, mezzanine loans or equity investments in a property or land which will be developed into a multifamily apartment community. When we give a guaranty on behalf of an entity that owns one of our multifamily apartment communities or real estate-related assets, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single multifamily apartment community could affect many multifamily apartment communities.

Our multifamily apartment communities and multifamily real estate-related assets may be cross-collateralized.

At December 31, 2020, we are party to the Berkadia Credit Facility, for which we have an advance of $35,995,000 secured by Cottonwood West Palm. We are also party to the JP Morgan Credit Facility that we entered into in conjunction with the acquisition of Cottonwood One Upland, for which we have advances of $35,500,000 as of December 31, 2020. We may obtain additional lines of credit or other debt financing, or take additional advances on our existing lines of credit, which we may utilize to acquire multifamily apartment communities and multifamily real estate-related assets and fund our operations. Thus, our assets may be cross-collateralized. Information about the amount and terms of any new lines of credit are uncertain and will be negotiated by our officers. No assurance can be given that future cash flow will be sufficient to make the debt service payments on any loans and to cover all operating expenses. If our revenues are insufficient to pay debt service and operating costs, we may be required to seek additional working capital. There can be no assurance that such additional funds will be available. The degree to which we are leveraged could have an adverse impact on us, including (i) increased vulnerability to adverse general economic and market conditions, (ii) impaired ability to expand and to respond to increased competition, (iii) impaired ability to obtain additional financing for future working capital, capital expenditures, general corporate or other purposes and (iv) requiring that a significant portion of cash provided by operating activities be used for the payment of debt obligations, thereby reducing funds available for operations and future business opportunities.

High mortgage rates or changes in underwriting standards may make it difficult for us to finance or refinance multifamily apartment communities, which could reduce the number of multifamily apartment communities we can acquire, our cash flows from operations and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of multifamily apartment communities. If we place mortgage debt on a multifamily apartment community, we run the risk of being unable to refinance part or all of the multifamily apartment community when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance our multifamily apartment communities, our income could be reduced. We may be unable to refinance or may only be able to partly refinance our multifamily apartment communities if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are stricter than when we originally financed the multifamily apartment communities. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our shareholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more shares or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our shareholders or replace our advisor.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter into may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage. In addition, our JP Morgan Credit Facility restricts our ability to remove our affiliated directors which may make it more difficult to replace our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our shareholders’ investment.

Our charter limits our leverage to 300% of our net assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our shareholders’ investment.

Increases in interest rates and the future discontinuation of LIBOR could increase the amount of our interest payments and could reduce the amount of distributions our shareholders receive.

As of December 31, 2020, we had a total of $35,500,000 of variable rate notes payable, and we may incur additional indebtedness in the future. Interest we pay reduces our cash flows. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our shareholders receive and their overall return on investment may decline.

We currently pay interest under our variable rate debt at an interest rate that is determined based on a US Dollar London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that it will stop encouraging or requiring banks to submit rates for the calculation of LIBOR after December 31, 2021. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt.

The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants, published model LIBOR replacement language for use in bilateral and syndicated loan facilities. ARRC selected the Secured Overnight Financing Rate (“SOFR”) as the replacement to LIBOR. SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market and is a rate published by the Federal Reserve Bank of New York. Our variable rate note remains indexed to LIBOR and not SOFR and includes LIBOR transition language that generally aligns with ARRC recommendations. The transition from LIBOR to SOFR could result in higher all-in interest costs and could reduce the amount of distributions to our shareholders.

Interest only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our shareholders.

Certain of our debt obligations that require interest-only payments for a number of years before we are required to make payments on the principal. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest- only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum, or “balloon,” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our shareholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses or to fund improvements to our multifamily apartment communities and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses or to fund improvements to our multifamily apartment communities may be adversely affected.

The proceeds of our initial public offering will be used primarily for investments in multifamily apartment communities and multifamily real estate-related assets. Until we have made substantial investments we do not expect to have sufficient funds from operations to cover all of our expenses. Accordingly, in the event that we develop a need for additional capital in the future for the improvement of our multifamily apartment communities or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our assets or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.

The derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.

We may use derivative financial instruments, such as interest rate cap or collar agreements and interest rate swap agreements, to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT gross income tests.

Federal Income Tax Risks

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the dividends paid deduction and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our shareholders.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our shareholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will generally be subject to federal corporate income tax on the undistributed income.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.
•If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.
•If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or we qualified for a “safe harbor” under the Internal Revenue Code.

The ownership limits that apply to REITs, as prescribed by the Internal Revenue Code and by our charter, may inhibit market activity in shares of our common stock and restrict our business combination opportunities.

In order for us to qualify as a REIT, not more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after the first year for which we elect to qualify as a REIT. Additionally, at least 100 persons must beneficially own our stock during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Our charter also provides that, unless exempted by our board of directors, no person may own more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding shares of common stock, or 9.8% by value or number of shares, whichever is more restrictive, of our outstanding capital stock. Our board of directors may, in its sole discretion, subject to such conditions as it may determine and the receipt of certain representations and undertakings, prospectively or retroactively, waive the ownership limit or establish a different limit on ownership, or excepted holder limit, for a particular shareholder if the shareholder’s ownership in excess of the ownership limit would not result in our being “closely held” under Section 856(h) of the Internal Revenue Code or otherwise failing to qualify as a REIT. These ownership limits could delay or prevent a transaction or a change in control of our company that might involve a premium price for our shares of common stock or otherwise be in the best interest of our shareholders.

REIT distribution requirements could adversely affect our ability to execute our business plan.

To qualify as a REIT, we must distribute to our shareholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to shareholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices, or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our shareholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets, and the amounts we distribute to our shareholders. We may be required to make distributions to shareholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our shareholders’ investment.

The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business (subject to a safe harbor under the Internal Revenue Code for certain sales). It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may make mezzanine loans. The Internal Revenue Service has provided a safe harbor in Revenue Procedure 2003-65 for structuring mezzanine loans so that they will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT asset tests, and interest derived from mezzanine loans will be treated as qualifying mortgage interest for purposes of the 75% gross income test, as discussed below. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make mezzanine loans that do not meet all of the requirements of the safe harbor. In the event a mezzanine loan does not meet the safe harbor, the Internal Revenue Service could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to continue to qualify as a REIT.

Non United States investors may be subject to FIRPTA on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled qualified investment entity.”

A non-United States person disposing of a United States real property interest, including shares of a United States corporation whose assets consist principally of United States real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition of such interest. Certain “qualified foreign pension funds” and certain “qualified shareholders” are exempt from FIRPTA. FIRPTA does not apply, however, to the disposition of shares in a REIT if the REIT is a “domestically controlled qualified investment entity.” A REIT is a domestically controlled qualified investment entity if, at all times during a specified testing period (the continuous five year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares was held directly or indirectly by "foreign persons." We cannot assure you that we will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, and if other FIRPTA exemptions were not available, gain realized by a non-United States investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the non-United States investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks, including gain from the disposition of certain hedging transactions, will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate, (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests or (iii) risks associated with the extinguishment of certain indebtedness or the disposition of certain property related to prior hedging transactions described in (i) or (ii) above and each such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Equity participation in mortgage, bridge and mezzanine loans may result in taxable income and gains from these properties, which could adversely impact our REIT status.

If we participate under a loan in any appreciation of the properties securing the loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity,” we might have to recognize income, gains and other items from the property for federal income tax purposes. This could affect our ability to qualify as a REIT.

Your investment has various federal income tax risks.

Although the provisions of the Internal Revenue Code generally relevant to an investment in shares of our common stock are described in our prospectus, we urge you to consult your tax advisor concerning the effects of United States federal, state, local and foreign tax laws to you with regard to an investment in shares of our common stock.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as profit sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our common stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries investing the assets of such a plan or account in our common stock should satisfy themselves that:

•the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;
•the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
•the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;
•the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•our shareholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and
•the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we will provide an estimated value for our shares annually. We can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common shares.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in our initial public offering, which would harm our ability to achieve our investment objectives.

As of June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating dealers cannot be determined at this time, and it may negatively impact whether participating dealers and their associated persons recommend our initial public offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in our initial public offering, it would harm our ability to create a diversified portfolio of investments and ability to achieve our investment objectives.

Risks Related to the Mergers

The merger consideration will not be adjusted in the event of any change in the relative values of the parties.

The merger consideration will not be adjusted, other than in the limited circumstances as expressly contemplated in the merger agreements in connection with stock splits, combinations, reorganizations or other similar events affecting the outstanding shares of capital stock of the companies. Except as expressly contemplated in the merger agreements, no change in the merger consideration will be made for any reason.

Completion of the Mergers is subject to many conditions and if these conditions are not satisfied or waived, the Mergers will not be completed, which could result in the expenditure of significant unrecoverable transaction costs.

The completion of the Mergers is subject to many conditions, including approval of the shareholders or unitholders, as applicable, which must be satisfied or waived in order to complete the Mergers. There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be completed. Failure to consummate the Mergers may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we have incurred and will continue to incur certain transaction costs, regardless of whether the Mergers close, which could adversely affect our financial condition, results of operations and ability to make distributions to our shareholders; and (ii) the Mergers, whether or not they close, will divert the attention of certain management and other key employees of our advisor from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we may terminate the respective merger agreements under certain circumstances. If the Mergers are not consummated, our ongoing business could be adversely affected.

The pendency of the Mergers, including as a result of the restrictions on the operation of our business during the period between signing the respective merger agreements and the completion of the respective Mergers, could adversely affect our business and operations.

In connection with the pending Mergers, some of our business partners or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, due to operating covenants in the respective merger agreements, we may be unable, during the pendency of the Mergers, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

We each expect to incur substantial expenses related to the Mergers.

We expect to incur substantial expenses in connection with completing the Mergers and integrating the properties and operations of CRII, CMRI and CMRII that we acquiring with our operations. Although we have assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Mergers could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Mergers.

The ownership positions of our shareholders will be diluted by the Mergers.

The Mergers will dilute the ownership position of the our shareholders. Upon completion of the Mergers, based on the number of shares of our common stock, CRII Common Stock, CMRI common stock, CMRII common stock, and the number of CCOP Common Units, CROP Common Units and the partnership units of CMRI OP and CMRII OP outstanding on January 26, 2021, our continuing common shareholders and former common shareholders of CRII, CMRI and CMRII will own approximately 51.7%, 1.8%, 24.4% and 22.1%, respectively, of the issued and outstanding shares of common stock of the Fully Combined Company. This will result our continuing common shareholders and former common shareholders of CRII, CMRI and CMRII indirectly owning 22.5%, 0.8%, 10.6% and 9.6%, respectively, of the CROP Common Units, alongside the continuing CROP limited partners who will own 56.5% of the CROP Common Units after the Mergers. Consequently, our shareholders will have less influence over the management and policies of the Fully Combined Company following the Mergers than they currently exercise over our management and policies.

Litigation challenging any of the Mergers may increase transaction costs and prevent the applicable merger from becoming effective or from becoming effective within the expected time frame.

If any shareholder files a lawsuit challenging the Mergers, we can provide no assurances as to the outcome of any such lawsuit, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing any of the Mergers on the agreed-upon terms, such an injunction may prevent the completion of the applicable merger in the expected time frame or may prevent it from being completed altogether. Whether or not any such plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operations of each company’s business.

Risks Related to the Fully Combined Company Following the Mergers

The Fully Combined Company will have substantial indebtedness upon completion of the Mergers.

In connection with the Mergers, the Fully Combined Company will assume and/or refinance certain indebtedness of CRII, CMRI and CMRII, and will be subject to risks associated with debt financing, including a risk that the Fully Combined Company’s cash flow could be insufficient to meet required payments on its debt. As of December 31, 2020, we had approximately $71.5 million of outstanding debt, comprised of approximately $36.0 million on the Berkadia Credit Facility and $35.5 million on the JP Morgan Credit Facility. After giving effect to the Mergers, the Fully Combined Company’s total consolidated indebtedness will increase. Taking into account CRII’s, CMRI’s and CMRII’s existing indebtedness, in all of the Mergers, the Fully Combined Company’s consolidated indebtedness as of December 31, 2020, after giving effect to all of the Mergers, would be approximately $804.0 million. This amount excludes debt on unconsolidated real estate investments.

In addition, the Fully Combined Company will have approximately $177.0 million of preferred equity that has various redemption and maturity dates.

The Fully Combined Company’s indebtedness could have important consequences to holders of its common stock and preferred stock, including:

•vulnerability of the Fully Combined Company to general adverse economic and industry conditions;
•limiting the Fully Combined Company’s ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•requiring the use of a substantial portion of the Fully Combined Company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;
•limiting the Fully Combined Company’s flexibility in planning for, or reacting to, changes in its business and its industry;
•putting the Fully Combined Company at a disadvantage compared to its competitors with less indebtedness; and
•limiting the Fully Combined Company’s ability to access capital markets.

For certain loans, if the Fully Combined Company defaults under a mortgage loan, it would automatically be in default under any other loan that has cross-default provisions, and it may lose the properties securing these loans.

The Fully Combined Company may need to incur additional indebtedness in the future.

It is possible that the Fully Combined Company may increase its outstanding debt from current levels. The amount of such indebtedness could have material adverse consequences for the Fully Combined Company, including hindering the Fully Combined Company’s ability to adjust to changing market, industry or economic conditions; limiting the Fully Combined Company’s ability to access the capital markets to refinance maturing debt or to fund acquisitions, development or emerging businesses and limiting the possibility of a listing on a securities exchange; limiting the amount of free cash flow available for future operations, acquisitions, distributions, stock repurchases or other uses; making the Fully Combined Company more vulnerable to economic or industry downturns, including interest rate increases; and placing the Fully Combined Company at a competitive disadvantage compared to less leveraged competitors.

Following the consummation of the Mergers, the Fully Combined Company may assume certain potential and unknown liabilities relating to CRII, CMRI and CMRII.

Following the consummation of the Mergers, the Fully Combined Company will have assumed certain potential and unknown liabilities relating to CRII, CMRI and CMRII. These liabilities could be significant and have a material adverse effect on the Fully Combined Company’s business to the extent the Fully Combined Company has not identified such liabilities or has underestimated the amount of such liabilities.

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.

The Fully Combined Company will acquire unimproved real property or properties for development or that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, the Fully Combined Company may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. The Fully Combined Company may incur additional risks when it makes periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of the Fully Combined Company’s investment. In addition, the Fully Combined Company will be subject to normal lease-up risks relating to newly constructed projects. The Fully Combined Company also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time it acquires the property. If the Fully Combined Company’s projections are inaccurate, the Fully Combined Company may pay too much for a property, and the return on its investment could suffer.

The Fully Combined Company may incur adverse tax consequences if prior to the Mergers, CCI, CRII, CMRI or CMRII failed to qualify as a REIT for U.S. federal income tax purposes.

Each of CCI, CRII, CMRI and CMRII has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the Code and intends to continue to do so through the time of the CRII Merger, the CMRI Merger and the CMRII Merger, and the Fully Combined Company intends to continue operating in such a manner following the Mergers. None of CCI, CRII, CMRI or CMRII has requested or plans to request a ruling from the Internal Revenue Service, or the IRS, that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury Regulations is greater in the case of a REIT, like each of CCI, CRII, CMRI and CMRII, that holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within the control of CCI, CRII, CMRI or CMRII may affect its ability to qualify as a REIT. In order to qualify as a REIT, each of CCI, CRII, CMRI or CMRII must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to shareholders aggregating annually at least 90% of its REIT taxable income, excluding any net capital gains.

If CCI, CRII, CMRI or CMRII (or, following the Mergers, the Fully Combined Company) loses its REIT status, or is determined to have lost its REIT status in a prior year, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its shareholders, because:

•it would be subject to U.S. federal corporate income tax on its net income for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to shareholders in computing its taxable income);
•it could be subject to the federal alternative minimum tax for taxable years prior to January 1, 2018 and possibly increased state and local taxes;
•unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and
•for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.

Following the Mergers, the Fully Combined Company will inherit any liability with respect to unpaid taxes of CCI, CRII, CMRI and CMRII for any periods prior to the Mergers. In addition, as described above, if CRII, CMRI or CMRII failed to qualify as a REIT as of the Mergers but the Fully Combined Company nevertheless qualified as a REIT, in the event of a taxable disposition of a former CRII, CMRII or CMRII, as applicable, asset during the five years following the Mergers the Fully Combined Company would be subject to corporate tax with respect to any built-in gain inherent in such asset as of the Mergers.

As a result of all these factors, any of CCI, CRII, CMRI, CMRII or the Fully Combined Company’s failure to qualify as a REIT could impair the Fully Combined Company’s ability to expand its business and have other material adverse effects on the Fully Combined Company. In addition, for years in which the Fully Combined Company does not qualify as a REIT, it would not otherwise be required to make distributions to shareholders.

In certain circumstances, even if the Fully Combined Company qualifies as a REIT, it and its subsidiaries may be subject to certain U.S. federal, state and other taxes, which would reduce the Fully Combined Company’s cash available for distribution to its shareholders.

Even if the Fully Combined Company has qualified and continues to qualify as a REIT, it may be subject to some U.S. federal, state and local taxes on its income or property and, in certain cases, a 100% penalty tax, in the event it sells property as a dealer. Any U.S. federal, state or other taxes the Fully Combined Company pays will reduce its cash available for distribution to shareholders.

The Fully Combined Company will depend on key personnel for its future success, and the loss of key personnel or inability to attract and retain personnel could harm the Fully Combined Company’s business.

The future success of the Fully Combined Company will depend in large part on the ability of the Fully Combined Company to attract and retain a sufficient number of qualified personnel. The future success of the Fully Combined Company also depends upon the service of the Fully Combined Company’s executive officers, who have extensive market knowledge and relationships and will exercise substantial influence over the Fully Combined Company’s operational, financing, acquisition and disposition activity. Among the reasons that they are important to the Fully Combined Company’s success is that each has a national or regional industry reputation that is expected to attract business and investment opportunities and assist the Fully Combined Company in negotiations with lenders, potential business partners and industry personnel.

Many of the Fully Combined Company’s other key executive personnel, particularly its senior managers, also have extensive experience and strong reputations in the industry. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and potential business partners is critically important to the success of the Fully Combined Company’s business. The loss of services of one or more members of the Fully Combined Company’s senior management team, or the Fully Combined Company’s inability to attract and retain highly qualified personnel, could adversely affect the Fully Combined Company’s business, diminish the Fully Combined Company’s investment opportunities and weaken its relationships with lenders, business partners and industry personnel, which could materially and adversely affect the Fully Combined Company.

Key employees may depart either before or after the Mergers because of a desire not to remain with the Fully Combined Company following the Mergers. Accordingly, no assurance can be given that the Fully Combined Company will be able to retain key employees.

CROP may be subject to tax indemnification obligations upon the taxable sale of certain of its properties. CROP will not have control of the assets that will be subject to an in-kind redemption transaction under the Tax Protection Agreement.

CROP and HT Holdings entered into the Tax Protection Agreement pursuant to which CROP agrees, for a period of 10 years following the effective time of the CRII Merger, to indemnify HT Holdings (including Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin, as beneficial owners of HT Holdings, and their affiliated trusts and certain other entities) (collectively, the “protected partners”) against certain tax consequences of a taxable transfer of all or any portion of the properties that are owned by CROP or any of its subsidiaries as of the closing date of the CROP Merger, subject to certain conditions and limitations. These indemnification obligations could prevent CROP from selling its properties at times and on terms that are in the best interest of CROP, CCI and their respective equity owners and any indemnification payments that may become payable could be a significant expense of CROP and CCI. In addition, at any time after the closing (including after expiration of the tax protection term), each protected partner and CROP will have right to exercise an in-kind redemption transaction (i.e., a redemption of all of the protected partner’s interest in CROP in exchange for one or more assets of CROP at the then-current market price). This would eliminate CROP’s indemnification obligations to the protected partner(s). The protected partners will have the right to select the assets of CROP necessary to effectuate the in-kind redemption transaction, subject to certain limitation. If an in-kind redemption transaction is effectuated, CROP’s portfolio may become less geographically diverse and thus subject to greater market risk, and CROP may be required to transfer some of its prime assets to the protected partner(s).

In addition, CROP has entered into tax indemnification agreements with certain persons who contributed their interests in properties to CROP in exchange for CROP Common Units. These agreements provide that CROP will indemnify such contributors against certain tax consequences of a taxable sale of a property contributed by such contributors through 2025, subject to certain conditions and limitations. The obligations of CROP under these indemnification agreements may constrain CROP with respect to deciding to dispose of a particular property and may also result in financial obligations for CROP and CCI.

The issuance of CROP LTIP Units and CROP Special LTIP Units to senior officers of the Combined Company may dilute the our shareholders’ interests in us after such LTIP units vest and have the right to be exchanged for shares of our common stock.

CROP grants equity awards of CROP LTIP Units and CROP Special LTIP Units to certain of CRII’s and CROP’s executives and employees under CRII’s long-term incentive program, or LTIP Program. These LTIP units are convertible into CROP Common Units upon achieving certain vesting and performance requirements. After the LTIP units vest, they will become CROP Common Units and the holders thereof will be eligible to exchange their CROP Common Units for shares of Our common stock under the terms of the Amended and Restated CROP Partnership Agreement, subject to a one-year holding period. Thus, the ownership position of our shareholders will be diluted. It is anticipated that the Combined Company will implement a new LTIP Program following completion of the CRII Merger and it is possible that the number of LTIP units available for issuance under such LTIP Program may increase.

Risks Related to Proposed Offering Changes

Our revised share repurchase program may not result in increased liquidity for our shareholders.

Although we have adopted a revised share repurchase program that allows us to redeem a greater percentage of our shares each year than our current share redemption program, we will not be required to purchase any particular number of shares, at any particular frequency or at any particular pricing, pursuant to our share repurchase program. Our board of directors will be permitted to modify, suspend or terminate our share repurchase program at any time.

We may not have sufficient funding to satisfy the demand for liquidity. Our primary source for funding is currently expected to be a portion of the net proceeds from our public offerings, but we cannot guarantee that the net proceeds raised will be sufficient to satisfy the demand for liquidity and our other capital needs, such as capital expenditures and funds for new investments. If future redemption requests exceed the amount of funding available under our share repurchase program, the number of rejected repurchase requests will increase over time.

You will be dependent on the board of directors to adopt and oversee valuation procedures to determine the NAV of our shares; the prices at which we sell and redeem our shares will be based on the NAV per share determined in accordance with these valuation procedures.

In connection with the resumption of our initial public offering, our board of directors intends to adopt valuation procedures to determine a monthly NAV per share. However, we may compute the NAV less frequently than monthly, such as quarterly. In addition, the procedures, methods and assumptions used to determine the NAV will be solely in our discretion and subject to change, will not be subject to U.S. Generally Accepted Accounting Principles (“GAAP”) and will not be subject to independent audit. No rule or regulation requires that we calculate our NAV in a certain way. Our board of directors has not finalized these procedures and once they do, our board of directors may adopt changes to the valuation procedures. The valuation procedures we adopt may be different from those used in our prior estimated value per share calculations.

The prices at which we sell shares in our offerings and repurchase shares under our share repurchase program and/or self-tender offers will not be market-based prices. We currently intend for those prices to be based on our monthly NAV per share. If our NAV calculations are too high, we may overpay for shares that we redeem, which would harm our remaining shareholders. If our NAV calculations are too low, we may dilute our existing shareholders when we sell new shares and we may underpay shareholders that sell their shares to us. There will be no market prices for our shares and you will be entirely dependent on us to determine an appropriate monthly NAV per share, which may not correspond to realizable value upon a sale of our assets.

We have agreed to enter a new advisory agreement upon the closing of the CRII Merger. Pursuant to the new advisory agreement, our advisor will no longer pay all offering-related expenses in our initial public offering on our behalf, as a result, your investment in us may be diluted and your returns would be lower than they otherwise would be.

Following the close of the CRII Merger, our advisor will no longer pay all offering-related expenses in our initial public offering and we will revise the terms of the offering to provide that we will pay a portion of the offering-related expenses in connection with the sale of shares in our initial public offering. In addition, we expect to increase the respective offering prices of our shares of common stock to account for certain offering-expenses and mitigate the dilutive impact to our existing shareholders. Our payment of such offering expenses would reduce our net offering proceeds from the sale of shares, which will dilute our existing shareholders and may reduce your returns and the value of your investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Our Investments” for an overview of our real estate investments.

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

To assist FINRA members and their associated persons that participate in our initial public offering, we disclose in each annual report distributed to stockholders a per share estimated value of our shares developed in a manner reasonably designed to ensure it is reliable, the method by which it was developed and the date of the estimated valuation. For these purposes, the estimated value per share of our common stock is the net investment amount of our shares, which net investment amount is based on the “amount available for investment/net investment amount” percentage shown in our estimated use of proceeds table for our initial public offering. As of December 31, 2020, this estimated value per share is $10.00 per share of our common stock, which was also the purchase price for shares of our common stock in our initial public offering prior to its suspension on December 22, 2020. No later than May 17, 2021 (which date is 150 days following the second anniversary of the date we broke escrow in our initial public offering) we will provide an NAV per share. This value will be based on valuations of our assets and liabilities performed at least annually, by, or with the material assistance or confirmation of, a third-party valuation expert or service pursuant to valuation policies adopted by our board of directors, which we expect to be consistent with industry practice. Once we announce an NAV per share, we expect to update the NAV per share no less frequently than annually. However, following the close of the CRII Merger and the resumption of our initial public offering, we expect to provide an updated NAV and to then provide monthly updates to the NAV pursuant to valuation guidelines adopted by our board of directors which we expect to be consistent with industry practice.

Until we report an NAV per share, this initial reported value will likely differ from the price at which a stockholder could resell his or her shares primarily because we established the offering price of our shares on an arbitrary basis and the selling price bears no relationship to our book or asset values or to any other established criteria for valuing shares.

As of March 25, 2021, there were 2,322 and 6 holders of record of our Class A common stock and Class T common stock, respectively.

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

In addition to cash distributions, our board of directors may declare stock dividends. Although there are a number of factors that we will consider in connection with such a declaration, such stock dividends are most likely to be declared if our board of directors believes that (i) our portfolio has appreciated in value from its aggregate acquisition cost or (ii) additional sales of common stock in our initial public offering at the current offering prices would dilute the value of a share to our then existing stockholders. For more information with respect to our distributions paid, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”

Unregistered Sale of Equity Securities

On November 8, 2019, we launched the Private Offering, a best-efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act. During the year ended December 31, 2020, we issued and sold 3,188,526 shares of our Series 2019 Preferred Stock in the Private Offering and received aggregate proceeds of $31,734,909. Additional information about the Private Offering and more recent sales of the Series 2019 Preferred Stock in the Private Offering has previously been disclosed under Item 3.02 in our Current Reports on Form 8-K.

Equity Compensation Plans

On March 25, 2020, we entered an Amended and Restated Limited Partnership Agreement of our Operating Partnership effective as of February 1, 2020, pursuant to which we have granted LTIP Units to certain of our executive officers and registered persons associated with the dealer manager for the Offering. See Part III, Item 11. "Executive Compensation" for additional information regarding equity compensation of our executive officers.

Use of Proceeds

On August 13, 2018, our Registration Statement on Form S-11 (File No. 333-215272), covering our offering of up to $750,000,000 in shares of common stock through a primary offering of $675,000,000 and a distribution reinvestment plan ("DRP") offering of $75,000,000, was declared effective under the Securities Act. We commenced our initial public offering on August 13, 2018 upon retaining Orchard Securities, LLC as the dealer manager of our offering. Initially we were offering unclassified shares of our common stock in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers) and unclassified shares of our common stock in the DRP Offering at $10.00 per share, all without any upfront costs or expenses charged to the investor. Effective October 15, 2019, pursuant to a post-effective amendment to our Registration Statement on Form S-11 filed October 9, 2019, we commenced offering two classes of shares of common stock: Class A and Class T, both at $10.00 per share (with discounts available to certain categories of purchasers of our Class A shares). The share classes have a different selling commission structure; however, these offering-related expenses are being paid by our advisor without reimbursement by us. We are offering to sell any combination of our Class A and Class T common stock, with a dollar value up to the maximum offering amount. We reserve the right to reallocate shares between the primary offering and our distribution reinvestment plan offering. We expect our primary offering to last until August 13, 2021 (unless extended by our board of directors as otherwise permitted by applicable securities laws). We may sell shares under the DRP Offering beyond the termination of the primary offering until we have sold all the shares under the plan.

As of December 31, 2020, we had sold 12,246,078 and 17,518 shares of Class A and Class T common stock, respectively, in the Offering for aggregate gross offering proceeds of approximately $121,997,000, including 150,797 combined shares of Class A or Class T common stock in the DRP Offering for aggregate gross offering proceeds of $1,507,968. As of December 31, 2020, organization and offering costs of approximately $14,096,000 have been incurred by our advisor in connection with the Offering. With the exception of costs associated with any equity incentive awards granted by us to registered persons associated with the dealer manager for the Offering, our advisor is obligated to pay all organization and offering costs in connection with the Offering through the date of this report on our behalf without reimbursement by us.

Proceeds from the Offering will be used to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets, including potential development projects, located throughout the United States. As of December 31, 2020, we had used the proceeds from the Offering, the Private Offering and debt financing to invest approximately $207,026,000 in our multifamily apartment community investments.

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

We plan to establish an estimated net asset value (“NAV”) per share of our common stock based on valuations of our assets and liabilities no later than May 17, 2021. Once we announce an NAV per share, we expect to update the NAV per share no less frequently than annually. However, following the close of the CRII Merger and the resumption of our initial public offering, we expect to provide an updated NAV and to then provide monthly updates to the NAV pursuant to valuation guidelines adopted by our board of directors which we expect to be consistent with industry practice. Upon our establishment of an estimated NAV per share, the estimated NAV per share will be the estimated value per share pursuant to the share repurchase program.

Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program for any reason upon 15 days’ notice to our stockholders.

During the year ended December 31, 2020, we redeemed 31,307 and zero shares of Class A and Class T common stock, respectively, pursuant to our share repurchase program for $268,613, which was an average repurchase price of $8.58. Effective December 22, 2020 our board of directors approved the immediate suspension of our share repurchase program while the board of directors evaluated the Mergers. As a result, we did not redeem any shares during the quarter ended December 31, 2020 and 13,429 shares for $117,789 remain in the queue to be considered when the program is resumed at a later date. We funded redemptions under our share repurchase program with the proceeds from our distribution reinvestment plan. No common stock shares were redeemed during the year ended December 31, 2019 as none were submitted for redemption.

Our board of directors has adopted a revised share repurchase program to be effective following the CRII Merger. This revised share repurchase program provides that we may make monthly redemptions with an aggregate value of up to 5% of our NAV each quarter. In addition, we have removed the funding restrictions from the share repurchase program. For newly designated share classes purchased after we resume the Offering, the redemption price will be equal to the most recently disclosed monthly NAV, or at 95% of the most recently disclosed NAV if the shares have been held for less than a year. For shares currently outstanding, our Class A and our Class T (which will be reclassified to Class TX) common stock, the repurchase price will not change except that stockholders may have their shares repurchased at 100% of NAV after a five-year hold period.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under "Cautionary Note Regarding Forward Looking Statements" at the beginning of this Annual Report on Form 10-K and in Item 1A, "Risk Factors."

Overview

Cottonwood Communities, Inc. invests primarily in multifamily apartment communities and multifamily real estate-related assets throughout the United States. We seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market). We do not expect to be able to achieve the balance of these allocations until we have raised substantial proceeds in the Offering (as defined below). Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. If the CRII Merger is consummated, we expect our board of directors to revisit our targeted portfolio allocation given the asset profile of the combined company.

We have registered $750,000,000 in shares of common stock (the “Offering”), consisting of $675,000,000 in shares of common stock offered in our primary offering and $75,000,000 in shares of common stock offered pursuant to our distribution reinvestment plan (the "DRP Offering”) at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers) in both the primary and the DRP Offering. The Offering commenced in August 2018 and is currently suspended as of December 2020 while we pursue the proposed mergers described below.

On November 8, 2019, we launched a best-efforts private placement offering exempt from registration under the Securities Act for which we initially offered a maximum of $50,000,000 in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering"). Offering-related expenses in the Private Offering are paid by us. On March 23, 2021, our board of directors approved an increase in the size of the offering to $100,000,000.

As of December 31, 2020, we have raised gross proceeds of $32,932,909 from the sale of Series 2019 Preferred Stock in the Private Offering and $121,996,723 from the sale of our common stock in the Offering. We have primarily used the net proceeds to make investments in real estate related assets as further described below under Our Investments.

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

COVID-19 Pandemic and Multifamily Real Estate Outlook

The COVID-19 pandemic has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The United States has reacted with various containment and mitigation efforts including quarantines, mandated business and school closures and travel restrictions. As a result, the COVID-19 pandemic is negatively impacting the real estate industry, although some of the restrictions and closures are beginning to ease in some locations. The fluidity of the COVID-19 pandemic continues to preclude any prediction as to the ultimate adverse impact the pandemic may have on our business, financial condition, results of operations and cash flows.

Some of our tenants have suffered difficulties with their personal financial situations as a result of job loss or reduced income and a small percent of the multifamily tenants at our stabilized multifamily apartment communities have sought rent deferrals. Not all tenant requests will ultimately result in rent deferrals and rent deferrals to date have not had a significant impact on our operations. To date, the impact of COVID-19 on our stabilized multifamily apartment communities has been minimal. As of the end of February 2021, we had received tenant payments equal to approximately 95.1% of the monthly tenant charges billed for the year ended December 31, 2020, and we had received tenant payments equal to 96.5% of the monthly tenant charges billed for the three months ended December 31, 2020. Collections and rent relief requests to date may not be indicative of collections or requests in any future period. Our results of operations since the COVID-19 pandemic began have also been partially impacted as a result of waiving late fees for portions of the year and as a result of the suspension of certain evictions at our properties. In addition, although the development projects in which we have invested are proceeding on schedule, as a result of quarantines or actual viral health issues, construction and completion of the development projects in which we have invested may be delayed or may incur additional costs which would have an adverse impact on our income from real estate note and investment returns.

The extent to which the COVID-19 pandemic or any other pandemic, epidemic or disease impacts our operations, the personal financial position of our tenants, and the development projects in which we have invested remains uncertain and cannot be predicted with confidence and will depend on the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. However, notwithstanding the challenging economic circumstances created by the COVID-19 pandemic, we believe our focus on multifamily assets and the quality of the assets in our portfolio makes us better positioned relative to other classes of real estate to withstand many of the adverse impacts of the COVID-19 pandemic as housing is a basic need, rather than a discretionary expense. Further, we believe that factors impacting the prime United States renter demographic such as delayed major life decisions, increased levels of student debt and tight credit standards in the single-family home mortgage market continue to support the value proposition for owning multifamily apartment communities and related investments. We note that our stabilized multifamily apartment communities were nearly 95% occupied on a weighted average basis as of December 31, 2020. Further, we have no debt maturing until March 2023 and are conservatively leveraged on our stabilized multifamily apartment communities with a total secured debt-to-total assets ratio of 34.9%.

Our Investments

Information regarding our investments as of December 31, 2020 is as follows:

Property Name	Location	Investment Type	Purchase / Investment Date	Number of Units	Purchase Price / Funding Commitment	Amount Paid / Funded to Date
Cottonwood West Palm	West Palm Beach, FL	Wholly Owned	05/30/2019	245	$66,923,500	$66,923,500
Cottonwood One Upland	Norwood, MA	Wholly Owned	03/19/2020	262	103,600,000	103,600,000
Dolce Twin Creeks, Phase II	Allen, TX	B Note	07/31/2019	366	10,000,000	8,205,862
Lector85	Ybor City, FL	Preferred Equity	08/15/2019	254	9,900,000	9,900,000
Vernon Boulevard	Queens, NY	Preferred Equity	07/23/2020	534	15,000,000	15,000,000
Riverfront	West Sacramento, CA	Preferred Equity	11/30/2020	285	15,091,649	2,680,148
Total / Weighted Average				1,946	$220,515,149	$206,309,510

Information regarding the secured credit facilities of our wholly owned investments as of December 31, 2020 is as follows:

Property Name	Debt Issuer	Maturity Date	Payment Type	Rate	Amount Outstanding
Cottonwood West Palm	Berkadia Commercial Mortgage, LLC	June 1, 2029	Interest Only	3.93%	$35,995,000	(3)
Cottonwood One Upland	J.P. Morgan Chase Bank, N.A.	March 19, 2023 (1)	Interest Only	Libor + 1.5-1.75% (2)	35,500,000	(4)
Total credit facilities					71,495,000
Unamortized debt issuance costs					(1,175,132)
Credit facilities, net					$70,319,868

(1) All or a portion of the amount outstanding can be prepaid at any time and the maturity date can be extended for two one-year periods, subject to the satisfaction of certain conditions.
(2) The spread is contingent upon certain debt yield metrics.
(3) There is no limit on the amount we can draw on the Berkadia Credit Facility as long as we maintain certain loan-to-value ratios and other requirements as set forth in the loan documents.
(4) We may obtain advances secured against Cottonwood One Upland up to $67,600,000 on our JP Morgan Credit Facility, as well as finance other future acquisitions up to $125,000,000 as long as certain loan-to-value ratios and other requirements are maintained.

Cottonwood West Palm

Cottonwood West Palm is a 245-unit, elevator-serviced, concrete and stucco multifamily community completed in 2018. The property is located five miles west of Palm Beach International Airport and is comprised of a mix of one-, two-, and three-bedroom units with an average size of 1,122 square feet and total rentable square feet of 274,889. Property amenities include gated access, a heated resort-style pool with cabanas, fitness center, 5,500-square-foot clubroom, business center and dog park. The occupancy rate of Cottonwood West Palm at December 31, 2020 was 97.6%. The effective monthly rental rate per unit as of December 31, 2020, calculated as the monthly contractual base rental income, net of free rent, divided by the units leased was $1,751.

Cottonwood One Upland

Cottonwood One Upland is a 262-unit garden-style multifamily community completed in 2016. The property is located in Norwood, Massachusetts and is comprised of a mix of one-, two-, and three-bedroom units with an average size of 1,160 square feet and total rentable square feet of 303,840. Property amenities include a swimming pool, clubhouse, outdoor amphitheater, and a dog park. The occupancy rate of Cottonwood One Upland at December 31, 2020 was 92.4%. The effective monthly rental rate per unit as of December 31, 2020 was $2,344.

Dolce B Note

The Dolce B Note was issued to an unaffiliated third party for the development of Dolce Twin Creeks, Phase II, a 366-unit multifamily project in Allen, Texas that includes medical office space. The Dolce B Note is secured by a deed of trust on the project for an amount of up to $10,000,000 (which commitment could rise to $10,500,000 in certain circumstances). The borrower is using the proceeds from the Dolce B Note, additional financing in the amount of up to $45,500,000 (the “Dolce A Note”) and $17,900,000 in common equity to fund the develop the project.

The Dolce B Note bears interest at a rate of 9.5% plus 1-month LIBOR and is being drawn in stages as needed throughout construction. The Dolce B Note includes a 1-month LIBOR floor equal to 2.50%, resulting in an interest rate floor equal to 12.00%, and matures on December 31, 2021 with two six-month extension options. The Dolce B Note has interest only monthly payments, with principal due at maturity. Prepayment is permitted in whole but not in part subject to certain prepayment fees.

Lector85 Investment

The Lector85 Investment is a preferred equity investment in a joint venture with Milhaus, LLC ("Milhaus"). Milhaus is using the Lector85 Investment, along with a $34,000,000 construction loan and equity of $9,300,000 to develop Lector85, a 254-unit multifamily project in Ybor City, FL that includes retail space. The Lector85 Investment was drawn upon in stages as needed throughout the construction of the project.

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

Vernon Boulevard Investment

We and a publicly-traded multifamily REIT (the “Preferred Co-Investor”) have preferred equity investments in an entity that is developing a three-building multifamily apartment community in the Astoria neighborhood of Queens, New York (the “Vernon Project”). The Vernon Boulevard Investment is our preferred contribution of $15,000,000. The Preferred Co-Investor contributed $40,000,000. In connection with our investment, we entered a joint venture agreement with the Preferred Co-Investor, an entity owned by a New York-based real estate development, investment and management firm (the “Developer”). The Developer contributed approximately $62,000,000 in common equity and is the manager of the joint venture.

The Vernon Boulevard Investment has a preferred return of 13% per annum and receives a profit participation upon a liquidity event, pari passu alongside the preferred equity contribution from the Preferred Co-Investor. Decisions of the members require approval of a majority in interest of the preferred equity holders and a majority in interest of the common holders. The Vernon Boulevard Investment has an expected redemption of July 2025 and is senior to the common equity. Additional funding for the Vernon Project will come from a $225,000,000 construction loan. The total development cost is estimated to be approximately $342,000,000.

Riverfront Investment
The Riverfront Investment is a preferred equity investment in an entity formed to invest in the development of a multifamily apartment community in West Sacramento, California (the “Riverfront Project”). A global real estate investment firm ("the Riverfront Sponsor") is the manager of the entity and contributed $16,800,000 in common equity. Affiliated companies of the Riverfront Sponsor are responsible for the development of the Riverfront Project and managing it upon completion. We are committed to providing up to $15,091,649 in preferred equity, including the amounts already funded.

The Riverfront Investment has a preferred return of 16% per annum. The Riverfront Sponsor has the option to redeem our interest and we have a put option to sell our interest after specified periods and events designated in the agreement. The Riverfront Investment is senior to the common equity. Additional funding for the Riverfront Project is provided by a $55,400,000 construction loan and a $15,300,000 senior preferred equity investment. The total development cost is estimated to be approximately $102,600,000.

The Riverfront Project is located on 3.6 acres along Riverfront Street by the triple-A baseball stadium in the Bridge District of West Sacramento. It is less than one mile from the downtown business and entertainment district. The Riverfront Project is expected to have 285 units with over 10,000 net rentable square feet of retail space facing the baseball stadium. The Riverfront Project will feature a large pool and sun deck, an indoor/outdoor fitness center, a dog run, private meeting rooms, and direct access to the River Walk and volleyball courts of the Bridge District in West Sacramento. The first units are scheduled for delivery in the fourth quarter of 2022.

Results of Operations

We acquired our first multifamily apartment community on May 30, 2019 and acquired our second multifamily apartment community on March 19, 2020, and we have made various investments in multifamily real estate-related assets over time as outlined above. Our results of operations for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues
Rental and other property revenues	$10,748,748	$2,797,475
Real estate note investment interest	575,839	44,777
Total revenues	11,324,587	2,842,252
Expenses
Property operations expense	4,569,857	1,428,925
Reimbursable operating expenses to related parties	1,029,920	541,652
Asset management fee to related party	2,799,466	811,395
Depreciation and amortization	6,966,232	2,738,190
General and administrative expenses	3,353,892	876,808
Total operating expenses	18,719,367	6,396,970
Other income (expense)
Equity in earnings of unconsolidated real estate entities	2,113,386	272,805
Interest income	198,003	492,542
Interest expense	(3,665,345)	(916,626)
Total other expense	(1,353,956)	(151,279)
Total expenses before asset management fee waiver	(20,073,323)	(6,548,249)
Asset management fee waived by Advisor	197,397	409,803
Net expenses after asset management fee waiver	(19,875,926)	(6,138,446)
Net loss	$(8,551,339)	$(3,296,194)

We incurred net losses of $8,551,339 and $3,296,194 for the years ended December 31, 2020 and 2019, respectively. The change was primarily driven by a full year of activity from Cottonwood West Palm in 2020 and just over nine months of activity from Cottonwood One Upland, which was acquired in March 2020. Investing activity throughout 2020 increased gross assets, driving the increase in asset management fees and depreciation and amortization. General and administrative expenses also increased primarily due to $2,330,872 in non-recurring legal, financial advisor, and other costs associated with the CRII Merger, CMRI Merger and CMRII Merger as described in Part I, Item 1. "Business." The higher net operating loss was partially offset by an increase in equity in earnings of $1,840,581 related to income from additional funds provided throughout 2020 to the Lector85 Investment, Vernon Boulevard Investment, and Riverfront Investment. Interest expense also increased due to the timing of the Cottonwood West Palm and Cottonwood One Upland acquisitions.

We expect our results of operations in future periods will continue to fluctuate as we deploy capital in strategic real estate investments. We are in the acquisition phase of our life cycle, and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through our offerings. In addition, if the CRII Merger and CROP Merger are consummated, our results of operations will be significantly impacted in 2021 due to the significance of the acquisition to our portfolio. Accordingly, our operating results for the years ended December 31, 2020 and 2019 are not directly comparable, nor are our results of operations for the year ended December 31, 2020 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the effect of anticipated future acquisitions of multifamily apartment communities and investments in multifamily real estate-related assets. Changes in occupancy, fluctuations due to changes in the variable interest rate on our JP Morgan Credit Facility and impacts of the COVID-19 pandemic as discussed above could also affect our operating results.

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

Our management also uses Core FFO as a measure of our operating performance. Core FFO is further adjusted from FFO for the following items included in the determination of GAAP net income: amortization of issuance costs associated with real estate note investments and debt, accretion of discounts on preferred stock, acquisition fees and expenses, and amortization of above or below intangible lease assets and liabilities. Our calculation of Core FFO may differ from the methodology used for calculating Core FFO by other REITs and, accordingly, our Core FFO may not be comparable. We utilize FFO and Core FFO as measures of our operating performance, and believe these measures are also useful to investors as supplemental metrics because they facilitate an understanding of our operating performance after adjusting for non-cash expenses and other items not indicative of ongoing operating performance.

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

A reconciliation of FFO and Core FFO to net loss is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net loss	$(8,551,339)	$(3,296,194)
Adjustments:
Real estate-related depreciation and amortization	6,966,232	2,738,190
FFO	(1,585,107)	(558,004)
Adjustments:
Amortization of real estate note investment issuance costs	48,766	19,904
Accretion of discount on preferred stock	467,646	4,047
Amortization of debt issuance costs	213,244	62,248
Acquisition fees and expenses	2,330,872	164,869
Accretion of below market leases	(53,544)	—
Core FFO	$1,421,877	$(306,936)

FFO per share - basic and diluted	$(0.15)	$(0.12)
Core FFO per share - basic and diluted	$0.13	$(0.07)
Weighted average shares outstanding	10,781,487	4,711,343

See “Results of Operations” above for further detail.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are and will be for the acquisition of multifamily apartment communities and investments in multifamily real estate-related assets; operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common and preferred stock; and payments of distributions to stockholders. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Private Offering, the Offering, from our credit facilities, from other secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations, all of which may be adversely effected by the impact of the COVID-19 pandemic as discussed above.

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

At December 31, 2020, we have a Master Credit Facility Agreement with Berkadia Commercial Mortgage, LLC (the "Berkadia Credit Facility"), for which we have an advance of $35,995,000 secured by Cottonwood West Palm. We also have a secured revolving credit facility agreement with J.P. Morgan Chase Bank, N.A. (the “JP Morgan Credit Facility”) that we entered into in conjunction with the acquisition of Cottonwood One Upland, for which we have advances of $35,500,000 as of December 31, 2020. There is no limit on the amount that we can draw on the Berkadia Credit Facility so long as we maintain the loan-to-value ratio and other requirements set forth in the loan documents. We may obtain advances secured against Cottonwood One Upland up to $67,600,000 on the JP Morgan Credit Facility, as well as finance other future acquisitions up to $125,000,000. We may obtain additional lines of credit or enter into other financing arrangements that may be secured by one or more of our assets. We can draw upon or pay down these credit facilities at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents. We may use the proceeds from any line of credit or financing to bridge the acquisition of, or acquire, multifamily apartment communities and multifamily real estate-related assets if our board of directors determines that we require such funds to acquire the multifamily apartment communities or real estate-related assets.

We must also redeem the Series 2019 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on December 31, 2023. This date may be extended by two one-year extension options.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to pay offering costs in connection with the Private Offering as well as the Offering upon resumption, as well as make certain payments to our advisor and our affiliated property manager pursuant to the terms of our advisory and property management agreements.

We elected to be taxed as a REIT under the Internal Revenue Code beginning with our taxable year ended December 31, 2019. To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

Cash Flows

The net change in our cash and cash equivalents and restricted cash is summarized as follows:

	For the Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(2,815,684)	$(459,142)
Net cash used in investing activities	(83,284,170)	(38,130,062)
Net cash provided by financing activities	42,990,664	82,925,023
Net (decrease) increase in cash and cash equivalents and restricted cash	$(43,109,190)	$44,335,819

Net cash used in operating activities was $2,815,684 in 2020, compared with $459,142 in 2019. The increase is primarily due to non-recurring legal, financial advisor, and other costs associated with the CRII Merger, CMRI Merger and CMRII Merger as described in Part I, Item 1. "Business." Operating cash outflows also increased from the acquisition of Cottonwood One Upland in 2020, resulting in additional real estate taxes, asset management fees, and interest expense during the current year. These outflows were offset by growth in tenant receipts from our property operations, interest income received on the Dolce B Note, and the deferral of payment on accounts payable, accrued expenses, and other liabilities.

Cash flows used in investing activities were $83,284,170 during 2020 and related to our purchase of Cottonwood One Upland, and funding the Dolce B Note, Vernon Boulevard Investment, Lector85 Investment, Riverfront Investment, and capital improvements. Cash flows used in investing activities were $38,130,062 during 2019, primarily due to our purchase of Cottonwood West Palm and funding the Dolce B Note and Lector85 Investment.

Cash flows provided by financing activities were $42,990,664 during 2020, primarily due to the net proceeds we received from the issuance of our common stock and Series 2019 Preferred Stock, offset by distributions paid to common stockholders and repayments made on our JP Morgan Credit Facility. Cash flows provided by financing activities were $82,925,023 in 2019, primarily due to the net proceeds we received from the issuance of our common stock and Series 2019 Preferred Stock, reduced by distributions to common stockholders.

Distributions

Common Stock

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

The following table summarizes the distributions attributable to our common stock that were declared and paid, along with information about cash flow provided by (used in) operating during the year ended December 31, 2020.

			Distributions Paid(3)
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested (DRP)	Total	Cash Provided By (Used In) Operating Activities
First Quarter 2020	$1,183,119	$0.125	$888,805	$237,326	$1,126,131	$571,878
Second Quarter 2020	1,309,923	$0.125	1,017,593	274,570	1,292,163	(32,296)
Third Quarter 2020	1,412,921	$0.125	1,090,610	293,235	1,383,845	(364,225)
Fourth Quarter 2020	1,492,087	$0.125	1,148,369	301,235	1,449,604	(2,991,041)
Total	$5,398,050		$4,145,377	$1,106,366	$5,251,743	$(2,815,684)
(1) Distributions for the periods from January 1, 2020 through December 31, 2020 were based on daily record dates and were calculated at a rate of $0.00136612 per share per day.
(2) Assumes the share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.

For the year ended December 31, 2020, we made aggregate distributions of $5,251,743, including $4,145,377 distributions paid in cash and $1,106,366 of distributions reinvested through our distribution reinvestment plan. Our net loss for the year ended December 31, 2020 was $8,551,339. Cash flows used in operating activities for the year ended December 31, 2020 was $2,815,684. We funded our total distributions paid during 2020, which includes net cash distributions and distributions reinvested by shareholders, with $571,878 prior period cash provided by operating activities and $4,679,865 of offering proceeds. From July 27, 2016 (inception) through December 31, 2020, we incurred cumulative distributions of $7,767,642 and our cumulative net loss during the same period was $11,947,742. Generally, for purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

We expect our board of directors to continue to authorize and declare distributions to our common stockholders based on daily record dates and to pay these distributions on a monthly basis. We have not established a minimum distribution level for our common stockholders, and our charter does not require that we make distributions to our common stockholders. We may also issue stock dividends. The timing and amount of distributions will be determined by our board of directors in its sole discretion and may vary from time to time.

Preferred Stock

Holders of the Series 2019 Preferred Stock are entitled to receive a preferred dividend equal to a 5.5% cumulative but not compounded annual return on the purchase price per share of $10.00. We expect our board of directors to continue to authorize and declare distributions to our holders of our preferred stock on daily record dates and to pay these distributions on a monthly basis. Preferred stock distributions are recorded as interest expense. For the year ended December 31, 2020, we incurred approximately $823,000 in distributions on our Series 2019 Preferred Stock.

Critical Accounting Policies

A critical accounting policy is one that is both important to our financial condition and results of operations and that involves some degree of uncertainty. The preparation of our financial statements may require significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider our accounting policy over investments in real estate, specifically with regards to the acquisition of real estate, to be critical. See Note 2 of the consolidated financial statements in this Annual Report on Form 10-K for further description of this policy.

Subsequent Events

We evaluate subsequent events up until the date the consolidated financial statements are issued.

Merger Agreements

On January 26, 2021, we entered into the merger agreements for the CRII Merger, CMRI Merger and CMRII Merger as described in Part I, Item 1. "Business."

Second Amended and Restated Three-Party Agreement

Concurrently with the execution of the CRII Merger Agreement, we entered into the Second Amended and Restated Three-Party Agreement by and among us, the Operating Partnership and our advisor, to amend the obligation of our advisor to pay the organization and offering expenses relating to the Offering as well as provide for the entry into an amended and restated advisory agreement with revised compensation upon the closing of the CRII Merger. Pursuant to the Second Amended and Restated Three-Party Agreement, organization and offering costs related to the Offering, with the exception of any costs associated with restructuring the terms of the Offering following the CRII Merger, will continue to be the obligation of our advisor until the amended and restated advisory agreement is executed. After the amended and restated advisory agreement is executed, our advisor will no longer have any obligation to pay the organization and offering expenses related to the Offering except (i) as set forth in the amended and restated advisory agreement, which caps our organization and offering expenses at 15% of gross proceeds in the Offering, and (ii) that the deferred selling commission associated with Class T common shares sold in the Offering as currently structured will continue to be the obligation of our advisor.

Status of the Private Offering

As of March 25, 2021, we had sold 4,244,388 shares of Series 2019 Preferred Stock for aggregate gross offering proceeds of $42,277,281. In connection with the sale of these shares in the Private Offering, the Company paid aggregate selling commissions of $2,784,995 and placement fees of $819,728. On March 23, 2021, our board of directors approved an increase in the size of the offering to 10,000,000 shares ($100,000,000).

Status of the Offering

As of March 25, 2021, we had sold 12,214,771 shares of our Class A common stock and 17,518 shares of our Class T common stock in the Offering for aggregate gross offering proceeds of $121,996,723. Included in these amounts were approximately 151,000 shares of common stock sold pursuant to the DRP Offering for aggregate gross offering proceeds of approximately $1,510,000.

Dividends Paid - Series 2019 Preferred Stock

Subsequent to December 31, 2020 and through the date of this report, we paid $445,065 of dividends to holders of record of Series 2019 Preferred Stock at an effective annual rate of 5.5% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Dividends Declared - Series 2019 Preferred Stock

On March 23, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00150685, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for the months of March, April and May 2021.

Distributions Paid - Common Stock

Subsequent to December 31, 2020 and through the date of this report, we paid $1,500,411 of distributions to our common stockholders at an effective annual rate of 5.0% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Distributions Declared - Common Stock

On March 23, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00136986, or 5.0% annually on the $10.00 purchase price, to holders of record of our common stock for the month of March, April and May 2021. Effective December 22, 2020 our board of directors approved the immediate suspension of our share repurchase program while the board of directors evaluated the Mergers. All distributions are currently being paid in cash until the suspension is lifted.

Grant of LTIP Unit Awards

On February 21, 2021, the compensation committee approved the grant of an aggregate of 17,500 time-based LTIP Units and 52,500 performance-based LTIP units to executive officers. The grants were made on February 28, 2021.

Riverfront Amendment

In March 2021, we amended our Riverfront partnership agreement in response to a liquidity covenant default by the Riverfront Sponsor. The amendment, among other things, added the Riverfront Sponsor's majority owner as an additional guarantor and provided additional remedies should the Riverfront Sponsor not cure the default by April 30, 2021. On March 25, 2021, the Riverfront Sponsor cured the liquidity default and we funded approximately $2,500,000 toward project costs, bringing our total investment in the project to approximately $5,200,000.

Amended and Restated Share Repurchase Program

Our board of directors has adopted an amended and restated share repurchase program to be effective following the CRII Merger. The revised share repurchase program provides that we may make monthly redemptions with an aggregate value of up to 5% of our net asset value or "NAV" each quarter. In addition, we have removed the funding restrictions from the share repurchase program. For newly designated share classes purchased after we resume the Offering, the redemption price will be equal to the most recently disclosed monthly NAV, or at 95% of the most recently disclosed NAV if the shares have been held for less than a year. For shares currently outstanding, our Class A and our Class T (which will be renamed and reclassified to Class TX) common stock, the repurchase price will not change except that stockholders may have their shares repurchased at 100% of NAV after a five-year hold period.

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

Management conducted an assessment of the effectiveness of Cottonwood Communities, Inc.'s internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management has determined that Cottonwood Communities, Inc.'s internal control over financial reporting as of December 31, 2020, was effective.

Item 9B. Other Information

Amended and Restated Share Repurchase Program

Our board of directors has adopted an amended and restated share repurchase program to be effective following the CRII Merger. The revised share repurchase program provides that we may make monthly redemptions with an aggregate value of up to 5% of our net asset value or "NAV" each quarter. In addition, we have removed the funding restrictions from the share repurchase program. For newly designated share classes purchased after we resume the Offering, the redemption price will be equal to the most recently disclosed monthly NAV, or at 95% of the most recently disclosed NAV if the shares have been held for less than a year. For shares currently outstanding, our Class A and our Class T (which will be renamed and reclassified to Class TX) common stock, the repurchase price will not change except that stockholders may have their shares repurchased at 100% of NAV after a five-year hold period.

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are set forth below:

Name*	Age**	Positions
Enzio Cassinis	43	Chief Executive Officer and President
Adam Larson	39	Chief Financial Officer
Susan Hallenberg	53	Chief Accounting Officer and Treasurer
Gregg Christensen	51	Chief Legal Officer
Paul Fredenberg	44	Chief Investment Officer
Daniel Shaeffer	50	Chairman of the Board and Director
Chad Christensen	48	Director
R. Brent Hardy	50	Independent Director
Gentry Jensen	49	Independent Director
John Lunt	48	Independent Director

* The address of each executive officer and director listed is 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106.
** As of December 31, 2020

Enzio Cassinis has been Chief Executive Officer and President of the Company since October 2018. In addition to serving as the Company’s Chief Executive Officer and President, Mr. Cassinis serves as the Chief Executive Officer and President of CMRI and CMRII, two Cottonwood-sponsored real estate investment trusts that raised $50 million in offerings that were qualified as “Tier 2” offerings pursuant to Regulation A promulgated under the Securities Act (a "Regulation A Offering"). He also serves as the Chief Executive Officer for the Company’s advisor.

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

Adam Larson has been Chief Financial Officer of the Company since October 2018. In addition to serving as the Company’s Chief Financial Officer, Mr. Larson also serves as the Chief Financial Officer of CMRI, CMRII and the Company’s advisor.
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
Mr. Larson holds a Master of Business Administration from the University of Chicago Booth School of Business, and a Bachelor of Science in Business Management from Brigham Young University where he also served as Student Body President.
Susan Hallenberg has been an officer of the Company since December 2016, and served as principal accounting officer and principal financial officer of the Company in her role as Chief Financial Officer from December 2016 through September 2018. Ms. Hallenberg continues to serve as principal accounting officer of the Company in her position as Chief

Accounting Officer and Treasurer, which positions she has held since October 2018. Ms. Hallenberg also serves as Chief Accounting Officer and Treasurer of CMRI and CMRII. She is also Chief Financial Officer and Treasurer of Cottonwood Multifamily Opportunity Fund, Inc. ("CMOF"), a Cottonwood-sponsored real estate investment trust that raised $50 million in a Regulation A Offering. Ms. Hallenberg is also the Chief Financial Officer and Treasurer of CRII. and its predecessor entity, positions she has held since May 2005.

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
Ms. Hallenberg holds a Bachelor of Arts in Economics/Accounting from The College of the Holy Cross.
Gregg Christensen has served as our Chief Legal Officer since December 2016. He served as one of our Directors from December 2016 to June 2018. Mr. Christensen also has served as the Chief Legal Officer and Secretary (formerly Executive Vice President, Secretary and General Counsel) and a Director of CRII and its predecessor entities since 2007. He holds similar officer positions with CMRI, CMRII and CMOF. In addition, he serves as a director of CMRI, CMRII and CMOF. Mr. Christensen oversees and coordinates all legal aspects of CRII and its affiliates, including our company, and is also actively involved in operations, acquisitions, and due diligence activities for us and our affiliates.

Prior to joining Cottonwood Residential, Inc., Mr. Christensen was a principal, managing director and general counsel of Cherokee & Walker, an investment company focused on real estate investments and private equity investments in real estate related companies. Previously, Mr. Christensen practiced law with Nelson & Senior in Salt Lake City. His areas of practice included real estate and corporate law. He is a member of the Utah State Bar, as well as the Bar of the United States District Court for the District of Utah. Mr. Christensen has been involved in real estate development, management, acquisition, disposition and financing for more than 24 years.

Mr. Christensen holds an Honors Bachelor of Arts Degree in English from the University of Utah and a Juris Doctorate Degree from the University of Utah, S.J. Quinney College of Law. Gregg Christensen and Chad Christensen are brothers.

Paul Fredenberg has been Chief Investment Officer of the Company since October 2018. In addition to serving as the Company’s Chief Investment Officer, Mr. Fredenberg serves as the Chief Investment Officer of CMRI, CMRII, and our advisor, positions he has held since October 2018.

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
Mr. Fredenberg holds a Master of Business Administration from the Wharton School at the University of Pennsylvania, a Master of Arts in Latin American Studies from the University of Pennsylvania, and a Bachelor of Arts in Economics from the University of Michigan, Ann Arbor.
Daniel Shaeffer has served as one of our Directors since July 2016 and as our Chairman of the Board since October 2018. He was formerly our Chief Executive Officer from December 2016 through September 2018. Mr. Shaeffer also has served as the Chief Executive Officer and a Director of CRII and its predecessor entities since 2004. He is also a director of CMRI, CMRII and CMOF. In addition, he serves as Chief Executive Officer of CMOF. Mr. Shaeffer’s primary responsibilities include overseeing acquisitions, capital markets and strategic planning for CRII and its affiliates.

Before co-founding Cottonwood Capital, LLC, a predecessor to CRII, in 2004, Mr. Shaeffer worked as a senior equities analyst with Wasatch Advisors of Salt Lake City. Prior to joining Wasatch Advisors, Mr. Shaeffer was a Vice President of Investment Banking at Morgan Stanley. Mr. Shaeffer began his career with Ernst & Young working in the firm’s audit department. Mr. Shaeffer has been involved in real estate development, management, acquisition, disposition and financing for more than 15 years.

Mr. Shaeffer holds an International Master of Business Administration from the University of Chicago Graduate School of Business and a Bachelor of Science in Accounting from Brigham Young University and is a Certified Public Accountant.

The board of directors has determined that it is in the best interests of our company and our stockholders for Mr. Shaeffer, in light of his day-to-day company-specific operational experience, significant finance and market experience, and his real estate experience, to serve as a director on the board of directors.

Chad Christensen has served as one of our Directors since July 2016 and was formerly our President and Chairman of the Board from December 2016 through September 2018. Mr. Christensen also has served as the President and a Director of CRII and its predecessor entities since 2004. He is also a director of CMRI, CMRII and CMOF. In addition, he serves as President and Chairman of the Board of CMOF. Mr. Christensen oversees financial and general operations for CRII and its affiliates. Mr. Christensen is also actively involved in acquisitions, marketing and capital raising activities for CRII and its affiliates

Before co-founding Cottonwood Capital, LLC, a predecessor to CRII, in 2004, Mr. Christensen worked with the Stan Johnson Company, a national commercial Real Estate Brokerage firm in Tulsa, Oklahoma. Early in his career, Mr. Christensen founded Paramo Investment Company, a small investment management company. Mr. Christensen has been involved in real estate development, management, acquisition, disposition and financing for more than 17 years.

Mr. Christensen holds a Master of Business Administration from The Wharton School at the University of Pennsylvania with an emphasis in Finance and Real Estate and a Bachelor of Arts in English from the University of Utah. Mr. Christensen also holds an active real estate license. Chad Christensen and Gregg Christensen are brothers.

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

Mr. Hardy graduated from the University of Utah with a Bachelor of Arts degree in Political Science and a minor in Spanish.

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

Mr. Jensen holds a Master of Business Administration in Finance from the Wharton School at the University of Pennsylvania and a Bachelor of Science, with Merit, in Systems Engineering from the United States Naval Academy.

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

Mr. Lunt graduated Magna Cum Laude with University Honors from Brigham Young University with a Bachelor of Arts degree in Economics, and he later received a Master of Business Administration in Finance and International Business from New York University. Mr. Lunt completed the Program for Advanced Trustee Studies at Harvard Law School and finished a number of courses at the New York Institute of Finance on trading and portfolio management.

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

Item 11. Executive Compensation

Compensation of Executive Officers

We are externally advised by CCI Advisors III and currently do not have any employees. Our day-to-day management functions are performed by CC Advisors III and its affiliates. For purposes of this disclosure, our named executive officers include Enzio A. Cassinis, our Chief Executive Officer and President, Adam Larson, our Chief Financial Officer, and Paul Fredenberg, our Chief Investment Officer, all of whom are officers and/or employees of CC Advisors III. During 2020, all of the compensation that we paid to our named executive officers consisted of equity compensation.

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act and an “emerging growth company” as defined under the JOBS Act. As such, we are permitted to take advantage of certain reduced reporting requirements that are otherwise applicable generally to public companies.

Executive Compensation Process. Our compensation committee, which is composed of all of our independent directors, discharges our board of director’s responsibilities relating to the equity compensation of our named executive officers. Except for annual grants of CCOP LTIP Units and CCOP Special LTIP Units (for purposes of our executive compensation discussion, referred to collectively as the “LTIP Units”) under the CCOP Partnership Agreement, our named executive officers do not receive any compensation directly from us.

Our compensation committee acknowledges that the real estate industry is highly competitive and that experienced professionals have significant career mobility. Through the annual grant of LTIP Units under the CCOP Partnership Agreement, we seek to attract, motivate and retain highly skilled executive officers who are committed to our core values of prudent risk-taking and integrity. Each year our compensation committee determines, in its sole discretion, the aggregate amount, type and terms of any equity grants to employees of CC Advisors III and its affiliates, including our named executive officers. When making equity award decisions, our compensation committee seeks input from Mr. Cassinis, our Chief Executive Officer and President, given his direct day-to-day working relationship with our senior officers. Our compensation committee engages in discussions and ultimately makes all final decisions related to equity compensation paid to our named executive officers.

Our compensation committee is authorized to retain the services of one or more executive compensation consultants, in its discretion, to assist with the establishment and review of our equity compensation programs and related policies. Our compensation committee has sole authority to hire, terminate and set the terms of future engagements with any compensation consultant. For the 2020 equity grants, our compensation committee consulted FPL Associates, L.P., an independent compensation consulting firm, to consult in determining a recommended structure and amounts for annual equity grants.

2020 Equity Grants

On March 25, 2020, we amended the CCOP Partnership Agreement, effective February 1, 2020, to establish LTIP Units, a new series of partnership units, and to permit the admission of additional limited partners. The LTIP Units are a separate series of limited partnership units of CCOP, which are convertible into CCOP Common Units upon achieving certain vesting and performance requirements. Awards of LTIP Units are subject to the conditions and restrictions determined by our board of directors, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. If the conditions and/or restrictions included in an LTIP Unit award agreement are not attained, holders will forfeit the LTIP Units granted under such agreement. Unless otherwise provided, the CCOP LTIP Unit awards (whether vested or unvested) will entitle the holder to receive current distributions from CCOP, and the CCOP Special LTIP Units (whether vested or unvested) will entitle the holder to receive 10% of the current distributions from CCOP during the applicable performance period. When the LTIP Units have vested and sufficient income has been allocated to the holder of the vested LTIP Units, the LTIP Units will automatically convert to CCOP Common Units on a one-for-one basis.

LTIP Units are structured as “profits interests” for U.S. federal income tax purposes, and we do not expect the grant, vesting or conversion of LTIP Units to produce a tax deduction for us based on current U.S. federal income tax law. As profits interests, the LTIP Units initially will not have full parity, on a per unit basis, with the CCOP Common Units with respect to liquidating distributions. Upon the occurrence of specified events, the LTIP Units can, over time, achieve full parity with the CCOP Common Units and therefore, accrete to an economic value for the holder equivalent to the CCOP Common Units. If such parity is achieved, the LTIP Units may be converted, subject to the satisfaction of applicable vesting conditions, on a one-for-one basis into CCOP Common Units, which in turn may be exchanged, upon the occurrence of certain events, by the holder for a cash amount based on the value of a share of CCI Common Stock or for shares of CCI Common Stock, on a one-for-one basis, at our election. However, there are circumstances under which the LTIP Units will not achieve parity with the CCOP Common Units, and until such parity is reached, the value that a holder could realize for a given number of LTIP Units will be less than the value of an equal number of shares of CCI Common Stock and may be zero.

In March 2020, our compensation committee approved grants of LTIP Units for fiscal year 2020. The March 2020 LTIP Unit grants were designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, deter our named executive officers from seeking other employment opportunities and align the interests of our named executive officers with our stockholders’ interests. Existing ownership levels were not a factor in award determinations, as our compensation committee does not want to discourage our named executive officers from holding significant amounts of our securities.

In determining the size and terms of the LTIP Unit grants made to our named executive officers for 2020 service, our compensation committee considered, among other things, company performance, the role and responsibilities of each officer, competitive factors and individual performance history. These awards were intended to enable our named executive officers to establish a meaningful equity stake in our company that would vest over a period of years based on company performance and continued service with CC Advisors III or its affiliates. While our compensation committee currently expects to continue to grant LTIP Units awards to our named executive officers annually on the same terms and conditions, the committee’s decision whether to approve any such awards in the future will depend on our performance, market trends and practices and other considerations.

Time-Based LTIP Units. The following table sets forth the number and value of the time-based LTIP Units granted to our named executive officers in March 2020. The time-based LTIP Units were issued on March 25, 2020, based on the grant date fair value determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC Topic 718”). The time-based LTIP Units vest over four years in equal installments on an annual basis, with the first 25% vesting on January 1, 2021, subject to continued employment with CC Advisors III or its affiliates. Time based LTIP Units (whether vested or unvested) receive the same distribution per unit as the CCOP Common Units.

Upon consummation of the CRII Merger and the CROP Merger, all time-based CCOP LTIP Units granted to officers of CCI prior to 2021 will accelerate and vest in full.

Executive Officer	Date of Grant	Number of Time-Based LTIP Units	Value of Time-Based LTIP Units
Enzio A. Cassinis	March 25, 2020	4,500	$45,000
Adam Larson	March 25, 2020	3,375	$33,750
Paul Fredenberg	March 25, 2020	2,063	$20,630

In February 2021, the compensation committee approved the grant of an aggregate of 17,500 time-based LTIP units to the named executive officers for 2021 compensation. The grants were made on February 28, 2021. These LTIP unit awards vest over four years in equal installments on an annual basis, with the first 25% vesting on January 1, 2022, subject to continued service. The 2021 grants of LTIP Units will be reflected in the “Summary Compensation Table” and “2021 Equity Grants” table in our proxy statement for the 2022 annual meeting of stockholders or Part III of our Annual Report on Form 10-K for the year ended December 31, 2021.

Performance-Based LTIP Units. The following table sets forth the number and value of the performance-based LTIP Units granted to our named executive officers in March 2020. The performance-based LTIP Units were issued on March 25, 2020, based on the grant date fair value determined in accordance with ASC Topic 718. The actual amount of each award will be determined at the conclusion of the three-year performance period on December 21, 2022 and will depend on our internal rate of return (as defined in the award agreements).

Executive Officer	Date of Grant	Number of Performance-Based LTIP Units	Value of Performance-Based LTIP Units
Enzio A. Cassinis	March 25, 2020	13,500	$77,490
Adam Larson	March 25, 2020	10,125	$58,118
Paul Fredenberg	March 25, 2020	6,187	$35,513

Pursuant to the terms of the applicable award agreements, our named executive officers may earn up to 100% of the number of performance-based LTIP Units granted, plus deemed dividends on earned units, based on our internal rate of return during the performance period in accordance with the following schedule, with linear interpolation for performance between levels:

Internal Rate of Return	Percentage Earned
Less than 6%	0%
6%	50%
10% or greater	100%

None of the performance-based LTIP Units will be earned if our internal rate of return for the performance period is less than 6%, and the maximum number of performance-based LTIP Units will only be earned if our internal rate of return for the performance period is 10% or greater. The earned performance-based LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with CC Advisors III or its affiliates. During the performance period, performance based LTIP Units (whether vested or unvested) will entitle the holder to receive 10% of the current distribution per unit paid to holders of the CCOP Common Units (based on the total number of performance-based LTIP Units granted). At the end of the performance period, if the internal rate of return equals or exceeds the performance threshold (6%), the holder will be entitled to receive an additional grant of LTIP Units equivalent to 90% of distributions that would have been paid on the earned performance-based LTIP Units during the performance period.

All performance-based CCOP LTIP Units issued and outstanding immediately prior to the effective time of the CROP Merger will convert into the right to receive one CROP LTIP Unit, and will continue to have, and be subject to, the same terms and conditions (including vesting terms) set forth in the applicable CCOP vesting agreement, as in effect immediately prior to the effective time of the CROP Merger.

In February 2021, the compensation committee approved the grant of an aggregate of 52,500 performance-based CCOP LTIP units to the named executive officers for 2021 compensation. The 2021 grants of LTIP Units will be reflected in the “Summary Compensation Table” and “2021 Equity Grants” table in our proxy statement for the 2022 annual meeting of stockholders or Part III of our Annual Report on Form 10-K for the year ended December 31, 2021.

Compensation from CC Advisors III

Our named executive officers are also officers and/or employees of, or hold an indirect ownership interest in, CC Advisors III and/or its affiliates, and our named executive officers are compensated by these entities, in part, for their services to us or our subsidiaries. See Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence - Report of the Conflicts Committee - Certain Transactions with Related Persons” for a discussion of the fees paid to our advisor and its affiliates.

Summary Compensation Table

The following table sets forth the information required by Item 402 of Regulation S K promulgated by the SEC. We did not grant any stock awards or pay any compensation to our named executive officers prior to 2020.

Name and Principal Position	Year	Stock Awards (1)	All Other Compensation	Total
Enzio A. Cassinis, Chief Executive Officer and President	2020	$ 122,490	—	$ 122,490
Adam Larson, Chief Financial Officer	2020	$ 91,868	—	$ 91,868
Paul Fredenberg, Chief Investment Officer	2020	$ 56,143	—	$ 56,143

(1) Represents the aggregate grant date fair value of awards computed in accordance with ASC Topic 718. The values of the time-based LTIP Units granted on March 25, 2020 are as follows: Enzio A. Cassinis - $45,000; Adam Larson - $33,750; and Paul Fredenberg - $20,630. The values of the performance-based LTIP Units granted on March 25, 2020 are as follows: Enzio A. Cassinis - $77,490; Adam Larson - $58,118; and Paul Fredenberg - $35,513.

Outstanding Equity Awards at Fiscal Year End 2020

The following table sets forth information with respect to outstanding equity awards held by our named executive officers as of December 31, 2020.

	Stock Awards
Name	Number of Units that Have Not Vested (1)	Market Value of Units that Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Units that Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units that Have Not Vested (2)(4)
Enzio A. Cassinis	4,500	$45,000	13,500	$135,000
Adam Larson	3,375	$33,750	10,125	$101,250
Paul Fredenberg	2,063	$20,630	6,187	$61,870

(1) Represents the number of LTIP Units for which a portion of the awards remain unvested as of December 31, 2020, based on service conditions. The time-based LTIP Units granted on March 25, 2020 vest in four equal installments on an annual basis beginning on January 1, 2021, subject to continued employment with CC Advisors III or its affiliates.

(2) Based on the estimated value of our common stock of $10.00 per share (which represents the most recent price an investor was willing to purchase our shares of common stock in our public offering) as of December 31, 2020.

(3) Represents the number of LTIP Units (at maximum amounts) for which a portion of the awards remain unearned and unvested as of December 31, 2020, based on performance conditions. For more information regarding the threshold, target and maximum amounts with respect to performance-based LTIP Units, see “—2020 Equity Grants—Performance-Based LTIP Units.” Any earned performance-based LTIP Units will vest on the first anniversary of the end of the performance period, subject to continued employment with CC Advisors III or its affiliates.

(4) For performance units, value is based on the estimated value of our common stock of $10.00 per share (which represents the most recent price an investor was willing to purchase our shares of common stock in our public offering) as of December 31, 2020. The number and value set forth in the table assumes that the named executive officers earn the target amounts of performance units. See footnote 3 above.

Termination and Change in Control Arrangements

Accelerated Vesting of Time-Based LTIP-Units. Pursuant to award agreements with our named executive officers, upon a “change in control” (as defined in the award agreements) or in the event of a termination of the executive officer’s employment by the executive officer for “good reason” (as defined in the award agreements), by the company without “cause” (as defined in the award agreements), or by reason of death or disability, all outstanding time-based LTIP Units will become fully vested. Upon consummation of the CRII Merger and the CROP Merger, all time-based CCOP LTIP Units granted to officers of CCI prior to 2021 will accelerate and vest in full.

The time-based LTIP Unit award agreements also provide that, to the extent the executive officer is party to an employment agreement with CC Advisors III that provides for the treatment of unvested equity awards in connection with certain terminations of employment, the vesting of any unvested time-based LTIP Units will be subject to the terms, conditions and requirements of such employment agreement.

Accelerated Vesting of Performance-Based LTIP-Units. Pursuant to the terms of award agreements with our named executive officers, the awarding and vesting of unearned and unvested performance-based LTIP Units is accelerated upon a “change in control” (as defined in the award agreements). Upon a change in control after the grant date, but prior to the end of the performance period, the performance period will end as of the date of the change in control, and performance will be measured and the award calculated and made (without pro ration) based on our internal rate of return through the date of the change in control. Upon a change in control after the end of the performance period, but prior to the vesting of the earned LTIP Units, all unvested earned LTIP Units will become fully vested. All performance-based CCOP LTIP Units issued and outstanding immediately prior to the effective time of the CROP Merger will convert into the right to receive one CROP LTIP Unit, and will continue to have, and be subject to, the same terms and conditions (including vesting terms) set forth in the applicable CCOP vesting agreement, as in effect immediately prior to the effective time of the CROP Merger.

In the event of a termination of the executive officer’s employment by the executive officer for “good reason” (as defined in the award agreements), by the company without “cause” (as defined in the award agreements) or by reason of death or disability after the grant date, but prior to the end of the performance period, the performance period will continue as if the termination had not occurred, and performance will be measured and the award calculated (as of the measurement date) and made (subject to pro ration) based on our internal rate of return through the end of the performance period. Such award will be subject to pro ration based on the number of calendar days that have elapsed from the grant date to, and including, the termination date by the number of calendar days from the grant date to, and including, the measurement date. In the event that such a qualified termination occurs after the end of the performance period, but prior to the vesting of the earned LTIP Units, all unvested earned LTIP Units will become fully vested.

The performance-based LTIP Unit award agreements also provide that, to the extent the executive officer is party to an employment agreement with CC Advisors III that provides for the treatment of unvested equity awards in connection with certain terminations of employment, the vesting of any unvested performance-based LTIP Units will be subject to the terms, conditions and requirements of such employment agreement.

Non-Employee Director Compensation

If a director is also one of our executive officers, we do not pay any compensation to that person for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by the compensation committee, based upon recommendations from our advisor. Our affiliated directors indirectly manage and control CC Advisors III and our executive officers are also executive officers of CC Advisors III, and through CC Advisors III, these individuals are involved in recommending and setting the compensation to be paid to our independent directors. Each independent director receives an annual retainer of $10,000. We pay independent directors for attending board and committee meetings as follows:

•$500 in cash for each board meeting attended (including if by teleconference); and
•$500 in cash for each committee meeting attended (if at a different time or place than a board meeting and including if by teleconference).

We also will reimburse our directors for their travel expenses incurred in connection with their attendance at board and committee meetings.

The following table sets forth the compensation earned by our directors for the fiscal year ended December 31, 2020:

Name	Fees Earned or Paid in Cash	Total
Chad Christensen	$—	$—
Daniel Shaeffer	$—	$—
R. Brent Hardy	$12,000	$12,000
Gentry Jensen	$12,000	$12,000
John Lunt	$12,000	$12,000
In addition, we will pay each member of our special committee a $70,000 retainer for their service on the special committee.
Special Committee
The CCI Special Committee was formed for the purpose of reviewing, considering, investigating, evaluating and, if deemed appropriate by the CCI Special Committee, negotiating the CRII Merger, CMRI Merger, CMRII Merger, or any alternative extraordinary transaction. The members of the CCI Special Committee are Gentry Jensen, R. Brent Hardy and John Lunt, with Gentry Jensen serving as the chairman of the CCI Special Committee.

The CCI Special Committee held 36 meetings during the year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of March 25, 2021, there were 12,214,771 and 17,518 shares of our Class A and Class T common stock issued and outstanding, respectively. The following table sets forth, as of March 25, 2021, the amount of our common stock beneficially owned by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days.

Name of Beneficial Owner(1)	Number of Common Shares Beneficially Owned	Percent of Common Shares Beneficially Owned
Enzio A. Cassinis, Chief Executive Officer and President	10,125(2)	*
Adam Larson, Chief Financial Officer	8,375(2)	*
Susan Hallenberg, Chief Accounting Officer and Treasurer	—	—
Paul Fredenberg, Chief Investment Officer	6,438(2)	*
Gregg Christensen, Chief Legal Officer and Secretary	20,000(3)	*
Daniel Shaeffer, Chairman of the Board and Director	20,000(3)	*
Chad Christensen, Director	20,000(3)	*
R. Brent Hardy, Independent Director	—	—
Gentry Jensen, Independent Director	—	—
John Lunt, Independent Director	—	—
All directors and executive officers as a group	44,938	*
* Indicates less than 1% of the outstanding common stock.
(1) The address of each beneficial owner listed is 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106.
(2) Reflects LTIP Units granted by the board of directors. Upon achieving parity with the common units and becoming “redeemable” in accordance with the terms of CCOP’s partnership agreement, LTIP Units may be redeemed for cash, or at our option, an equal number of shares of our common stock, subject to certain restrictions. Not all LTIP Units have vested

(3) CROP owns 20,000 shares of our outstanding common stock. Through entities they own and control, Gregg Christensen, Daniel Shaeffer and Chad Christensen have an ownership interest in CROP. In addition, they are three of the five directors that comprise the board of directors of CRII, the general partner of CROP, and as such have voting and investment control of the shares held by CROP.

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
Offering Policy. We have registered up to $750,000,000 in shares in the Offering, consisting of up to $675,000,000 of shares of common stock in our primary offering and up to $75,000,000 in shares of common stock pursuant to the DRP Offering at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers) in both the primary and the DRP Offering. Our common stock has two classes, Class A and Class T. We are offering to sell any combination of our Class A and Class T common stock in the Offering, with a dollar value up to the maximum offering amount. Shares in the Offering are being sold without any upfront costs or expenses paid by us.
When we resume the Offering following the closing of the CRII Merger, we will offer different classes of common stock that will have different combinations of upfront and deferred selling commissions and other fees payable to our dealer manager and participating broker-dealers. We believe that having a number of different share classes with different distribution compensation structures will improve our ability to sell shares and raise capital in the current market. Our board of directors has approved articles of amendment to rename and redesignate our current Class T common stock as “Class TX” common stock and articles supplementary to classify three new classes of common stock: Class T, D and I common stock.
We intend that the upfront and deferred selling commissions will be borne by the new investors in the Offering. The fees payable to our dealer manager and participating broker-dealers in connection with the Offering as well as the other offering expenses in connection the Offering would be borne by our company (subject to certain limitations as described further below), which expenses would impact our current stockholders and new stockholders.

In addition, following the CRII Merger, we intend to calculate our NAV monthly. Our NAV will be determined pursuant to valuation guidelines adopted by our board of directors which we expect to be consistent with industry practice. We believe more frequent NAV calculations will improve our ability to offer and repurchase our shares at the most fair prices, and also improve visibility and transparency into our performance.

On November 8, 2019, we launched the Private Offering, a private placement offering exempt from registration under the Securities Act for which we initially offered a maximum of $50,000,000 in shares of our Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share. Shares in the Private Offering have upfront costs and expenses paid by us from gross offering proceeds. On March 23, 2021, our board of directors approved an increase in the size of the offering to $100,000,000.

As of December 31, 2020, we have raised $32,932,909 and $121,996,723 of Series 2019 Preferred Stock and common stock, respectively. We have primarily used the net proceeds to make investments in real estate related assets. For the year ended December 31, 2020, we had no costs associated with raising capital for the Offering as our advisor has agreed to pay all offering related expenses on our behalf without reimbursement by us.
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
We will seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in a property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market). We do not expect to be able to achieve the balance of these allocations until we have raised substantial proceeds in the Offering. Prior to that time, we will balance the goal of achieving our portfolio allocation targets with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. Notwithstanding the foregoing, the actual portfolio allocation may from time to time be outside the target levels provided above due to factors such as a large inflow of capital over a short period of time, the advisor’s or board of directors’ assessment of the relative attractiveness of opportunities, an increase or decrease in the relative value of an investment or limitations or requirements relating to our intention to be treated as a REIT for U.S. federal income tax purposes.  Furthermore, our board of directors may revise the targeted portfolio allocation from time to time, if it determines that a different portfolio composition is in our stockholders’ best interests. If the CRII Merger is consummated, we expect our board of directors to revisit our targeted portfolio allocation given the asset profile of the combined company.
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
As of December 31, 2020, we owned two multifamily apartment communities in two states and issued a B Note secured by a deed of trust on a multifamily development project and made preferred equity investments in three multifamily development projects located in four states. If approved by the stockholders and the unitholders, as applicable, and the other closing conditions are met or waived, the Mergers will combine four portfolios of multifamily apartment communities and other real estate-related investments located predominantly in growth markets across the United States and create a $1.5 billion multifamily REIT.
Borrowing Policies. We have financed and intend to continue to finance the purchase of multifamily apartment communities with proceeds of the Offering and the Private Offering and loans obtained from third-party lenders. We anticipate the use of moderate leverage to enhance total cash flow to our stockholders. We will target an aggregate loan-to-cost or loan-to-value ratio of 45% to 65% at the REIT level; provided, however, that we may obtain financing that is less than or exceeds such ratio in the discretion of our board of directors if the board of directors deems it to be in our best interest to obtain such financing. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets, unless a majority of our conflicts committee finds substantial justification for borrowing a greater amount and such excess borrowings are disclosed in our next quarterly report, along with the conflicts committee’s justification for such excess. Examples of such a substantial justification include obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. We anticipate that all financing obtained to acquire stabilized multifamily apartment communities will be non-recourse to our operating partnership and us (however, it is possible that some of these loans will require us to enter into guaranties with respect to certain non-recourse carve-outs). We may obtain recourse debt in connection with certain development transactions.
We may obtain a line of credit or other financing that will be secured by one or more of our assets. We may use the proceeds from any line of credit or financing to bridge the acquisition of, or acquire, multifamily apartment communities and multifamily real estate-related assets if our board of directors determines that we require such funds to acquire the multifamily apartment communities or real estate-related assets. On May 30, 2019, we entered into the Berkadia Credit Facility and obtained an advance secured against Cottonwood West Palm in the amount of $35,995,000. On March 19, 2020, we entered into the JP Morgan Credit Facility in conjunction with the acquisition of Cottonwood One Upland. Pursuant to the terms of the JP Morgan Credit Facility, we may obtain advances secured against Cottonwood One Upland up to the amount of $67,600,000, subject to certain debt service coverage ratio requirements. Upon the closing of Cottonwood One Upland on March 19, 2020, our initial advance was $50,000,000. As of December 31, 2020, our total borrowings on the JP Morgan Credit Facility had decreased to $35,500,000. In addition, we launched the Private Offering pursuant to which may issue up to $100,000,000 in shares of Series 2019 Preferred Stock, which has a fixed redemption date and is classified as a liability on the consolidated balance sheet. As of December 31, 2020, we had issued 3,308,326 Series 2019 Preferred Stock.
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

Allocation Policy. We rely on our advisor to identify suitable investments. Many investment opportunities that are suitable for us may also be suitable for CROP and CRII or other programs sponsored by such persons and affiliates of such persons.
It is the intent of our advisor and us that, our advisor and its affiliates will allocate potential investments between us and other entities that are sponsored by our advisor and its affiliates in a manner designed to meet each entity’s investment objectives by considering the investment portfolios of each entity, the cash available for investment by each entity and diversification objectives.
Policies Regarding Operating Expenses. Commencing upon the earlier to occur of four full fiscal quarters after (i) the acquisition of our first real estate investment, or (ii) six months after the commencement of the Offering, we are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2020, total operating expenses represented approximately 3.72% and 946% of our average invested assets and our net loss, respectively. Excluding costs associated with the proposed mergers, total operating expenses would represent 2.53% of average invested assets and 319% of net income for the four consecutive quarters ended December 31, 2020.

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
Certain Transactions with Related Persons

The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of the 2019 as well as any such currently proposed material transactions. The following describes all transactions during the fiscal year ended December 31, 2020 and currently proposed transactions involving us, our directors, our sponsor or advisor or any of their affiliates and the conflicts committee’s report on their fairness.

As further described below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. CRII acts as our sponsor and is managed by its board of directors, three of the five members of which are Daniel Shaeffer, Chad Christensen, and Gregg Christensen. Daniel Shaeffer and Chad Christensen are our affiliated directors and Gregg Christensen is one of our executive officers. Cottonwood Communities Management, LLC (“CC Management”), our advisor through February 28, 2019 and our property manager, is wholly owned by Cottonwood Capital Management, Inc. ("Cottonwood Capital Management"), an indirect wholly owned subsidiary of CROP, the operating partnership of our sponsor. Effective March 1, 2019, following the restructuring by our sponsor of the entity through which we receive our advisory services (as described in additional detail below under “Restructuring of Our Advisor”), CC Advisors III, LLC ("CC Advisors III"), acts as our advisor. CC Advisors III is indirectly owned by Cottonwood Capital Management and two entities in which all of our officers and affiliated directors have an ownership interest.

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

Our advisor is subject to the supervision of the board of directors and only has such authority as we may delegate to it as our agent. We entered the advisory agreement on August 13, 2018 and have renewed the advisory agreement for subsequent one year terms annually upon its expiration. The current advisory agreement term expires August 13, 2021. On March 28, 2019, we amended the advisory agreement to remove the provision of property management services as described below under “Restructuring of Our Advisor.” Under the terms of the advisory agreement, we pay the following fees to our advisor. Upon closing the CRII Merger, we will enter into the Amended and Restated Advisory Agreement and amend the fees payable and expenses reimbursable to our advisor. See “—Amended and Restated Advisory Agreement.”

Organization and Offering Expenses. Our advisor is obligated to pay all of the organization and offering expenses associated with our initial public offering on our behalf (with the exception of costs associated with restructuring the offering and costs associated with any equity incentive awards granted by us to registered persons associated with the dealer manager for the offering). As of December 31, 2020, our advisor incurred approximately $14,096,000 in organizational and offering costs from the issuance of our common stock.

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

No contingent acquisition fees were incurred for the years ended December 31, 2020 and 2019.

Acquisition Expense Reimbursement. Subject to limitations in the charter, the advisor will be reimbursed for all out-of-pocket expenses incurred in connection with the selection and acquisition of real estate assets, whether or not the acquisition is consummated. Acquisition expenses reimbursed to our advisor during the years ended December 31, 2020 and 2019 were not significant, as we have generally incurred and paid such expenses directly.

Contingent Financing Fee. After our common stockholders have received, together as a collective group, aggregate distributions sufficient to provide a return of their invested capital plus a Required Return of 13%, our advisor will receive a contingent financing fee of 1% of the original principal amount of any financing obtained or assumed by us. Notwithstanding the foregoing, if our advisor is terminated within the first ten years of our operations for any reason other than the advisor’s fraud, willful misconduct or gross negligence, the payment of the contingent financing fee will be immediately due and payable. No contingent financing fees were incurred for the years ended December 31, 2020 and 2019.

Asset Management Fee. The advisor will receive an annual asset management fee, paid monthly, of 1.25% of the gross book value of our assets prior to establishment of net asset value. The advisor will receive an annual asset management fee of 1.25% of gross asset value thereafter. We incurred asset management fees of $2,799,466 and $811,395 for the years ended December 31, 2020 and 2019, respectively. Our advisor has agreed to waive its asset management fee each month in an amount equivalent to the 6.0% discount provided to those who purchase Class A shares through certain distribution channels as specified in the prospectus for the Offering. This is to ensure that we receive proceeds equivalent to those received for sales of shares outside of these channels. As a result, the asset management fee waived by our advisor for the years ended December 31, 2020 and 2019 was $197,397 and $409,803, respectively.

Other Fees and Reimbursable Expenses. We will reimburse the advisor or its affiliates for all actual expenses paid or incurred by the advisor or its affiliates in connection with the services provided to us; provided, however, that we will not reimburse the advisor or its affiliates for salaries, wages and related benefits of personnel who perform investment advisory services for us or serve as our executive officers. In addition, subject to the approval of the board of directors we may reimburse the advisor or its affiliates for costs and fees associated with providing services to us that we would otherwise engage a third party to provide. Reimbursable company operating expenses were $1,029,920 and $541,652 for the years ended December 31, 2020 and 2019, respectively.

Our advisor is required to reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless our conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital to the extent paid by us such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock, (ii) interest payments, (iii) taxes, (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) reasonable incentive fees based on the gain from the sale of our assets and (vi) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (other than disposition fees on the sale of assets other than real property), including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property. Our conflicts committee determined that the relationship of our total operating expenses and its net assets was justified for the four fiscal quarters ended December 31, 2020 given the costs of operating a public company, the early stage of our operations, and the costs of the proposed mergers and approved total operating expenses in excess of the operating expense reimbursement obligation in the fourth quarter of 2020.

The conflicts committee considers our relationship with our advisor to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement are similar to those paid by other similarly structured, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.

Property Management Agreement
For property management services, we paid CC Management, our advisor and property manager through February 28, 2019 and our current property manager following the restructuring of our advisor as described below, a property management fee in an amount up to 3.5% of the annual gross revenues of the multifamily apartment communities that it manages for us. A majority of the board of directors, including a majority of the conflicts committee has approved the form of property management agreement with our property manager as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. The conflicts committee believes that these arrangements with CC Management are fair. We incurred property management fees of $374,346 and $97,877 for the years ended December 31, 2020 and 2019, respectively.
Following the CRII Merger, property management will be performed primarily by our employees, and we will no longer engage an affiliated property manager to manage our multifamily apartment communities.

Promotional Interest
An affiliate of our advisor, Cottonwood Communities Advisors Promote, LLC ("CC Advisors Promote") is entitled to a promotional interest equal to 15% of net income and cash distributions from the Operating Partnership after our stockholders, together as a collective group, receive aggregate distributions sufficient to provide a return of their capital, plus a 6% cumulative, noncompounded annual return on their capital. In addition, CC Advisors Promote will be entitled to a separate one-time payment upon (1) the listing of our common stock on a national securities exchange or (2) the occurrence of certain events that result in the termination or non-renewal of the advisory agreement, in each case for an amount that CC Advisors Promote would have been entitled to receive, as described above, if the Operating Partnership had disposed of all of its assets at the market value of the shares of common stock as of the date of the event triggering the payment. If the event triggering the payment is the termination or non-renewal of the advisory agreement other than in connection with a liquidity event, the payment will be in the form of an interest-bearing promissory note that generally will not be paid until stockholders have received the return contemplated above.
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
In order to implement these restructuring changes, we entered the following agreements: First Amendment to the Advisory Agreement, among us, CC Management and the Operating Partnership (the “Advisory Agreement Amendment”); First Amendment to the Three-Party Agreement among us, CC Management, and the Operating Partnership (the “Three-Party Agreement Amendment”); and Three-Party Agreement (Property Management) among us, CC Management and the Operating Partnership (the “Three-Party Agreement (Property Management)”). The Advisory Agreement Amendment removed property management services from the advisory agreement so that property management services remain with CC Management and the advisory agreement and related external advisory services could be transferred to CC Advisors III. The Three-Party Agreement Amendment and the Three- Party Agreement (Property Management) reflect changes necessary to address the fact that advisory services and property management will be provided by separate entities going forward. We have since entered an Advisory Agreement with CC Advisors III and an Amended and Restated Three-Party Agreement with CC Advisors III that incorporates the amendments entered in connection with the restructuring transaction.

In addition, as general partner of the Operating Partnership, we consented to the assignment of the promotional interest held by CC Investor, the sole limited partner of the Operating Partnership, to CROP and then to CC Advisors Promote. Finally, following the consent of the conflicts committee, we also entered into the Assignment of the Advisory Service Contracts among us, CC Management, Cottonwood Capital Management, Cottonwood Communities Advisors, LLC (“CCA”) and CC Advisors III pursuant to which CC Management assigned and transferred all of its rights, obligations and interests in the advisory agreement, the three party agreement, and the dealer manager agreement to Cottonwood Capital Management; which in turn assigned and transferred all of its rights, obligations and interests in the agreements to CCA; which in turn assigned and transferred all of its rights, obligations and interests in the agreements CC Advisors III. As a result, effective March 1, 2019, CC Advisors III will provide all of the services under the advisory agreement and will be responsible for the payment of all organization and offering expenses in the Offering (with the exception of costs associated with any equity incentive awards granted by us to registered persons associated with the dealer manager for the Offering), without reimbursement by us.

Pending Mergers with CRII, CMRI and CMRII
On January 26, 2021, we entered into separate Merger Agreements to acquire each of CRII, CMRI and CMRII. All of the Mergers are stock-for-stock transactions whereby each of CRII, CMRI and CMRII will be merged into Merger Sub, our wholly owned subsidiary. The consummation of the CRII Merger is not contingent upon the completion of either the CMRI Merger or CMRII Merger, the consummation of the CMRI Merger is not contingent upon the completion of either the CRII Merger or CMRII Merger, and the consummation of the CMRII Merger is not contingent upon the completion of either the CRII Merger or CMRI Merger; however, under certain circumstances, each of CMRI and CMRII may opt not to close if the CRII Merger does not occur. CMRI and CMRII are each externally managed by an affiliate of CC Advisors III which are wholly owned subsidiaries of CCA which is indirectly owned by Cottonwood Capital Management and two entities in which all of our officers and affiliated directors have an ownership interest.

Voting Agreement

Concurrently with the execution of the CRII Merger Agreement, Cottonwood Residential Holdings, LLC, High Traverse Holdings, LLC ("HT Holdings"), Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin (collectively, the “Affiliated Security Holders”), as the beneficial holders (through voting and investment power with respect to their interests in trusts or other entities they own or control) of 50 shares of the voting common stock of CRII ("CRII Voting Common Stock") and of 2,034,378 CROP Common Units, entered into a voting agreement with CCI (the “Voting Agreement”). Pursuant to the terms of the Voting Agreement, the Affiliated Security Holders have delivered an irrevocable proxy to CCI with respect to the CRII Voting Common Stock beneficially owned by them to vote in favor of or act by written consent to approve the CRII Merger. The shares of CRII Voting Common Stock held by the Affiliated Security Holders represent 100% of the issued and outstanding CRII Voting Common Stock and therefore, they can provide the CRII Voting Stockholder Approval without the approval of any other stockholders of CRII.

In addition, the Affiliated Security Holders have delivered an irrevocable proxy to CCI with respect to the CROP Common Units beneficially owned by them to vote in favor of or act by written consent to approve the CRII Merger, the CROP Merger and the Amended and Restated CROP Partnership Agreement; provided that such vote will only occur following the vote in favor of the matters by holders of a majority of the outstanding CROP Common Units held by disinterested limited partners. The CROP Common Units held by the Affiliated Security Holders represents approximately 17% of the total outstanding CROP Common Units.

Pursuant to the Voting Agreement, the Affiliated Security Holders have agreed not to take any action that would be a violation of the non-solicitation obligations of the CRII Merger Agreement if those actions were taken by CRII. The Voting Agreement also requires that the Affiliated Security Holders use their best efforts to effect certain Pre-Merger Transactions if all of the other conditions to the closing of the CRII Merger have been satisfied or waived and CCI has given notice that it is prepared to consummate the CRII Merger.

Second Amended and Restated Three-Party Agreement

Concurrently with the execution of the CRII Merger Agreement, we entered into the Second Amended and Restated Three-Party Agreement by and among CCI, CCOP and CC Advisors III (the “Amended Three-Party Agreement”) to amend the obligation of CC Advisors III to pay the organization and offering expenses relating to our initial public offering (the “Offering”) on our behalf as well as provide for the entry into the Amended and Restated Advisory Agreement (described below) upon the closing of the CRII Merger. Pursuant to the Second Amended and Restated Three-Party Agreement, organization and offering costs related to the Offering, with the exception of any costs associated with restructuring the terms of the Offering following the CRII Merger, will continue to be the obligation of CC Advisors III until the Amended and Restated Advisory Agreement is executed. After the Amended and Restated Advisory Agreement is executed, CC Advisors III will no longer have any obligation to pay the organization and offering expenses related to the Offering on our behalf except (i) as set forth in the Amended and Restated Advisory Agreement, which caps CCI’s organization and offering expenses at 15% of gross proceeds in the Offering, and (ii) that the deferred selling commission associated with Class T common shares sold in the Offering as currently structured will continue to be the obligation of CC Advisors III.

Amended and Restated Advisory Agreement

CC Advisors III has agreed to enter into the Amended and Restated Advisory Agreement upon the closing of the CRII Merger. The Amended and Restated Advisory Agreement includes changes to reflect that upon the closing of the CRII Merger, CCI will acquire personnel who have historically performed certain services for CCI on behalf of CC Advisors III, including property management, legal, accounting, property development oversight and certain services relating to construction management, shareholders, human resources, renter insurance and information technology. Thereafter, CC Advisors III will have no obligation to perform those services but instead will oversee and supplement those services to the extent CC Advisors III (acting in its fiduciary capacity) deems appropriate. The Amended and Restated Advisory Agreement also removes a provision regarding the use of the Cottonwood name because following the CRII Merger, the trademark will be held by CCI. Following the CRII Merger, the parties will enter into the Trademark License Agreement described below whereby CCI will grant to CC Advisors III a non-exclusive license to use and display certain Cottonwood trademarks.

In addition, the Amended and Restated Advisory Agreement revises the compensation payable and the expenses that may be reimbursed to CC Advisors III for its services as described below.

Asset Management Fee. CC Advisors III will receive a monthly asset management fee equal to 0.0625% of the gross asset value or GAV of CROP (subject to a cap of 0.125% of net asset value or NAV of the operating partnership), before giving effect to any accruals (related to the month for which the asset management fee is being calculated) for the asset management fee, distribution fees in connection with a securities offering, the Performance Allocation (as defined in the Amended and Restated CROP Partnership Agreement) or any distributions. The GAV and NAV of CROP will be determined in accordance with the valuation guidelines adopted by our board of directors and reflective of the ownership interest held by CROP in such gross assets. If CCI owns assets other than through CROP, CCI will pay a corresponding fee.

The management fee may be paid, at CC Advisors III’s election, in cash or shares of CCI Common Stock or CROP Common Units. To the extent that CC Advisors III elects to receive any portion of its management fee in shares of CCI Common Stock or CROP Common Units, CCI or CROP may repurchase such shares or units at a later date. Shares of CCI Common Stock and CROP Common Units obtained by CC Advisors III as compensation for the management fee payable will not be subject to the repurchase limits of CCI’s share repurchase plan or any reduction or penalty for an early repurchase. Upon the request of CC Advisors III, CCI or CROP will repurchase any such securities for cash unless our board of directors determines that any such repurchase would be prohibited by applicable law, the CCI Charter, the Amended and Restated CROP Partnership Agreement, or otherwise cause CCI cash levels or leverage levels to be imprudent as determined by our board of directors. CROP will waive the one-year holding period requirement with respect to the “Exchange Right” provided for in the Amended and Restated CROP Partnership Agreement. CC Advisors III will have registration rights with respect to shares of CCI Common Stock.

Contingent Acquisition Fees and Contingent Financing Fees. If the Amended and Restated Advisory Agreement is terminated other than for cause (or non-renewal or termination by CC Advisors III), the Contingent Acquisition Fees and Contingent Financing Fees provided for in the current advisory agreement will be due and payable in an amount equal to approximately $22 million (if the termination occurs in year one) reduced by 10% each year thereafter.

Organization and Offering Expenses. CCI will reimburse CC Advisors III for any organization and offering expenses that it incurs on CCI’s behalf as and when incurred. Following the CRII Merger, CC Advisors III will no longer be obligated to pay the organization and offering expenses associated with CCI’s initial public offering with the exception of the deferred selling commission associated with Class T shares sold. After the termination of the primary offering, CC Advisors III will reimburse CCI to the extent that the organization and offering expenses that CCI incurs exceed 15% of the gross proceeds from any public offering.

Expense Reimbursement. Subject to the limitations on total operating expenses, CC Advisors III will be entitled to reimbursement of all costs and expenses incurred by it or its affiliates on CCI’s behalf, provided that CC Advisors III is responsible for the expenses related to any and all personnel of CC Advisors III who provide investment advisory services pursuant to the Amended and Restated Advisory Agreement (including, without limitation, each of CCI’s executive officers and any directors who are also directors, officers or employees of CC Advisors III or any of its affiliates), including, without limitation, salaries, bonuses and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel (“Advisor Expenses”); provided that CCI will be responsible for the personnel costs of CCI employees even if they are also directors or officers of CC Advisors III or any of its affiliates except as provided for in a transitional services agreement to be negotiated among the parties.

Amended and Restated CROP Partnership Agreement

In addition to the compensation payable and expenses reimbursement to CC Advisors III pursuant to the Amended and Restated Advisory Agreement, the Amended and Restated CROP Partnership Agreement to be entered upon the closing of the CRII Merger provides for the payment of a performance participation interest in CROP to CC Advisors III. So long as the advisory agreement with CC Advisors III (the “Special Limited Partner” for purposes of this discussion) has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in CROP that entitles it to receive an allocation from CROP equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount, with a Catch-Up (each term as defined in the Amended and Restated CROP Partnership Agreement). Such allocation will be made annually and accrue monthly.

Trademark License Agreement

CCI, CROP and CC Advisors III are expected to enter into a Trademark License Agreement upon the closing of the CRII Merger. Pursuant to the Trademark License Agreement, CCI will grant to CC Advisors III a non-exclusive license under CCI’s rights in certain trademarks related to the Cottonwood name to use and display the trademarks solely for the purpose of

CC Advisors III performing services identified in the agreement. The agreement provides for the payment of compensation by CC Advisors III to CCI for the use of the trademarks. The agreement will be co-terminus with the Amended and Restated Advisory Agreement.

Reimbursement and Cost Sharing Agreement

Upon completion of the CRII Merger, CCI, CROP and CC Advisors III expect to enter a Reimbursement and Cost Sharing Agreement to provide for the sharing of expenses associated with employees of CROP who will perform services on behalf of CC Advisors III following the internalization of certain services by CCI.

Related Party Agreements Entered into by CROP Prior to the CRII Merger

Following the CRII Merger, we will be party to certain related party agreements entered by CROP prior to the consummation of the CRII Merger, including the following.

Tax Protection Agreement. Concurrently with the execution of the CRII Merger Agreement, CROP and HT Holdings entered into the Tax Protection Agreement, which will become effective at the effective time of the CROP Merger. Pursuant to the Tax Protection Agreement, CROP agrees to indemnify the Protected Partners against certain tax consequences of a taxable transfer of all or any portion of the Protected Properties or any interest therein, subject to certain conditions and limitations. CROP’s tax obligations under the Tax Protection Agreement will expire one day after the 10th anniversary of the effective date of the Tax Protection Agreement, subject to certain limitations.

If CROP is required to indemnify a Protected Partner under the terms of the Tax Protection Agreement, the sole right of such Protected Partner is to receive from CROP a payment in an amount equal to such Protected Partner’s tax liability using the highest U.S. federal income tax rate applicable to the character of the gain and state income tax rate in the state where the Protected Partner resides, such payment to be grossed up so that the net amount received after such gross‑up is equal to the required payment. CROP will permit the Protected Partners to guarantee up to $50 million in the aggregate of CROP’s liabilities to avoid certain adverse tax consequences. Either CROP or the Protected Partners may elect to transfer assets or receive a distribution of assets equal to the net fair market value of the CROP units held by the Protected Partners in full liquidation and redemption of the CROP Units held by the Protected Partners. The Protected Partners will have the right to select the assets of CROP necessary to effectuate the in-kind redemption transaction, subject to certain limitations.

For purposes of the Tax Protection Agreement:

“HT Holdings Units” refers to the limited partner interests in HT Holdings which were outstanding at the effective time of the CROP Merger.

“Permitted Transferee” refers to any person who holds HT Holdings Units and who acquired such HT Holdings Units from HT Holdings or another Permitted Transferee in a permitted disposition (generally includes transfers to family members, family trusts, beneficiaries of trusts and partners or members of entities), in which such person’s adjusted basis in such HT Holdings Units, as determined for U.S. federal income tax purposes, is determined, in whole or in part, by reference to the adjusted basis of HT Holdings (or such other Permitted Transferee) in such HT Holdings Units and who has notified CROP of its status as a Permitted Transferee, subject to certain conditions and limitations.

“Protected Partners” refers to HT Holdings and each Permitted Transferee.

“Protected Properties” refers to the properties owned by CROP on the effective date of the Tax Protection Agreement, including any and all replacement property received in exchange for all or any portion of the Protected Properties pursuant to Code Section 1031, Code Section 1033, any other Code provision that provides for the non-recognition of income or gain or any transaction pursuant to which the tax basis of such property is determined in whole or in part by reference to the tax basis of all or any portion of the Protected Properties.

Amended and Restated Promissory Note of CCA and CROP. CCA issued a $13 million promissory note in favor of CROP dated January 1, 2021. The CCA Note has a 10-year term with an interest rate of 7%. The CCA Note requires monthly payments of interest only through June 30, 2021 and thereafter, monthly payments of principal and interest in the amount of $150,941.02. CCA may prepay the principal balance under the CCA Note, in whole or in part, with all interest then accrued, at any time, without premium or penalty.

The CCA Note will accelerate upon termination of the Amended and Restated Advisory Agreement to the extent of amounts then owed by CROP to CC Advisors III thereunder. If such acceleration occurs and CROP holds the CCA Note, then

CCI may offset any termination payments payable to CC Advisors III under the Amended and Restated Advisory Agreement by the accelerated portion of the CCA Note.

Offset Agreement. CC Advisors III and CROP are parties to an Offset Agreement effective as of January 1, 2021. The Offset Agreement provides that upon certain events related to the CCA Note, CROP will have the right to offset payments due to CC Advisors III. In particular, in the event CROP were to become obligated to pay any amounts to CC Advisors III as a result of the termination of the Amended and Restated Advisory Agreement, then, until the CCA Note is paid in full, CROP has the right to assign all or a portion of the CCA Note to CC Advisors III as payment for any amounts due from CROP to CC Advisors III. The Offset Agreement terminates upon the earlier of (i) payment of the CCA Note in full, and (ii) the CCA Note Distribution.

The Allonge to the Amended and Restated Promissory Note. Upon the CCA Note Distribution, CROP and CCA expect to enter into an agreement that provides for an offset arrangement similar to the Offset Agreement as described above, but modified to account for the fact that the CCA Note will be held by the CROP unitholders and the CRII stockholders of record immediately prior to the CROP Merger and the CRII Merger.

Currently Proposed Transactions

Other than as described above, there are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

The conflicts committee has determined that the policies set forth in this Report of the Conflicts Committee are in the best interest of our stockholders because they increase the likelihood of achieving our investment objectives.

March 23, 2021	The Conflicts Committee of the Board of Directors:
Gentry Jensen (Chairman), R. Brent Hardy, and John Lunt

Item 14. Principal Accounting Fees and Services

Independent Auditors

During the years ended December 31, 2020 and 2019, KPMG LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2020 and 2019 by our independent registered public accounting firm, KPMG, were as follows:

	For the Year Ended December 31,
	2020	2019
Audit fees (a)	$339,280	$240,855
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$339,280	$240,855

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

All services rendered KPMG for the years ended December 31, 2020 and 2019 were pre-approved in accordance with the policies and procedures described above.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statement Schedules

See the accompanying Index to Financial Statement at page F-1 of this report.

The following financial statement schedule is included herein at page F-24 of this report:

Schedule III - Real Estate and Accumulated Depreciation

(a) (2) Exhibits

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger by and among the Company Cottonwood Communities O.P., LP, Cottonwood Communities GP Subsidiary, LLC, Cottonwood Residential O.P., LP and Cottonwood Residential II, Inc. dated as of January 26, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 1, 2021)

2.2
Agreement and Plan of Merger by and among the Company, Cottonwood Communities O.P, LP, Cottonwood Communities GP Subsidiary, LLC, Cottonwood Multifamily REIT I O.P., LP and Cottonwood Multifamily REIT I, Inc. dated as of January 26, 2021 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed February 1, 2021)

2.3
Agreement and Plan of Merger by and among the Company, Cottonwood Communities O.P., LP, Cottonwood Communities GP Subsidiary, LLC, Cottonwood Multifamily REIT II O.P., LP and Cottonwood Multifamily REIT II, Inc. dated as of January 26, 2021 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed February 1, 2021)

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
4.1
Form of Subscription Agreement (incorporated by reference to Appendix A to the prospectus included in the Company’s Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed April 20, 2020)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018)

4.3
Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Appendix B to the prospectus included in the Company’s Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 filed April 20, 2020)

4.4*	Description of the Company's Securities
10.1
Advisory Agreement among Cottonwood Communities, Inc., Cottonwood Communities O.P., LP and CC Advisors III, LLC dated August 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed February 3, 2021)

10.2
Second Amended and Restated Dealer Manager Agreement (including the Form of Selected Dealer Agreement), by and among the Company, CC Advisors III, LLC and Orchard Securities, LLC, dated February 20, 2020 (incorporated by reference to Exhibit 1.4 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 filed April 20, 2020)

10.3
Voting Agreement, by and among the Company, Daniel Schaeffer, Chad Christenson, Gregg Christenson, Eric Marlin, Cottonwood Residential Holdings, LLC and High Traverse Holdings, LLC, dated January 26, 2021, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 1, 2021)

10.4
Second Amended and Restated Three-Party Agreement by and among the Company, Cottonwood Communities O.P., LP and CC Advisors III, LLC, dated January 26, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 1, 2021)

10.5	Managing Broker-Dealer Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)
10.6
Amended and Restated Agreement of Limited Partnership of Cottonwood Communities O.P., LP dated February 1, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 filed April 20, 2020)

10.7
Assignment of Promotional Interest by and among Cottonwood Residential O.P., LP, Cottonwood Communities Investor, LLC and Cottonwood Communities Advisors Promote, LLC dated March 1, 2019 (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 filed May 3, 2019)

10.8	Master Credit Facility Agreement by and between CC West Palm, LLC and Berkadia Commercial Mortgage, LLC dated May 30, 2019 (incorporated by reference to Exhibit 10.5 on Form 8-K filed June 4, 2019)
10.9
Consolidated, Amended and Restated Multifamily Note by and between CC West Palm, LLC and Berkadia Commercial Mortgage, LLC dated May 30, 2019 (incorporated by reference to Exhibit 10.6 on Form 8-K filed June 4, 2019)

10.10
Property Management Agreement (Luma) between CC West Palm, LLC and Cottonwood Communities Management, LLC effective as of May 30, 2019 (incorporated by reference to Exhibit 10.14 on Form 10-K filed March 25, 2020)

10.11
Revolving Loan and Security Agreement (One Upland) between KRE JAG One Upload Owner LLC and JPMorgan Chase Bank, N.A. dated March 19, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 filed April 20, 2020)

10.12
Promissory Note between KRE JAG One Upland Owner LLC and JPMorgan Chase Bank, N.A. dated March 19, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 filed April 20, 2020)

10.13
Property Management Agreement between KRE JAG One Upland Owner LLC and Cottonwood Communities Management, LLC dated March 19, 2020 (incorporated by reference to Exhibit 10.18 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 filed April 20, 2020)

10.14
Form of Performance-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 filed April 20, 2020)

10.15
Form of Time-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 filed April 20, 2020)

21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Program (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed May 22, 2018)
99.2*	Amended and Restated Share Repurchase Program
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

March 26, 2021	/s/ Enzio Cassinis
Date	Enzio Cassinis, Chief Executive Officer
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 26, 2021	/s/ Adam Larson
Date	Adam Larson, Chief Financial Officer
(Principal Financial Officer)

March 26, 2021	/s/ Susan Hallenberg
Date	Susan Hallenberg, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

March 26, 2021	/s/ Enzio Cassinis
Date	Enzio Cassinis, Chief Executive Officer and President
(Principal Executive Officer)

March 26, 2021	/s/ Daniel Shaeffer
Date	Daniel Shaeffer, Chairman of the Board and Director

March 26, 2021	/s/ Chad Christensen
Date	Chad Christensen, Director

March 26, 2021	/s/ R. Brent Hardy
Date	R. Brent Hardy, Independent Director

March 26, 2021	/s/ Gentry Jensen
Date	Gentry Jensen, Independent Director

March 26, 2021	/s/ John Lunt
Date	John Lunt, Independent Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cottonwood Communities, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cottonwood Communities, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, the related notes, and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado
March 26, 2021

Cottonwood Communities, Inc.
Consolidated Balance Sheets

	December 31,
	2020	2019
Assets
Real estate assets, net	$161,091,994	$63,905,651
Investments in unconsolidated real estate entities	30,000,461	4,961,868
Real estate note investment, net	8,254,736	2,059,309
Cash and cash equivalents	4,361,564	47,549,804
Restricted cash	271,240	192,190
Other assets	824,687	707,524
Total assets	204,804,682	119,376,346
Liabilities and equity
Liabilities
Credit facilities, net	70,319,868	34,990,146
Preferred stock, net	29,824,988	809,478
Related party payables	580,983	287,561
Accounts payable, accrued expenses and other liabilities	1,995,117	992,689
Total liabilities	102,720,956	37,079,874
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,232,289 and 8,851,759 shares issued and outstanding at December 31, 2020 and 2019, respectively	122,323	88,518
Additional paid-in capital	121,676,787	87,973,949
Accumulated distributions	(7,767,642)	(2,369,592)
Accumulated deficit	(11,947,742)	(3,396,403)
Total stockholders' equity	102,083,726	82,296,472
Total liabilities and stockholders' equity	$204,804,682	$119,376,346

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019
Revenues
Rental and other property revenues	$10,748,748	$2,797,475
Real estate note investment interest	575,839	44,777
Total revenues	11,324,587	2,842,252
Expenses
Property operations expense	4,569,857	1,428,925
Reimbursable operating expenses to related parties	1,029,920	541,652
Asset management fee to related party	2,799,466	811,395
Depreciation and amortization	6,966,232	2,738,190
General and administrative expenses	3,353,892	876,808
Total operating expenses	18,719,367	6,396,970
Other income (expense)
Equity in earnings of unconsolidated real estate entities	2,113,386	272,805
Interest income	198,003	492,542
Interest expense	(3,665,345)	(916,626)
Total other expense	(1,353,956)	(151,279)
Total expenses before asset management fee waiver	(20,073,323)	(6,548,249)
Asset management fee waived by Advisor	197,397	409,803
Net expenses after asset management fee waiver	(19,875,926)	(6,138,446)
Net loss	$(8,551,339)	$(3,296,194)

Weighted-average shares outstanding	10,781,487	4,711,343
Net loss per common share - basic and diluted	$(0.79)	$(0.70)

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Stockholders' Equity

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit
	Shares	Amount				Total Equity
Balance at December 31, 2018	366,654	$3,667	$3,662,233	$—	$(100,209)	$3,565,691
Issuance of common stock	8,485,105	84,851	84,311,716	—	—	84,396,567
Distributions to investors	—	—	—	(2,369,592)	—	(2,369,592)
Net loss	—	—	—	—	(3,296,194)	(3,296,194)
Balance at December 31, 2019	8,851,759	$88,518	$87,973,949	$(2,369,592)	$(3,396,403)	$82,296,472
Issuance of common stock	3,411,837	34,118	33,900,138	—	—	33,934,256
Common stock repurchases	(31,307)	(313)	(268,300)	—	—	(268,613)
Share based compensation	—	—	71,000	—	—	71,000
Distributions to investors	—	—	—	(5,398,050)	—	(5,398,050)
Net loss	—	—	—	—	(8,551,339)	(8,551,339)
Balance at December 31, 2020	12,232,289	$122,323	$121,676,787	$(7,767,642)	$(11,947,742)	$102,083,726

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(8,551,339)	$(3,296,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,966,232	2,738,190
Equity in earnings	(2,113,386)	(272,805)
Amortization of real estate note investment issuance cost	48,766	19,904
Amortization of debt issuance costs	213,243	62,248
Noncash interest expense on preferred stock	467,646	4,047
Share based compensation	71,000	—
Changes in operating assets and liabilities:
Other assets	(646,063)	(5,153)
Related party payables	293,422	158,944
Accounts payable, accrued expenses and other liabilities	434,795	131,677
Net cash used in operating activities	(2,815,684)	(459,142)
Cash flows from investing activities:
Acquisitions of real estate	(53,904,597)	(31,171,298)
Capital improvements to real estate	(210,173)	(190,488)
Investments in unconsolidated real estate entities	(22,925,207)	(4,689,063)
Issuance of real estate note investment including issuance costs	(6,244,193)	(2,079,213)
Net cash used in investing activities	(83,284,170)	(38,130,062)
Cash flows from financing activities:
Proceeds from line of credit	12,000,000	—
Repayments of line of credit	(26,500,000)	—
Proceeds from issuance of preferred stock, net of issuance costs	28,547,864	805,431
Proceeds from issuance of common stock	33,356,790	83,722,064
Common stock repurchases	(268,613)	—
Distributions to common stockholders	(4,145,377)	(1,602,472)
Net cash provided by financing activities	42,990,664	82,925,023
Net (decrease) increase in cash and cash equivalents and restricted cash	(43,109,190)	44,335,819
Cash and cash equivalents and restricted cash, beginning of period	47,741,994	3,406,175
Cash and cash equivalents and restricted cash, end of period	$4,632,804	$47,741,994

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows (continued)

	For the Year Ended December 31,
	2020	2019
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$4,361,564	$47,549,804
Restricted cash	271,240	192,190
Total cash and cash equivalents and restricted cash	$4,632,804	$47,741,994

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,779,458	$726,949

Supplemental disclosure of non-cash investing and financing activities:
Credit facilities entered into in conjunction with acquisition of real estate	$49,616,479	$35,995,000
Assumption of liabilities in connection with acquisition of real estate	—	452,639
Proceeds receivable for issuance of common stock	—	528,900
Issuance of common stock through dividend reinvestment program	1,106,366	401,603
Common stock distributions declared but not yet paid	511,824	365,517

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Notes to Consolidated Financial Statements

1.    Organization and Business
Cottonwood Communities, Inc. (the "Company," we," "our," or "us") is a Maryland corporation and a real estate investment trust ("REIT"). The Company is the sole general partner of Cottonwood Communities O.P., LP, a Delaware limited partnership (the “Operating Partnership”). Unless the context indicates otherwise, the “Company,” “we,” “our” or “us” refers to Cottonwood Communities, Inc. and its consolidated subsidiaries, including the Operating Partnership. We invest in stabilized multifamily apartment communities and other real estate related assets, such as mezzanine loans and preferred equity investments in multifamily apartment community developments, throughout the United States. Substantially all of our business is conducted through the Operating Partnership.

We have registered $750,000,000 in shares in the Offering, consisting of $675,000,000 of shares of common stock offered in our primary offering and $75,000,000 in shares of common stock pursuant to the DRP Offering at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers) in both the primary and DRP Offering. Common stock has two classes, Class A and Class T. The share classes have a different selling commission structure; however, these offering-related expenses are being paid by our advisor without reimbursement by us. The Offering commenced in August 2018 and is currently suspended as of December 2020 while we pursue the proposed mergers described in Note 14.

On November 8, 2019, we launched the Private Offering, a private placement offering exempt from registration under the Securities Act for which we initially offered a maximum of $50,000,000 in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share. Offering-related expenses in the Private Offering are paid by us from gross offering proceeds. On March 23, 2021, our board of directors approved an increase in the size of the offering to $100,000,000.

We are externally managed and have no employees. From August 13, 2018 to March 1, 2019, Cottonwood Communities Management, LLC, an affiliate of Cottonwood Residential O.P., LP ("CROP"), acted as our advisor and our property manager. Effective March 1, 2019, CC Advisors III, LLC (our “advisor”), also an affiliate of CROP, became our advisor. Cottonwood Communities Management, LLC (our "property manager") continues to act as property manager for our multifamily apartment communities.

As of December 31, 2020, we have raised approximately $121,997,000 of common stock and approximately $32,933,000 of Series 2019 Preferred Stock. We own two multifamily apartment communities, one in West Palm Beach, Florida and the second in Norwood, Massachusetts; have issued a B Note secured by a deed of trust on a multifamily development project in Allen, Texas; and have made preferred equity investments in three multifamily development projects in Ybor City, Florida, in Queens, New York, and in West Sacramento, California.

Subsequent to December 31, 2020, and as described in Note 14, we have entered into merger agreements to acquire each of Cottonwood Residential II, Inc. (“CRII”), Cottonwood Multifamily REIT I, Inc. ("CMRI"), and Cottonwood Multifamily REIT II, Inc. ("CMRII").

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. During the year ended December 31, 2020, we did not experience significant disruptions in our operations from the COVID-19 pandemic; however we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants and multifamily communities.

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

We compute depreciation on a straight-line basis over the estimated useful lives of the related assets. Intangible assets are amortized to depreciation and amortization over the remaining lease term. The useful lives of our real estate assets are as follows (in years):

Land improvements	5 - 15
Buildings	30
Building improvements	5 - 15
Furniture, fixtures and equipment	5 - 15
Intangible assets	Over lease term

We expense ordinary maintenance and repairs to operations as incurred. We capitalize significant renovations and improvements that improve and/or extend the useful life of an asset and amortize over their estimated useful life, generally five to 15 years.
Impairment of long-lived assets

Long-lived assets include real estate assets, acquired intangible assets, and real estate note investments. Intangible assets are amortized on a straight-line basis over their estimated useful lives. On an annual basis, we assess potential impairment indicators of long-lived assets. We also review for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Indicators that may cause an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant market or economic trends. When we determine the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine recoverability by comparing the carrying amount of the asset to the net future undiscounted cash flows the asset is expected to generate. We recognize, if appropriate, an impairment equal to the amount by which the carrying amount exceeds the fair value of the asset. No impairment losses were recognized for the years ended December 31, 2020 and 2019 related to our long-lived assets.

Investments in Unconsolidated Real Estate Entities

Real estate investments where we have significant noncontrolling influence are accounted for under the equity method. Our equity method investments in unconsolidated real estate entities are recorded at cost, adjusted for our share of equity in earnings for each period, and reduced by distributions.

We assess potential impairment of investments in unconsolidated real estate entities whenever events or changes in circumstances indicate that the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is not considered temporary, the impairment is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment losses were recognized for the years ended December 31, 2020 and 2019 related to our investments in unconsolidated real estate entities.

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

Debt Financing Costs

Debt financing costs are presented as a direct deduction from the carrying amount of the associated liability, which includes our credit facilities and preferred stock. Debt financing costs are amortized over the life of the related liability through interest expense.

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

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the year ending December 31, 2019.

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

Organization and Offering Costs

Organization costs include all expenses incurred in connection with our formation, including but not limited to legal fees and other costs to incorporate. Offering costs include all expenses incurred in connection with any offering of our shares, including legal, accounting, printing, mailing and filing fees, escrow charges and transfer agent fees, dealer manager fees and selling commissions. All organization and offering costs in connection with the Offering are paid by our advisor. We will not incur any liability for or reimburse our advisor for any of these organizational and offering costs related to the Offering. As of December 31, 2020, organization and offering costs incurred by our advisor in connection with the Offering were approximately $14,096,000. Organization and offering costs for the Private Offering are borne by us. As of December 31, 2020, organization and offering costs incurred by us in connection with the Private Offering were approximately $3,580,000.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Required date of adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables and other long term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with the leases standard (Topic 842).	January 1, 2023	ASU 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. We are evaluating the impact of adopting ASU 2016-13 on our financial statements.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets:

	December 31, 2020	December 31, 2019
Building and building improvements	$134,822,291	$52,466,583
Land and land improvements	28,182,025	10,658,155
Furniture, fixtures and equipment	3,983,344	2,015,778
Intangible assets	3,808,756	1,503,325
	170,796,416	66,643,841
Less: Accumulated depreciation and amortization	(9,704,422)	(2,738,190)
Real estate assets, net	$161,091,994	$63,905,651
Asset acquisitions

During 2020, we acquired Cottonwood One Upland, a multifamily community in Norwood, Massachusetts for $103,600,000, excluding closing costs. Acquired assets and liabilities were recorded at relative fair value as an asset acquisition (Note 2). The purchase price allocation of the real estate assets acquired during the year ended December 31, 2020 is as follows:

	Allocated Amounts
Property	Building	Land	Land Improvements	Personal Property	Intangible	Total
Cottonwood One Upland	$82,145,536	$14,514,535	$3,009,335	$1,967,566	$2,305,430	$103,942,402

The weighted-average amortization period for the intangible lease assets acquired in connection with the Cottonwood One Upland acquisition was 0.5 years after the March 19, 2020 acquisition date. As such, the intangible lease assets acquired from the Cottonwood One Upland acquisition have been fully amortized by December 31, 2020.
During 2019, we acquired Cottonwood West Palm, a multifamily community in West Palm Beach, Florida for $66,923,500. Acquired assets and liabilities were recorded at relative fair value as an asset acquisition (Note 2). The purchase price allocation of the real estate assets acquired during the year ended December 31, 2019 is as follows:

	Allocated Amounts
Property	Building	Land	Land Improvements	Personal Property	Intangible	Total
Cottonwood West Palm	$52,276,096	$9,379,895	$1,278,260	$2,015,778	$1,503,325	$66,453,354

The weighted-average amortization period for the intangible lease assets acquired in connection with the Cottonwood West Palm acquisition was 0.5 years after the May 30, 2019 acquisition date. As such, the intangible lease assets acquired from the Cottonwood West Palm acquisition have been fully amortized by December 31, 2019.

4. Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate consist of preferred equity investments in development projects, and are summarized as follows:

Development	Location	Units	Commitment Date	Preferred Return		Total Commitment	Amount Funded to Date
Lector85	Ybor City, FL	254	08/15/2019	13%	(1)	$9,900,000	$9,900,000
Vernon Boulevard	Queens, NY	534	07/23/2020	13%	(2)	15,000,000	15,000,000
Riverfront	West Sacramento, CA	285	11/30/2020	16%		15,091,649	2,680,148
Total						$39,991,649	$27,580,148

(1) Will be reduced to 10% annually upon the later to occur of (i) stabilization of the development project or (ii) the one-year anniversary of the receipt of all temporary certificates of occupancy subject to certain financial conditions being satisfied.

(2) Return also includes a profit participation upon a liquidity event, pari passu alongside the preferred equity contribution from the Preferred Co-Investor.

Lector85 Investment

The Lector85 Investment is through a joint venture with Milhaus, LLC ("Milhaus"). Milhaus is using the Lector85 Investment, along with a $34,000,000 construction loan and equity of $9,300,000 to develop Lector85, a multifamily project in Ybor City, FL. The Lector85 Investment was drawn upon in stages as needed throughout the construction of the project.

Subject to one twelve-month extension option, the redemption date is no earlier than two years after the receipt of all temporary certificates of occupancy for the development project (the “Redemption Lockout Date”) but no later than the earlier of (i) the payment in full of the construction loan, if the loan is repaid after the Redemption Lockout Date, or (ii) the construction loan maturity date, if the loan is not refinanced prior to the Redemption Lockout Date. Under those terms the latest redemption date would be August 15, 2024. The investment also has a special preferred return of $200,000 to be paid upon redemption.

Vernon Boulevard Investment

We and a publicly-traded multifamily REIT (the “Preferred Co-Investor”) invested in an entity that is developing a three-building multifamily apartment community in the Astoria neighborhood of Queens, New York (the “Vernon Project”). The Vernon Boulevard Investment is our preferred contribution of $15,000,000. The Preferred Co-Investor contributed $40,000,000. In connection with our investment, we entered a joint venture agreement with the Preferred Co-Investor, an entity owned by a New York-based real estate development, investment and management firm (the “Developer”), and a foreign fund. The Developer contributed approximately $62,000,000 in common equity and is the manager of the joint venture.
Decisions of the members require approval of a majority in interest of the preferred equity holders and a majority in interest of the common holders. The Vernon Boulevard Investment has an expected redemption of July 2025 and is senior to the common equity. Additional funding for the Vernon Project will come from a $225,000,000 construction loan. The total development cost is estimated to be approximately $342,000,000.

Riverfront Investment
The Riverfront Investment is in an entity formed to invest in the development of a multifamily apartment community in West Sacramento, California (the “Riverfront Project”). A global real estate investment firm ("the Riverfront Sponsor") is the manager of the entity and contributed $16,800,000 in common equity. Affiliated companies of the Riverfront Sponsor are responsible for the development of the Riverfront Project and managing it upon completion. We are committed to providing up to $15,091,649 in preferred equity, including the amounts already funded.

The Riverfront Sponsor has the option to redeem our interest and we have a put option to sell our interest after specified periods and events designation in the agreement. The Riverfront Investment is senior to the common equity. Additional funding for the Riverfront Project will come from a $55,400,000 construction loan and a $15,300,000 senior preferred equity investment. The total development cost is estimated to be approximately $102,600,000.

The preferred equity investments are accounted for under the equity method of accounting. The agreements governing these preferred equity investments have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value ("HLBV") method. Income or loss is recorded based on changes in what would be received should the entity liquidate all of its assets (as valued in accordance with GAAP) and distribute the resulting proceeds based on the terms of the respective agreements. The HLBV method is a balance sheet focused approach commonly applied to equity investments where cash distribution percentages vary at different points in time and are not directly linked to an equity holder’s ownership percentage.

For the year ended December 31, 2020, we recorded equity in earnings from the Lector85 Investment of $1,223,221, equity in earnings from the Vernon Boulevard Investment of $852,047, and equity in earnings from the Riverfront Investment of $38,118. For the year ended December 31, 2019, we had equity in earnings from the Lector85 Investment of $272,805.

5.    Real Estate Note Investment
Dolce B Note
During the years ended December 31, 2020 and 2019, we issued $6,412,091 and $1,793,771, respectively, of our $10,000,000 B note to a developer (the "Dolce B Note"), bringing the total amount issued to $8,205,862. Our commitment could rise to $10,500,000 in certain circumstances. The developer is using the proceeds from the Dolce B Note, additional financing in the amount of up to $45,500,000 (the “Dolce A Note”) and $17,900,000 in common equity to develop Dolce Twin Creeks, Phase II, a 366-unit multifamily project in Allen Texas that includes medical office space.

The Dolce B Note bears interest at a rate of 9.5% plus 1-month LIBOR and is being drawn in stages as needed throughout the construction of the project. The Dolce B Note includes a 1-month LIBOR floor equal to 2.5%, resulting in an interest rate floor equal to 12% and matures on December 31, 2021, with two six-month extension options. Prior to maturity, the borrower is required to make monthly interest only payments with principal due at maturity. Prepayment is permitted in whole but not in part subject to certain prepayment fees, with certain exceptions.

Net interest income from the Dolce B Notes was $575,839 and $44,777 for the years ended December 31, 2020 and 2019, respectively. No allowance was recorded on the Dolce B Note during the years ended December 31, 2020 and 2019.

6.    Credit Facilities
Information regarding secured credit facilities of our wholly owned investments is as follows:

					December 31,
Property Name	Debt Issuer	Maturity Date	Payment Type	Rate	2020		2019
Cottonwood West Palm	Berkadia Commercial Mortgage, LLC	June 1, 2029	Interest Only	3.93%	$35,995,000	(3)	$35,995,000
Cottonwood One Upland	J.P. Morgan Chase Bank, N.A.	March 19, 2023 (1)	Interest Only	Libor + 1.50-1.75% (2)	35,500,000	(4)	—
Total credit facilities					71,495,000		35,995,000
Unamortized debt issuance costs					(1,175,132)		(1,004,854)
Credit facilities, net					$70,319,868		$34,990,146

(1) All or a portion of the amount outstanding can be prepaid at any time and the maturity date can be extended for two one-year periods, subject to the satisfaction of certain conditions.
(2) The spread is contingent upon certain debt yield metrics.
(3) We may finance other acquisitions through our Berkadia Credit facility. There is no limit on the amount we can draw as long as we maintain certain loan-to-value ratios and other requirements as set forth in the loan documents.

(4) We may obtain advances secured against Cottonwood One Upland up to $67,600,000 on our JP Morgan Credit Facility, as well as finance other future acquisitions up to $125,000,000 as long as certain loan-to-value ratios and other requirements are maintained.

Should we finance other acquisitions through either of these credit facilities, each advance will be cross-collateralized with other advances within the respective facility. We are permitted to sell the multifamily apartment communities that are secured by the credit facilities individually, provided that certain debt coverage ratios and other requirements within the respective loan agreements are met.

We are in compliance with all covenants associated with our outstanding credit facilities as of December 31, 2020.

Principal payments on credit facilities for the years subsequent to December 31, 2020, are as follows:

Year	Total
2021	$—
2022	—
2023	35,500,000	(1)
2024	—
2025	—
Thereafter	35,995,000
$71,495,000

(1) The maturity date on the JP Morgan Credit Facility can be extended for two one-year periods, subject to the satisfaction of certain conditions.

7.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of December 31, 2020 and 2019, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.
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
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value:

	As of December 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Real estate note investment	$8,205,862	$8,205,862	$1,793,771	$1,793,771

Financial Liability:
Berkadia Credit Facility	$35,995,000	$38,658,000	$35,995,000	$37,410,000
JP Morgan Credit Facility	$35,500,000	$35,500,000	$—	$—
Series 2019 Preferred Stock	$32,932,909	$32,932,909	$1,198,000	$1,198,000

Our real estate note investment, Berkadia Credit Facility, JP Morgan Credit Facility and Series 2019 Preferred Stock are categorized as Level 3 in the fair value hierarchy.

8.    Preferred Stock
The board of directors is authorized, without approval of common stockholders, to provide for the issuance of preferred stock, in one or more classes or series, with such rights, preferences and privileges as the board of directors approves. Effective November 8, 2019, we initially classified and designated 5,000,000 shares of our authorized but unissued preferred stock as shares of Series 2019 Preferred Stock. The Series 2019 Preferred Stock ranks senior to common stock with respect to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of the company. Holders of our Series 2019 Preferred Stock have no voting rights. Subsequent to December 31, 2020, and as described in Note 14, we increased the size of the offering to 10,000,000 shares.

The Series 2019 Preferred Stock receives a fixed preferred dividend based on a cumulative, but not compounded, annual return of 5.5% (based on $10.00 per share), has a fixed redemption date of December 31, 2023 and is classified as a liability on the consolidated balance sheets. We have the option to extend redemption of the Series 2019 Preferred Stock for two one-year extension periods, subject to an increase in the preferred dividend rate to 6.0%. We can also redeem the Series 2019 Preferred Stock early for cash at $10.00 per share plus all accrued and unpaid dividends beginning on January 1, 2022 or upon the occurrence of certain special events. Dividends to preferred stockholders are classified as interest expense on the consolidated statements of operations.

During the years ended December 31, 2020 and 2019 we raised approximately $31,735,000 and $1,198,000 of Series 2019 Preferred Stock, respectively. We incurred approximately $823,000 and $2,000 in dividends on our Series 2019 Preferred Stock for the years ended December 31, 2020 and 2019, respectively. We had 3,308,326 and 119,800 shares of Series 2019 Preferred Stock outstanding as of December 31, 2020 and 2019, respectively. The Series 2019 Preferred Stock ranks senior to common stock with respect to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of the company.

9.    Stockholders' Equity
Our charter authorizes the issuance of up to 1,100,000,000 shares of capital stock, of which 1,000,000,000 shares are designated as common stock at $0.01 par value per share and 100,000,000 are designated as preferred stock at $0.01 par value per share.

Common Stock

Effective August 13, 2019, we established two classes of common stock by designating 500,000,000 shares of common stock as Class A and 500,000,000 shares of common stock as Class T. In addition, on August 13, 2019, the currently issued and outstanding shares of common stock were renamed as Class A common stock. Both classes have identical rights and privileges. Holders of our Class A and Class T common stock are entitled to receive such distributions as may be declared from time to time by our board of directors out of legally available funds, subject to any preferential rights of outstanding preferred stock. With respect to each authorized and declared distribution, each outstanding share of common stock shall be entitled to receive the same amount. Stockholders are also entitled to one vote per share on all matters submitted to a vote, including the election of directors. As of December 31, 2020, we had 12,232,289 of common stock outstanding, of which 12,214,771 was Class A common stock and 17,518 was Class T common stock, which includes 20,000 Class A shares owned by CROP and 150,762 of combined Class A or Class T shares issued through our distribution reinvestment program.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. We have paid distributions from offering proceeds and from cash flows from operations, and we may continue to fund distributions with offering proceeds. For the year ended December 31, 2020, we paid aggregate distributions of $5,251,743, including $4,145,377 distributions paid in cash and $1,106,366 of distributions reinvested through our distribution reinvestment plan. For the year ended December 31, 2019, we paid aggregate distributions of $2,004,075, including $1,602,472 distributions paid in cash and $401,603 of distributions reinvested through our distribution reinvestment plan. Accrued distributions declared but not yet paid as December 31, 2020 were $511,824. Distributions were $0.50 per common share for the years ended December 31, 2020 and 2019.

For the year ended December 31, 2020, 100% (unaudited) of distributions to stockholders were reported as a return of capital or, to the extent they exceed a stockholder’s adjusted tax basis, as gains from the sale or exchange of property.

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

The number of units was awarded at the estimated value per share of our common stock of $10.00. Time-based LTIP Units, whether vested or unvested, receive the same distribution per unit as common stockholders. Performance-based LTIP units receive 10% of that amount per unit on the total target units during the performance period, whereupon the participant receives an additional grant of LTIP Units the equivalent of 90% of distributions that would have been paid on the earned units during the performance period. Share based compensation for these awards during the year ended December 31, 2020 was approximately $71,000. There was no share based compensation for the year ended December 31, 2019.

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

Asset Management Fee

Our advisor receives an annual asset management fee, paid monthly, in an amount equal to 1.25% of gross assets, as defined in the advisory agreement, as of the last day of the prior month. We incurred asset management fees of $2,799,466 and $811,395 for the years ended December 31, 2020 and 2019, respectively. Our advisor has agreed to waive its asset management fee each month in an amount equivalent to the 6.0% discount provided to those who purchase Class A shares through certain distribution channels as specified in the prospectus for the Offering. This is to ensure that we receive proceeds equivalent to those received for sales of shares outside of these channels. As a result, the asset management fee waived by our advisor for the years ended December 31, 2020 and 2019 was $197,397 and $409,803, respectively.

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

If our advisor agreement is terminated before August 13, 2028 for any reason other than our advisor’s fraud, willful misconduct or gross negligence, our advisor will receive a 3% contingent acquisition fee less the amount of any prior payments of contingent acquisition fees to our advisor. No contingent acquisition fees were incurred for the years ended December 31, 2020 and 2019.

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

The contingent financing fee is payable upon satisfying the return threshold with respect to any financing obtained or assumed by us prior to satisfaction of the return threshold and at the closing of new financing following satisfaction of the return threshold. If our advisor agreement is terminated before August 13, 2028 for any reason other than the advisor’s fraud, willful misconduct or gross negligence, the payment of the contingent financing fee will be immediately due and payable. No contingent financing fees were incurred for the years ended December 31, 2020 and 2019.

Acquisition Expense Reimbursement

Subject to the limitations contained in our charter, our advisor receives reimbursement from us for all out-of-pocket expenses incurred in connection with the selection and acquisition or origination of investments, whether or not we ultimately acquire the property or other real estate-related investment. Acquisition expenses reimbursed to our advisor during the years ended December 31, 2020 and 2019 were not significant, as we have generally incurred and paid such expenses directly.

Reimbursable Operating Expenses

We reimburse our advisor or its affiliates for all actual expenses paid or incurred by our advisor or its affiliates in connection with the services provided to us, including our allocable share of our advisor’s or its affiliates’ overhead, such as rent, personnel costs, utilities, cybersecurity and IT costs; provided, however, that we will not reimburse our advisor or its affiliates for salaries, wages and related benefits of personnel who perform investment advisory services for us or serve as our executive officers. In addition, subject to the approval of our board of directors we may reimburse our advisor or its affiliates for costs and fees associated with providing services to us that we would otherwise engage a third party to provide. Reimbursable company operating expenses were $1,029,920 and $541,652 for the years ended December 31, 2020 and 2019, respectively.

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Our conflicts committee determined that no reimbursement was required as of December 31, 2020.

Property Management Fee

Our property manager operates under the terms of separate property management agreements for each community. Our property manager receives from us a property management fee in an amount up to 3.5% of the annual gross revenues of the multifamily apartment communities that it manages. We incurred property management fees of $374,346 and $97,877 for the years ended December 31, 2020 and 2019, respectively. Property management fees are presented within property operations expense on the consolidated statements of operations.

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

Independent Director Compensation

We pay each of our independent directors an annual retainer of $10,000. We also pay our independent directors for attending meetings as follows: (i) $500 for each board meeting attended and (ii) $500 for each committee meeting attended (if held at a different time or place than a board meeting). All directors receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of the board of directors. In addition, we will pay each member of our special committee a $70,000 retainer for their service on the special committee, which is discussed below.

Special Committee

The CCI Special Committee was formed for the purpose of reviewing, considering, investigating, evaluating and, if deemed appropriate by the CCI Special Committee, negotiating the CRII Merger, CMRI Merger, CMRII Merger, or any alternative extraordinary transaction. The members of the CCI Special Committee are Gentry Jensen, R. Brent Hardy and John Lunt, with Gentry Jensen serving as the chairman of the CCI Special Committee. See Note 14 for additional information regarding pending mergers.

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

12.    Commitments and Contingencies
As of December 31, 2020, we had remaining commitments on our Dolce B Note and on our Riverfront investment of up to approximately $1,794,000 and $12,412,000, respectively. See Note 4 and Note 5 for additional information regarding these investments.

2980 Huron Investment

On October 25, 2019, we entered into a joint venture agreement to provide $20,000,000 of preferred equity in an entity that purchased land it intended to develop in downtown Denver, Colorado (the "2980 Huron Project"). Pursuant to the terms of the agreement, our obligation to advance funds for our preferred equity membership interest was subject to the satisfaction of certain conditions which were not satisfied. Our contractual obligation to fund our preferred equity investment in the 2980 Huron Project has expired and we are no longer pursuing this investment.

Litigation

As of December 31, 2020, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

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

No Series 2019 Preferred Stock shares were redeemed during the years ended December 31, 2020 and 2019.

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

During the year ended December 31, 2020, we redeemed 31,307 and zero shares of Class A and Class T common stock, respectively, pursuant to our share redemption program for $268,613, which was an average repurchase price of $8.58. No shares were redeemed during the years ended December 31, 2019.

Our board of directors may, in its sole discretion, amend, suspend or terminate our share repurchase program for any reason upon 15 days’ notice to our stockholders.

13. Quarterly Financial Information (Unaudited)

The following tables present our quarterly results for 2020 and 2019:

	For the Three Months Ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenues
Rental and other property revenues	$1,539,577	$3,011,391	$3,054,823	$3,142,957
Real estate note investment interest	71,715	117,413	171,746	214,965
Total revenues	1,611,292	3,128,804	3,226,569	3,357,922
Expenses
Property operations expense	655,284	1,268,246	1,358,507	1,287,820
Reimbursable operating expenses to related parties	236,509	232,574	263,915	296,922
Asset management fee to related party	449,653	680,656	811,233	857,924
Depreciation and amortization	843,984	2,489,818	2,295,445	1,336,985
General and administrative expenses	230,361	550,352	1,534,590	1,038,589
Total operating expenses	2,415,791	5,221,646	6,263,690	4,818,240
Other income (expense)
Equity in earnings of unconsolidated real estate entities	240,096	325,325	708,067	839,898
Interest income	184,884	5,050	6,887	1,182
Interest expense	(537,971)	(897,013)	(1,045,464)	(1,184,897)
Total other expense	(112,991)	(566,638)	(330,510)	(343,817)
Total expenses before asset management fee waiver	(2,528,782)	(5,788,284)	(6,594,200)	(5,162,057)
Asset management fee waived by Advisor	127,440	12,350	48,543	9,064
Net expenses after asset management fee waiver	(2,401,342)	(5,775,934)	(6,545,657)	(5,152,993)
Net loss	$(790,050)	$(2,647,130)	$(3,319,088)	$(1,795,071)
Net loss per common share - basic and diluted	$(0.08)	$(0.25)	$(0.30)	$(0.15)

	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues
Rental and other property revenues	$—	$367,542	$1,180,972	$1,248,961
Real estate note investment interest	—	—	16,699	28,078
Total revenues	—	367,542	1,197,671	1,277,039
Expenses
Property operations expense	—	222,641	661,181	545,103
Reimbursable operating expenses to related parties	125,000	125,485	148,906	142,261
Asset management fee to related party	19,783	137,942	296,126	357,544
Depreciation and amortization	—	445,951	1,270,577	1,021,662
General and administrative expenses	118,160	134,198	210,700	413,750
Total operating expenses	262,943	1,066,217	2,587,490	2,480,320
Other income (expense)
Equity in earnings of unconsolidated real estate entity	—	—	—	272,805
Interest income	31,432	130,599	137,543	192,968
Interest expense	—	(134,636)	(388,186)	(393,804)
Total other income (expense)	31,432	(4,037)	(250,643)	71,969
Total expenses before asset management fee waiver	(231,511)	(1,070,254)	(2,838,133)	(2,408,351)
Asset management fee waived by Advisor	—	—	310,484	99,319
Net expenses after asset management fee waiver	(231,511)	(1,070,254)	(2,527,649)	(2,309,032)
Net loss	$(231,511)	$(702,712)	$(1,329,978)	$(1,031,993)
Net loss per common share - basic and diluted	$(0.26)	$(0.18)	$(0.22)	$(0.12)

14.    Subsequent Events
We have evaluated subsequent events up until the date the consolidated financial statements are issued for recognition or disclosure and have determined there are none to be reported or disclosed in the consolidated financial statements other than those mentioned below.

Pending Mergers

On January 26, 2021, we entered into merger agreements to acquire each of CRII, CMRI, and CMRII. All of the mergers are stock-for-stock transactions whereby each of CRII, CMRI, and CMRII will be merged into a wholly owned subsidiary of us (collectively, the “Mergers”). None of the Mergers are contingent upon the closing of any of the other Mergers; however, under certain circumstances, CMRI and CMRII may opt not to close if the CRII merger does not occur. Each of the Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.

If approved by the stockholders and the unitholders, as applicable, and the other closing conditions are met or waived, the mergers will combine four portfolios of multifamily apartment communities and other real estate-related investments located predominantly in growth markets across the United States. We expect the combined company to benefit from improved scale and operating efficiencies, enhanced geographic diversification and expanded access to capital to pursue potential accretive transactions.

Further, as a result of the merger with CRII, CRII’s affiliate property manager, which currently manages over 13,000 units, including approximately 8,600 for Cottonwood affiliates (including us), will become wholly owned by us.

There is no guarantee that the Mergers will be consummated.

Second Amended and Restated Three-Party Agreement

Concurrently with the execution of the merger agreement for the merger with CRII, we entered into the Second Amended and Restated Three-Party Agreement by and among us, the Operating Partnership and our advisor, to amend the obligation of our advisor to pay the organization and offering expenses relating to the Offering as well as provide for the entry into an amended and restated advisory agreement with revised compensation upon the closing of the merger with CRII. Pursuant to the Second Amended and Restated Three-Party Agreement, organization and offering costs related to the Offering, with the exception of any costs associated with restructuring the terms of the Offering following the merger with CRII, will continue to be the obligation of our advisor until the amended and restated advisory agreement is executed. After the amended and restated advisory agreement is executed, our advisor will no longer have any obligation to pay the organization and offering expenses related to the Offering except (i) as set forth in the amended and restated advisory agreement, which caps our organization and offering expenses at 15% of gross proceeds in the Offering, and (ii) that the deferred selling commission associated with Class T (which will be renamed and reclassified to Class TX) common shares sold in the Offering as currently structured will continue to be the obligation of our advisor.

Status of the Private Offering

As of March 25, 2021, we had sold 4,244,388 shares of Series 2019 Preferred Stock for aggregate gross offering proceeds of $42,277,281. In connection with the sale of these shares in the Private Offering, the Company paid aggregate selling commissions of $2,784,995 and placement fees of $819,728. On March 23, 2021, our board of directors approved an increase in the size of the offering to 10,000,000 shares ($100,000,000).

Status of the Offering

As of March 25, 2021, we had sold 12,214,771 shares of our Class A common stock and 17,518 shares of our Class T common stock in the Offering for aggregate gross offering proceeds of $121,996,723. Included in these amounts were approximately 151,000 shares of common stock sold pursuant to the DRP Offering for aggregate gross offering proceeds of approximately $1,510,000.

Dividends Paid - Series 2019 Preferred Stock

Subsequent to December 31, 2020 and through the date of this report, we paid $445,065 of dividends to holders of record of Series 2019 Preferred Stock at an effective annual rate of 5.5% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Dividends Declared - Series 2019 Preferred Stock

On March 23, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00150685, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for the months of March, April and May 2021.

Distributions Paid - Common Stock

Subsequent to December 31, 2020 and through the date of this report, we paid $1,500,411 of distributions to our common stockholders at an effective annual rate of 5.0% on the $10.00 purchase price, assuming distributions are paid every day for a year at the daily distribution rate.

Distributions Declared - Common Stock

On March 23, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00136986, or 5.0% annually on the $10.00 purchase price, to holders of record of our common stock for the month of March, April and May 2021. Effective December 22, 2020 our board of directors approved the immediate suspension of our share repurchase program while the board of directors evaluated the Mergers. All distributions are currently being paid in cash until the suspension is lifted.

Grant of LTIP Unit Awards

On February 21, 2021, the compensation committee approved the grant of an aggregate of 17,500 time-based LTIP Units and 52,500 performance-based LTIP units to executive officers. The grants were made on February 28, 2021.

Riverfront Amendment

In March 2021, we amended our Riverfront partnership agreement in response to a liquidity covenant default by the Riverfront Sponsor. The amendment, among other things, added the Riverfront Sponsor's majority owner as an additional guarantor and provided additional remedies should the Riverfront Sponsor not cure the default by April 30, 2021. On March 25, 2021, the Riverfront Sponsor cured the liquidity default and we funded approximately $2,500,000 toward project costs, bringing our total investment in the project to approximately $5,200,000.

Amended and Restated Share Repurchase Program

Our board of directors has adopted an amended and restated share repurchase program to be effective following the proposed merger with CRII. The revised share repurchase program provides that we may make monthly redemptions with an aggregate value of up to 5% of our net asset value or "NAV" each quarter. In addition, we have removed the funding restrictions from the share repurchase program. For newly designated share classes purchased after we resume the Offering, the redemption price will be equal to the most recently disclosed monthly NAV, or at 95% of the most recently disclosed NAV if the shares have been held for less than a year. For shares currently outstanding, our Class A and our Class T (which will be renamed and reclassified to Class TX) common stock, the repurchase price will not change except that stockholders may have their shares repurchased at 100% of NAV after a five-year hold period.

Cottonwood Communities, Inc.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2020

					Initial Cost to Company			Gross Amount Carried as of December 31, 2020
Multifamily Apartment Community	Location	Ownership Percent	Number of Units	Encumbrances	Land	Buildings and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation and Amortization (2)	Date of Construction	Date Acquired
Cottonwood West Palm	West Palm Beach, FL	100.0%	245	$(35,995,000)	$9,379,895	$57,073,459	$248,531	$9,379,895	$57,321,990	$66,701,885	$(4,829,958)	2018	5/30/2019
Cottonwood One Upland	Norwood, MA	100.0%	262	(35,500,000)	14,514,535	89,427,867	152,129	14,514,535	89,579,996	104,094,531	(4,874,464)	2016	3/19/2020
		Total	507	$(71,495,000)	$23,894,430	$146,501,326	$400,660	$23,894,430	$146,901,986	$170,796,416	$(9,704,422)

(1) The aggregate cost of real estate for federal income tax purposes was $170,922,363 (unaudited) as of December 31, 2020.
(2) Depreciation is recognized on a straight-line basis over the estimated useful asset lives of the related assets, which is 30 years for buildings and ranges from five to 15 years for land improvements, building improvements and furniture, fixtures and equipment. Intangible assets are amortized to depreciation and amortization over the remaining lease term.

The following table summarized the changes in our consolidated real estate assets and accumulated depreciation for the years ended December 31, 2020 and 2019:

	2020	2019
Real estate assets:
Balance at beginning of the year	$66,643,841	$—
Acquisitions of properties	103,942,402	66,453,353
Improvements	210,173	190,488
Balance at end of the year	$170,796,416	$66,643,841
Accumulated depreciation and amortization:
Balance at beginning of the year	$(2,738,190)	$—
Depreciation and amortization	(6,966,232)	(2,738,190)
Balance at end of the year	$(9,704,422)	$(2,738,190)