Form 10-Q
period 2021-03-31
Cottonwood Communities, Inc.
filed 2021-05-17
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

1245 E. Brickyard Road, Suite 250, Salt Lake City, UT 84106
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 14, 2021, there were 12,644,840 and 17,518 shares of the registrant’s Class A and Class TX (previously Class T) common stock outstanding, respectively, and no shares of Class T, Class D and Class I outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Real estate assets, net	$159,789,826	$161,091,994
Investments in unconsolidated real estate entities	33,464,253	30,000,461
Real estate note investment, net	9,065,740	8,254,736
Cash and cash equivalents	7,133,941	4,361,564
Restricted cash	284,675	271,240
Related party receivables	29,875	—
Other assets	743,572	824,687
Total assets	210,511,882	204,804,682
Liabilities and equity
Liabilities
Credit facilities, net	68,878,506	70,319,868
Preferred stock, net	39,817,080	29,824,988
Related party payables	540,293	580,983
Accounts payable, accrued expenses and other liabilities	3,668,271	1,995,117
Total liabilities	112,904,150	102,720,956
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,232,289 shares issued and outstanding at both March 31, 2021 and December 31, 2020	122,323	122,323
Additional paid-in capital	121,721,787	121,676,787
Accumulated distributions	(9,278,647)	(7,767,642)
Accumulated deficit	(14,957,731)	(11,947,742)
Total stockholders' equity	97,607,732	102,083,726
Total liabilities and stockholders' equity	$210,511,882	$204,804,682

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Rental and other property revenues	$3,172,181	$1,539,577
Real estate note investment interest	245,352	71,715
Total revenues	3,417,533	1,611,292
Expenses
Property operations expense	1,348,135	655,284
Reimbursable operating expenses to related parties	257,044	236,509
Asset management fee to related party	886,307	449,653
Depreciation and amortization	1,338,430	843,984
General and administrative expenses	2,246,715	230,361
Total operating expenses	6,076,631	2,415,791
Other income (expense)
Equity in earnings of unconsolidated real estate entities	951,454	240,096
Interest income	362	184,884
Interest expense	(1,329,835)	(537,971)
Total other expense	(378,019)	(112,991)
Total expenses before asset management fee waiver	(6,454,650)	(2,528,782)
Asset management fee waived by Advisor	27,128	127,440
Net expenses after asset management fee waiver	(6,427,522)	(2,401,342)
Net loss	$(3,009,989)	$(790,050)

Weighted-average shares outstanding	12,232,289	9,483,288
Net loss per common share - basic and diluted	$(0.25)	$(0.08)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2021	12,232,289	$122,323	$121,676,787	$(7,767,642)	$(11,947,742)	$102,083,726
Share based compensation	—	—	45,000	—	—	45,000
Distributions to investors	—	—	—	(1,511,005)	—	(1,511,005)
Net loss	—	—	—	—	(3,009,989)	(3,009,989)
Balance at March 31, 2021	12,232,289	$122,323	$121,721,787	$(9,278,647)	$(14,957,731)	$97,607,732

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Equity
	Shares	Amount
Balance at January 1, 2020	8,851,759	$88,518	$87,973,949	$(2,369,592)	$(3,396,403)	$82,296,472
Issuance of common stock	1,304,712	13,047	12,963,697	—	—	12,976,744
Distributions to investors	—	—	—	(1,183,119)	—	(1,183,119)
Net loss	—	—	—	—	(790,050)	(790,050)
Balance at March 31, 2020	10,156,471	$101,565	$100,937,646	$(3,552,711)	$(4,186,453)	$93,300,047

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,009,989)	$(790,050)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,338,430	843,984
Equity in earnings	(951,454)	(240,096)
Amortization of real estate note investment issuance cost	12,562	12,110
Amortization of debt issuance costs	58,638	37,331
Noncash interest expense on preferred stock	278,506	42,047
Share based compensation	45,000	—
Changes in operating assets and liabilities:
Related party receivables	(29,875)	—
Other assets	431,115	37,550
Related party payables	(40,690)	267,855
Accounts payable, accrued expenses and other liabilities	1,665,551	361,147
Net cash (used in) provided by operating activities	(202,206)	571,878
Cash flows from investing activities:
Acquisition of real estate	—	(53,904,597)
Capital improvements to real estate	(36,262)	(18,674)
Investments in unconsolidated real estate entities	(2,512,338)	(5,210,937)
Issuance of real estate note investment including issuance costs	(823,566)	(1,741,219)
Net cash used in investing activities	(3,372,166)	(60,875,427)
Cash flows from financing activities:
Proceeds from line of credit	3,500,000	—
Repayments of line of credit	(5,000,000)	—
Proceeds from issuance of preferred stock, net of issuance costs	9,363,586	7,016,263
Proceeds from issuance of common stock	—	12,928,418
Distributions to common stockholders	(1,503,402)	(888,805)
Net cash provided by financing activities	6,360,184	19,055,876
Net increase (decrease) in cash and cash equivalents and restricted cash	2,785,812	(41,247,673)
Cash and cash equivalents and restricted cash, beginning of period	4,632,804	47,741,994
Cash and cash equivalents and restricted cash, end of period	$7,418,616	$6,494,321

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$7,133,941	$6,305,913
Restricted cash	284,675	188,408
Total cash and cash equivalents and restricted cash	$7,418,616	$6,494,321

Supplemental disclosure of non-cash investing and financing activities:
Credit facility entered into in conjunction with acquisition of real estate	$—	$49,616,479

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Organization and Business
Cottonwood Communities, Inc. is a Maryland corporation formed to invest in multifamily apartment communities and real estate-related assets located throughout the United States. The Company elected to be taxed as a real estate investment trust or REIT beginning with the taxable year ending December 31, 2019. The Company holds real estate interests and conducts its business through its operating partnership, Cottonwood Communities O.P., LP (the “Operating Partnership” or "CCOP"). Unless the context indicates otherwise, the “Company,” “we,” “our” or “us” refers to Cottonwood Communities, Inc. and its consolidated subsidiaries, including the Operating Partnership.

We are externally managed by CC Advisors III, LLC ("CCA III"), and as of March 31, 2021, had no employees. Cottonwood Communities Management, LLC ("CCM") is the property manager for our stabilized multifamily apartment communities.

We have registered $750,000,000 in shares of common stock in an initial public offering (the "Offering"), consisting of $675,000,000 in shares of common stock offered in our primary offering and $75,000,000 in shares of common stock through our distribution reinvestment plan (the "DRP Offering”). The Offering commenced in August 2018 and is currently suspended as of December 2020 while we pursue the proposed mergers described below. Prior to the suspension, two classes of common stock were available to purchase in the Offering: Class A and Class TX (previously designated Class T) at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers). These share classes have different underwriting compensation structures, which compensation our advisor paid on our behalf. When we resume the Offering we expect to offer three new classes of shares of common stock in the primary offering, newly designated Class T, Class D and Class I, and all five classes in the DRP Offering. Underwriting compensation for the new classes will be paid by investors through an adjustment to the purchase price of the shares or borne by us. Refer to our Current Report on Form 8-K dated April 2, 2021 as well as "Part II - Item 5. Other Information" of this report for further information regarding these new classes of shares.

On November 8, 2019, we launched the Private Offering, a private placement offering exempt from registration under the Securities Act for which we initially offered a maximum of $50,000,000 in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share. Offering-related expenses in the Private Offering are paid from offering proceeds. On March 23, 2021, our board of directors approved an increase in the size of the offering to $100,000,000.

At March 31, 2021, we owned two multifamily apartment communities, one in West Palm Beach, Florida and the second in Norwood, Massachusetts; have issued a B Note secured by a deed of trust on a multifamily development project in Allen, Texas; and have made preferred equity investments in three multifamily development projects in Ybor City, Florida, Queens, New York, and West Sacramento, California.

Merger with Cottonwood Residential II, Inc. and Cottonwood Residential O.P., LP

On May 7, 2021, we completed our merger with Cottonwood Residential II, Inc. ("CRII") (the "CRII Company Merger"), and the merger of the Operating Partnership with and into Cottonwood Residential O.P., LP (“CROP”) (the “CROP Partnership Merger,” and together with the CRII Company Merger, the "CRII Merger") through a stock-for-stock and unit-for-unit transaction provided for pursuant to the Agreement and Plan of Merger dated January 26, 2021 by and among us, CCOP, Cottonwood Communities GP Subsidiary, LLC ("Merger Sub"), CRII and CROP.

At the effective time of the CRII Merger, each issued and outstanding share of CRII’s common stock (the “CRII Common Stock”) converted into 2.015 shares of shares of our Class A common stock, each issued and outstanding share of Series 2016 preferred stock of CRII converted into one share of our newly designated Series 2016 preferred stock, and each issued and outstanding share of Series 2017 preferred stock of CRII converted into one share of our newly designated Series 2017 preferred stock.

At the effective time of the CROP Merger, each participating partnership unit of CROP (i.e., all CROP partnership units other than preferred units) issued and outstanding immediately prior to the CROP Merger split into 2.015 participating partnership units of CROP (the “CROP Unit Split”), whereupon (i) each issued and outstanding Series 2019 preferred unit of the Operating Partnership ("CCOP Series 2019 Preferred Stock") converted into one Series 2019 preferred unit of CROP, the terms of which mirrored the CCOP Series 2019 Preferred Stock, (ii) each issued and outstanding LTIP Unit of CCOP (the “CCOP LTIP Units”) was converted into the right to receive one LTIP Unit of CROP, the terms and conditions of which mirrored the CCOP LTIP Units, (iii) each issued and outstanding Special LTIP Unit of CCOP (the “CCOP Special LTIP Units”) converted into the right to receive one Special LTIP Unit of CROP, the terms and conditions of which mirrored the

CCOP Special LTIP Units, and (iv) except as set forth above, each issued and outstanding general partner unit of the Operating Partnership and CCOP Common Unit converted into the right to receive one common limited partner unit of CROP (“CROP Common Unit”). After giving effect to the CROP Unit Split, each CROP Common Unit, general partner unit and LTIP unit issued and outstanding immediately prior to the effective time of the CROP Merger remained outstanding, and each CROP preferred unit issued and outstanding immediately prior to the effective time of the CROP Merger remained outstanding and continues to be held by the general partner, Merger Sub.

Upon consummation of the CRII Merger, the separate existence of CRII and the Operating Partnership ceased. The CRII Merger was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.

Further, as a result of the CRII Merger, we acquired CRII’s affiliate property manager and its employees, which currently manage over 13,000 units, including approximately 8,600 for Cottonwood affiliates (including us). In addition, we acquired the personnel who have historically performed certain administrative and other services for us on behalf of CCA III, including legal, accounting, property development oversight and certain services relating to construction management, shareholders, human resources, renter insurance and information technology. As a result, we directly employ the individuals that perform the foregoing administrative services as well as property management services. CCA III continues to manage our operations as our external advisor pursuant to an amended and restated advisory agreement discussed in Note 12 "Subsequent Events."

Much of the historical information regarding our structure and agreements presented in this Note 1 and throughout the rest of these Notes to Consolidated Financial Statements has materially changed as a result of the CRII Merger, but did apply as of March 31, 2021.

Change in Sponsor

Immediately prior to the consummation of the CRII Merger, CRII and its affiliates completed certain transactions to restructure the ownership of CCA III such that our sponsor has changed from CRII to Cottonwood Communities Advisors, LLC, the sole owner of CCA III.

Proposed Mergers

In addition to the CRII Merger that closed on May 7, 2021, on January 26, 2021, we entered into separate merger agreements to acquire each of Cottonwood Multifamily REIT I, Inc. ("CMRI") ("CMRI Merger"), and Cottonwood Multifamily REIT II, Inc. ("CMRII") ("CMRII Merger"). The mergers are stock-for-stock transactions whereby CMRI and CMRII will be merged into Merger Sub. The CMRI Merger and CMRII Merger are not contingent upon each other. Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. Refer to our Current Report on Form 8-K dated February 2, 2021 for further information regarding these mergers.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. During the three months ended March 31, 2021, we did not experience significant disruptions in our operations from the COVID-19 pandemic; however we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants and multifamily communities.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the period ending December 31, 2020 filed with the SEC.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries for which we have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

Organization and Offering Costs

Prior to the entry into the amended and restated advisory agreement on May 7, 2021 (as discussed in Note 12 "Subsequent Events"), all organization and offering costs in connection with the Offering, with the exception of costs incurred in connection with restructuring the Offering following the CRII Merger, were the obligation of our advisor. We did not incur any liability for or reimburse our advisor for any of these organizational and offering costs as of March 31, 2021. As of March 31, 2021, our advisor had incurred approximately $14,131,000 in organizational and offering costs from the issuance of common stock. Following the execution of the amended and restated advisory agreement, organizational and offering costs for the Offering, with the exception of the deferred selling commission on the Class TX shares, will be paid by investors through an adjustment to the purchase price or borne by us.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets:

	March 31, 2021	December 31, 2020
Building and building improvements	$134,858,553	$134,822,291
Land and land improvements	28,182,025	28,182,025
Furniture, fixtures and equipment	3,983,344	3,983,344
Intangible assets	3,808,756	3,808,756
	170,832,678	170,796,416
Less: Accumulated depreciation and amortization	(11,042,852)	(9,704,422)
Real estate assets, net	$159,789,826	$161,091,994

Asset acquisition

We did not have real estate asset acquisitions during the three months ended March 31, 2021. On March 19, 2020, we acquired Cottonwood One Upland, a multifamily community in the Greater Boston area for $103,600,000, excluding closing costs. We funded the purchase with an initial draw of $50,000,000 from our $67,600,000 credit facility with JP Morgan and proceeds from our offerings. Acquired assets and liabilities were recorded at relative fair value as an asset acquisition.

The following table summarizes the purchase price allocation of Cottonwood One Upland in 2020:

	Allocated Amounts
Property	Building	Land	Land Improvements	Personal Property	Intangible	Total
Cottonwood One Upland	$82,145,536	$14,514,535	$3,009,335	$1,967,566	$2,305,430	$103,942,402

The weighted-average amortization period for the intangible lease assets acquired in connection with the Cottonwood One Upland acquisition was 0.5 years.

4. Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate consist of preferred equity investments in development projects, and are summarized as follows:

Development	Location	Units	Commitment Date	Preferred Return		Total Commitment	Amount Funded to Date
Lector85	Ybor City, FL	254	08/15/2019	13%	(1)	$9,900,000	$9,900,000
Vernon Boulevard	Queens, NY	534	07/23/2020	13%	(2)	15,000,000	15,000,000
Riverfront	West Sacramento, CA	285	11/30/2020	16%		15,091,649	5,192,486
Total						$39,991,649	$30,092,486

(1) Will be reduced to 10% annually upon the later to occur of (i) stabilization of the development project or (ii) the one-year anniversary of the receipt of all temporary certificates of occupancy subject to certain financial conditions being satisfied.

(2) In addition to the preferred return, we receive a profit participation upon a liquidity event, pari passu alongside the preferred equity contribution from the Preferred Co-Investor.

The preferred equity investments are accounted for under the equity method of accounting. They have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value ("HLBV") method. Activity for the three months ended March 31, 2021 is as follows:

	Balance at			Balance at
Development	12/31/20	Contributions	Equity in Earnings	3/31/21
Lector85	$11,396,026	$—	$321,750	$11,717,776
Vernon Boulevard	15,886,169	—	514,682	16,400,851
Riverfront	2,718,266	2,512,338	115,022	5,345,626
Total	$30,000,461	$2,512,338	$951,454	$33,464,253

Activity during the three months ended March 31, 2020 for Lector85, our only preferred equity investment during that period, is as follows:

	Balance at			Balance at
Development	12/31/19	Contributions	Equity in Earnings	3/31/20
Lector85	$4,961,868	$5,210,937	$240,096	$10,412,901

5.    Real Estate Note Investment
During the three months ended March 31, 2021, we issued approximately $820,000 of our $10,000,000 B Note with the developer of Dolce Twin Creeks, Phase II, a 366-unit multifamily project in Allen Texas, bringing the total amount funded to $9,025,995.

Net interest income from the Dolce B Note was $245,352 and $71,715 for the three months ended March 31, 2021 and 2020, respectively. No allowance was recorded on the Dolce B Note during the periods ended March 31, 2021 or 2020.

6.    Credit Facilities
Information regarding secured credit facilities of our wholly owned investments is as follows:

Property Name	Debt Issuer	Maturity Date	Payment Type	Rate	March 31, 2021		December 31, 2020
Cottonwood West Palm	Berkadia Commercial Mortgage, LLC	June 1, 2029	Interest Only	3.93%	$35,995,000	(3)	$35,995,000
Cottonwood One Upland	J.P. Morgan Chase Bank, N.A.	March 19, 2023 (1)	Interest Only	Libor + 1.50-1.75% (2)	34,000,000	(4)	35,500,000
Total credit facilities					69,995,000		71,495,000
Unamortized debt issuance costs					(1,116,494)		(1,175,132)
Credit facilities, net					$68,878,506		$70,319,868

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

(4) We may obtain advances secured against Cottonwood One Upland up to $67,600,000 on our JP Morgan Credit Facility, as well as finance other future acquisitions up to $125,000,000 in total revolving debt capacity as long as certain loan-to-value ratios and other requirements are maintained.

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

We are in compliance with all covenants associated with our outstanding credit facilities as of March 31, 2021.

7.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of March 31, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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
•Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatility, default rates); and
•Inputs that are derived principally from or corroborated by other observable market data.
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Real estate note investment	$9,025,995	$9,025,995	$8,205,862	$8,205,862

Financial Liability:
Berkadia Credit Facility	$35,995,000	$36,790,044	$35,995,000	$38,658,000
JP Morgan Credit Facility	$34,000,000	$34,000,000	$35,500,000	$35,500,000
Series 2019 Preferred Stock	$43,710,281	$43,710,281	$32,932,909	$32,932,909

Our real estate note investment, Berkadia Credit Facility, JP Morgan Credit Facility and Series 2019 Preferred Stock are categorized as Level 3 in the fair value hierarchy.

8. Preferred Stock

The Series 2019 Preferred Stock has a fixed redemption date of December 31, 2023 (subject to two successive one-year extensions at our discretion) and is classified as a liability on the condensed consolidated balance sheet. Dividends to preferred stockholders, paid at an annual rate of 5.5%, are classified as interest expense on the condensed consolidated statement of operations.

During the three months ended March 31, 2021 and 2020 we raised approximately $10,777,000 and $7,898,000 of Series 2019 Preferred Stock and paid approximately $488,000 and $61,000 in dividends. We had 4,387,688 shares of Series 2019 Preferred Stock outstanding as of March 31, 2021.

9.    Stockholders' Equity
No shares of common stock were issued during the three months ended March 31, 2021 as our offering was suspended. During the three months ended March 31, 2020 we raised approximately $12,977,000 of common stock. We paid approximately $1,503,000 and $889,000 in distributions to common stockholders for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had 12,232,289 of common stock outstanding, of which 12,214,771 was Class A common stock and 17,518 was Class TX (formerly Class T) common stock.

LTIP Unit Awards

On February 21, 2021, the compensation committee approved the grant of an aggregate of 17,500 time-based LTIP Units and 52,500 performance-based LTIP units to executive officers. The grants are similar in terms to those issued in 2020. Share based compensation for all LTIP awards during the three months ended March 31, 2021 was $45,000.

10.    Related-Party Transactions
Asset management fees to our advisor for the three months ended March 31, 2021 and 2020 were $886,307 and $449,653, respectively. Asset management fees waived by our advisor for the three months ended March 31, 2021 and 2020 were $27,128 and $127,440, respectively.

Acquisition expenses reimbursed to our advisor for the three months ended March 31, 2021 and 2020 were not significant, as we have generally incurred and paid such expenses directly.

Reimbursable company operating expenses to our advisor or its affiliates for the three months ended March 31, 2021 and 2020 were $257,044 and $236,509, respectively.

Property management fees to our property manager for the three months ended March 31, 2021 and 2020 were $112,739 and $54,030, respectively. Property management fees to our property manager are classified as property operations expense on the condensed consolidated statements of operations.

11.    Commitments and Contingencies
Dolce B Note

As of March 31, 2021, we had a remaining commitment of up to approximately $974,000 on the Dolce B-Note.

Riverfront

As of March 31, 2021, we had a remaining commitment of up to approximately $9,899,000 on the Riverfront preferred equity investment.

Litigation

As of March 31, 2021, we were not subject to any material litigation nor were we aware of any material litigation threatened against us.

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders may elect to have us apply their dividends and other distributions to the purchase of additional shares of common stock. Participants in the plan will acquire common stock at the per share price effective on the date of purchase (currently $10.00). The distribution reinvestment plan was temporarily suspended in December 2020 along with the Offering.

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
No Series 2019 Preferred Stock shares were redeemed during the three months ended March 31, 2021.

Common Stock

In December 2020, in conjunction with the pursuit of the mergers described in Note 1, we suspended our share repurchase program that permits holders of common stock to request, on a periodic basis, that we repurchase all or any portion of their shares.

Our board of directors has adopted an amended and restated share repurchase program, the terms of which will be in effect upon resumption of the share repurchase program. As amended the share repurchase program provides that we may make redemptions with an aggregate value of up to 2% of our aggregate net asset value or "NAV" each month and up to 5% of our NAV each quarter. In addition, we have no restrictions on the source of funds used to repurchase shares pursuant to our share repurchase program. For newly designated share classes purchased after we resume the Offering, the redemption price will be equal to the most recently disclosed monthly NAV, or at 95% of the most recently disclosed NAV if the shares have been held for less than a year. For shares currently outstanding, our Class A and our Class TX (formerly Class T) common stock, the repurchase price will not change except that stockholders may have their shares repurchased at 95% of NAV after a five-year hold period and 100% of NAV after a six-year hold period. In addition, our board made certain administrative changes to the share repurchase program. Our board of directors may, in its sole discretion, amend or suspend our share repurchase program for any reason upon 15 days’ notice to our stockholders.

No shares of common stock were redeemed during the three months ended March 31, 2021 and 2020.

12.    Subsequent Events
We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Merger with Cottonwood Residential II, Inc. and Cottonwood Residential O.P., LP

On May 7, 2021, we completed the CRII Merger through a stock-for-stock and unit-for-unit transaction as described in Note 1. With the completion of the CRII Merger, we acquired interests in 22 stabilized multifamily apartment communities, four multifamily development projects, one structured investment, and land held for development. We also acquired CRII’s property management business and its employees, which currently manage over 13,000 units, including approximately 8,600 for Cottonwood affiliates (including us), as well as personnel who have historically performed certain administrative and other services for us on behalf of CCA III. Pro forma revenues and earnings have not been presented as the initial accounting for the transaction is incomplete as of the date the consolidated financial statements are issued. We are in the process of assessing the fair value of the acquired tangible assets, liabilities assumed and any applicable intangible assets and liabilities for this business combination.

Amended and Restated Advisory Agreement

Upon the closing of the CRII Merger, we entered into an Amended and Restated Advisory Agreement with CCA III. The Amended and Restated Advisory Agreement includes changes to reflect that upon the closing of the CRII Merger, we acquired our property manager, including its employees, as well as personnel who historically performed certain other services for us on behalf of CCA III. CCA III has no obligation to perform these services as it did prior to the CRII Merger, but will continue to oversee and supplement these services to the extent CCA III, acting in its fiduciary capacity, deems appropriate. The Amended and Restated Advisory Agreement also removes a provision regarding the use of the Cottonwood name because, following the CRII Merger, the trademark is held by us.

In addition, the Amended and Restated Advisory Agreement revises the compensation payable and the expenses that may be reimbursed to CCA III for its services as described below:

Asset Management Fee. CCA III receives a monthly asset management fee equal to 0.0625% of the gross asset value or GAV of CROP (subject to a cap of 0.125% of net asset value or NAV of the operating partnership), before giving effect to any accruals (related to the month for which the asset management fee is being calculated) for the asset management fee, distribution fees in connection with a securities offering, the Performance Allocation (as defined in the Fifth CROP Partnership Agreement and described below) or any distributions. The GAV and NAV of CROP is determined in accordance with the valuation guidelines adopted by the CCI Board and reflective of the ownership interest held by CROP in such gross assets. If we own assets other than through CROP, we will pay a corresponding fee.

The management fee may be paid, at CCA III's election, in cash or shares of our common stock or CROP Common Units. To the extent that CCA III elects to receive any portion of its management fee in shares of our common stock or CROP Common Units, CCA III may request that we or CROP may repurchase such shares or units at a later date. Shares of our common stock and CROP Common Units obtained by CCA III as compensation for the management fee payable are not subject to the repurchase limits of our share repurchase plan or any reduction or penalty for an early repurchase. Upon the request of CCA III, we or CROP will repurchase any such securities for cash unless our board of directors determines that any such repurchase would be prohibited by applicable law, our charter, the Fifth CROP Partnership Agreement, or otherwise cause our cash levels or leverage levels to be imprudent as determined by our board of directors. CROP will waive the one-year holding period requirement with respect to the “Exchange Right” provided for in the CROP Partnership Agreement. CCA III will have registration rights with respect to shares of our common stock.

Contingent Acquisition Fees and Contingent Financing Fees. If the Amended and Restated Advisory Agreement is terminated other than for cause (or non-renewal or termination by CCA III), the Contingent Acquisition Fees and Contingent Financing Fees provided for in the previous advisory agreement will be due and payable in an amount equal to approximately $22 million (if the termination occurs in year one) reduced by 10% each year thereafter.

Organization and Offering Expenses. We will reimburse CCA III for any organization and offering expenses that it incurs on our behalf as and when incurred. CCA III is no longer obligated to pay the organization and offering expenses associated with the Offering as it was prior to the CRII Merger, with the exception of the deferred selling commission associated with Class TX shares sold. After the termination of the primary offering, CCA III will reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of the gross proceeds from any public offering.

Expense Reimbursement. Subject to the limitations on total operating expenses, CCA III is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that CCA III is responsible for the expenses related to any and all personnel of CCA III who provide investment advisory services pursuant to the Amended and Restated Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of CCA III or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel (“Advisor Expenses”); provided that we are responsible for the personnel costs of our employees even if they are also directors or officers of CCA III or any of its affiliates except for certain costs as provided for in a reimbursement and cost sharing agreement.

Fifth Amended and Restated CROP Partnership Agreement

As a result of the CRII Merger, our operations are now conducted through CROP. The Fifth Amended and Restated CROP Partnership Agreement (the "Fifth CROP Partnership Agreement") entered into at the close of the CRII Merger amends the performance fee payable to CCA III or its affiliates as follows:

Performance Participation

The Fifth CROP Partnership Agreement eliminates the promotional interest in the operating partnership held by Cottonwood Communities Investor, LLC and assigned to Cottonwood Advisors Promote, LLC, and provides for the payment of a performance participation interest in CROP to CCA III (the “Special Limited Partner” for purposes of the below) as follows. So long as the advisory agreement with CCA III has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in CROP that entitles it to receive an allocation from CROP equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount, with a Catch-Up (each term as defined below). Such allocation will be made annually and accrue monthly.

Specifically, the Special Limited Partner will be allocated a performance participation in an amount equal to:

•First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such annual Excess Profits until the total amount allocated to the Special Limited Partner equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a “Catch-Up”); and

•Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

“Total Return” means, for any period since the end of the prior calendar year (but for the year 2021, beginning as of the date of the CRII Merger) the sum of:

(i)    all distributions accrued or paid (without duplication) on the participating partnership units outstanding at the end of such period since the beginning of the then-current calendar year (but for the year 2021, since the date of the CRII Merger) plus

(ii)    the change in aggregate NAV of such units since the beginning of the year (but for the year 2021, since the date of the CRII Merger), before giving effect to (x) changes resulting solely from the proceeds of issuances of participating partnership units, (y) any allocation/accrual to the performance participation interest and (z) applicable distribution fee expenses (including any payments made to CCI for payment of such expenses).

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of units issued during the then-current calendar year (but for the year 2021, beginning as of the date of the CRII Merger) but (ii) exclude the proceeds from the initial issuance of such units.

“Hurdle Amount” means, for any period during a calendar year, an amount that results in a 5% annualized internal rate of return on the NAV of the participating partnership units outstanding at the beginning of the then-current calendar year (but for the year 2021, beginning as of the date of the CRII Merger) and all participating partnership units issued since the beginning of the applicable calendar year (but for the year 2021, beginning as of the date of the CRII Merger), taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of participating partnership units over the period and calculated in accordance with recognized industry practices. The ending NAV of the participating partnership units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the performance participation interest and applicable distribution fee expenses. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any participating partnership units repurchased during such period, which units will be subject to the performance participation allocation upon repurchase as described below.

Except as described in Loss Carryforward below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any participating partnership units repurchased during such year, which units will be subject to the performance participation allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s performance participation.

The Special Limited Partner will also be allocated a performance participation with respect to all Common Units that are repurchased at the end of any month (in connection with repurchases of our shares under our share repurchase plan) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation.

The performance participation interest may be payable in cash or Common Units at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Common Units, the Special Limited Partner may request CROP to repurchase such Common Units from the Special Limited Partner at a later date pursuant to the “Exchange Right” and CROP will waive the one-year-holding-period requirement.

Dividends Declared - Series 2016 Preferred Stock

On May 7, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00191781 to holders of record of our Series 2016 Preferred Stock issued in the CRII Merger for each day in the period from May 7, 2021 through May 31, 2021. On May 11, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00191781 to holders of record of our Series 2016 Preferred Stock for each day in the months of June, July and August 2021. The daily distribution rate is equal to 7.0% annually on the $10.00 purchase price.

Dividends Declared - Series 2017 Preferred Stock

On May 7, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00205479 to holders of record of our Series 2017 Preferred Stock issued in the CRII Merger for each day in the period from May 7, 2021 through May 31, 2021. On May 11, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00205479 to holders of record of our Series 2017 Preferred Stock for each day in the months of June, July and August 2021. The daily distribution rate is equal to 7.5% annually on the $10.00 purchase price.

Dividends Declared - Series 2019 Preferred Stock

On May 11, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00150685, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for each day in the months of June, July and August 2021.

Distributions Declared - Common Stock

On May 11, 2021, our board of directors declared cash distributions for each class of common stock at a daily distribution rate of $0.00136986, or 5.0% annually on the $10.00 purchase price, to holders of record of each class of common stock for each day in the months of June, July, and August 2021. In December 2020, our board of directors approved the suspension of our distribution reinvestment plan. All distributions are currently being paid in cash until we resume our distribution reinvestment plan offering.

Dolce Note Payoff

On May 7, 2021, the borrower of the Dolce B Note prepaid in full the outstanding principal balance of $9,336,338 with us plus accrued interest as a result of refinancing the project upon completion.

Executive Compensation

Effective immediately prior to the closing of the CRII Merger, Enzio Cassinis, Adam Larson, Susan Hallenberg and Eric Marlin were granted an aggregate of 50,000 time-based, retention LTIP Units of the Operating Partnership, which did not accelerate in connection with the CRII Merger but converted into the right to receive one CROP LTIP Unit, and such units continue to have, and are subject to, the same terms and conditions (including vesting terms) set forth in the applicable vesting agreement, as in effect immediately prior to the effective time of the CROP Merger. Consistent with prior time-based LTIP Units of the Operating Partnership, the units vest over four years in equal installments on an annual basis, with the first 25% vesting May 7, 2022, subject to the grantee’s continued employment with CCA III or its affiliates or us, as applicable.

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

The following is a summary of the principal risks that could adversely affect our business, financial condition, results of operations and cash flows and an investment in our common stock. You should interpret many of the risks identified in this summary as being heightened as a result of the ongoing and numerous adverse impacts of the novel coronavirus disease (“COVID-19”) pandemic.

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

•Risks related to the proposed CMRI Merger and CMRII Merger, as discussed under Item 1. "Business" below, including that these will not be consummated, the disruption of management’s attention from our ongoing business operations due to these proposed mergers, and that these mergers may not be accretive to the company.

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

•Some of our officers and certain of our directors are also officers of our sponsor, our advisor or its affiliates. As a result, our officers and affiliated directors are subject to conflicts of interest.

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

Additional risks related to our business are discussed under the heading “Risk Factors” in our Annual Report on Form 10-K. In light of the significant uncertainties inherent in these forward looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Cottonwood Communities, Inc. invests primarily in multifamily apartment communities and multifamily real estate-related assets throughout the United States. We seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market). We do not expect to be able to achieve the balance of these allocations until we have raised substantial proceeds in the Offering (as defined below). Although this is our current target portfolio, we may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition. With the CRII Merger recently consummated, we expect our board of directors to revisit our targeted portfolio allocation given the asset profile of the combined company.

We have registered $750,000,000 in shares of common stock in an initial public offering (the "Offering"), consisting of $675,000,000 in shares of common stock offered in our primary offering and $75,000,000 in shares of common stock through our distribution reinvestment plan (the "DRP Offering”). The Offering commenced in August 2018 and is currently suspended as of December 2020 while we pursue the mergers as described below. Prior to the suspension, two classes of common were available to purchase in the Offering: Class A and Class TX (previously designated Class T) at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers). These share classes have different underwriting compensation structures, which compensation our advisor paid on our behalf. When we resume the Offering we expect to offer three new classes of shares of common stock in the primary offering, newly designated Class T, Class D and Class I, and all five classes in the DRP Offering. Underwriting compensation for the new classes will be paid by investors through an adjustment to the purchase price or borne by us. Refer to our Current Report on Form 8-K dated April 2, 2021 as well as "Part II - Item 5. Other Information" of this report for further information regarding these new classes of shares.

On November 8, 2019, we launched a best-efforts private placement offering exempt from registration under the Securities Act for which we initially offered a maximum of $50,000,000 in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering"). Offering-related expenses in the Private Offering are paid from offering proceeds. On March 23, 2021, our board of directors approved an increase in the size of the offering to $100,000,000.

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

As of March 31, 2021, we have raised gross proceeds of $43,710,281 from the sale of Series 2019 Preferred Stock in the Private Offering and $121,996,723 from the sale of our common stock in the Offering. We have primarily used the net proceeds to make investments in real estate related assets as further described below under Our Investments.

Merger with Cottonwood Residential II, Inc. and Cottonwood Residential O.P., LP

On May 7, 2021, we completed our merger with Cottonwood Residential II, Inc. ("CRII") (the "CRII Company Merger"), and the merger of the Operating Partnership with and into Cottonwood Residential O.P., LP (“CROP”) (the “CROP Partnership Merger,” and together with the CRII Company Merger, the "CRII Merger") through a stock-for-stock and unit-for-unit transaction provided for pursuant to the Agreement and Plan of Merger dated January 26, 2021 by and among us, CCOP, Cottonwood Communities GP Subsidiary, LLC ("Merger Sub"), CRII and CROP.

At the effective time of the CRII Merger, each issued and outstanding share of CRII’s common stock (the “CRII Common Stock”) converted into 2.015 shares of shares of our Class A common stock, each issued and outstanding share of Series 2016 preferred stock of CRII converted into one share of our newly designated Series 2016 preferred stock, and each issued and outstanding share of Series 2017 preferred stock of CRII converted into one share of our newly designated Series 2017 preferred stock.

At the effective time of the CROP Merger, each participating partnership unit of CROP (i.e., all CROP partnership units other than preferred units) issued and outstanding immediately prior to the CROP Merger split into 2.015 participating partnership units of CROP (the “CROP Unit Split”), whereupon (i) each issued and outstanding Series 2019 preferred unit of the Operating Partnership ("CCOP Series 2019 Preferred Stock") converted into one Series 2019 preferred unit of CROP, the terms of which mirrored the CCOP Series 2019 Preferred Stock, (ii) each issued and outstanding LTIP Unit of CCOP (the “CCOP LTIP Units”) was converted into the right to receive one LTIP Unit of CROP, the terms and conditions of which mirrored the CCOP LTIP Units, (iii) each issued and outstanding Special LTIP Unit of CCOP (the “CCOP Special LTIP Units”) converted into the right to receive one Special LTIP Unit of CROP, the terms and conditions of which mirrored the CCOP Special LTIP Units, and (iv) except as set forth above, each issued and outstanding general partner unit of the Operating Partnership and CCOP Common Unit converted into the right to receive one common limited partner unit of CROP (“CROP Common Unit”). After giving effect to the CROP Unit Split, each CROP Common Unit, general partner unit and LTIP unit issued and outstanding immediately prior to the effective time of the CROP Merger remained outstanding, and each CROP preferred unit issued and outstanding immediately prior to the effective time of the CROP Merger remained outstanding and continues to be held by the general partner, Merger Sub.

Upon consummation of the CRII Merger, the separate existence of CRII and the Operating Partnership ceased. The CRII Merger was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.

Further, as a result of the CRII Merger, we acquired CRII’s affiliate property manager and its employees, which currently manage over 13,000 units, including approximately 8,600 for Cottonwood affiliates (including us). In addition, we acquired the personnel who have historically performed certain administrative and other services for us on behalf of CCA III, including legal, accounting, property development oversight and certain services relating to construction management, shareholders, human resources, renter insurance and information technology. As a result, we directly employ the individuals that perform the foregoing administrative services as well as property management services. CCA III continues to manage our operations as our external advisor pursuant to an amended and restated advisory agreement discussed in Note 12 "Subsequent Events."

Proposed Mergers

On January 26, 2021, we entered into separate agreements to acquire each of Cottonwood Multifamily REIT I, Inc. ("CMRI") ("CMRI Merger"), and Cottonwood Multifamily REIT II, Inc. ("CMRII") ("CMRII Merger"). These mergers are stock-for-stock transactions whereby CMRI and CMRII will be merged into a wholly owned subsidiary of us. The CMRI Merger and CMRII Merger are not contingent upon each other. Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. If the CMRI and CMRII stockholders approve the respective CMRI Merger and CMRII Merger, and if the other conditions to closing the mergers are satisfied or waived, it is currently expected that the CMRI Merger and the CMRII Merger will be completed in the third quarter of 2021. However, there is no guarantee that the conditions to the CMRI Merger and the CMRII Merger will be satisfied or that the CMRI Merger and the CMRII Merger will close on the expected timeline or at all.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. During the three months ended March 31, 2021, we did not experience significant disruptions in our operations from the COVID-19 pandemic; however we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants and multifamily communities.

Our Investments

Information regarding our investments as of March 31, 2021 is as follows:

Property Name	Location	Investment Type	Purchase / Investment Date	Number of Units	Purchase Price / Funding Commitment	Amount Paid / Funded to Date
Cottonwood West Palm	West Palm Beach, FL	Wholly Owned	05/30/2019	245	$66,923,500	$66,923,500
Cottonwood One Upland	Norwood, MA	Wholly Owned	03/19/2020	262	103,600,000	103,600,000
Dolce Twin Creeks, Phase II	Allen, TX	B Note	07/31/2019	366	10,000,000	9,025,995
Lector85	Ybor City, FL	Preferred Equity	08/15/2019	254	9,900,000	9,900,000
Vernon Boulevard	Queens, NY	Preferred Equity	07/23/2020	534	15,000,000	15,000,000
Riverfront	West Sacramento, CA	Preferred Equity	11/30/2020	285	15,091,649	5,192,486
Total / Weighted Average				1,946	$220,515,149	$209,641,981

Information regarding the secured credit facilities of our wholly owned investments as of March 31, 2021 is as follows:

Property Name	Debt Issuer	Maturity Date	Payment Type	Rate	Amount Outstanding
Cottonwood West Palm	Berkadia Commercial Mortgage, LLC	June 1, 2029	Interest Only	3.93%	$35,995,000	(3)
Cottonwood One Upland	J.P. Morgan Chase Bank, N.A.	March 19, 2023 (1)	Interest Only	Libor + 1.5-1.75% (2)	34,000,000	(4)
Total credit facilities					69,995,000
Unamortized debt issuance costs					(1,116,494)
Credit facilities, net					$68,878,506

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
(4) We may obtain advances secured against Cottonwood One Upland up to $67,600,000 on our JP Morgan Credit Facility, as well as finance other future acquisitions up to $125,000,000 in total revolving debt capacity as long as certain loan-to-value ratios and other requirements are maintained.

For additional information regarding our investments refer to the section entitled "Our Investments" in our Annual Report on Form 10-K for the period ending December 31, 2020.

Results of Operations

Our results of operations for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Revenues
Rental and other property revenues	$3,172,181	$1,539,577
Real estate note investment interest	245,352	71,715
Total revenues	3,417,533	1,611,292
Expenses
Property operations expense	1,348,135	655,284
Reimbursable operating expenses to related parties	257,044	236,509
Asset management fee to related party	886,307	449,653
Depreciation and amortization	1,338,430	843,984
General and administrative expenses	2,246,715	230,361
Total operating expenses	6,076,631	2,415,791
Other income (expense)
Equity in earnings of unconsolidated real estate entities	951,454	240,096
Interest income	362	184,884
Interest expense	(1,329,835)	(537,971)
Total other expense	(378,019)	(112,991)
Total expenses before asset management fee waiver	(6,454,650)	(2,528,782)
Asset management fee waived by Advisor	27,128	127,440
Net expenses after asset management fee waiver	(6,427,522)	(2,401,342)
Net loss	$(3,009,989)	$(790,050)

Weighted-average shares outstanding	12,232,289	9,483,288
Net loss per common share - basic and diluted	$(0.25)	$(0.08)

We incurred net losses of $3,009,989 and $790,050 for the three months ended March 31, 2021 and 2020, respectively. The change was primarily driven by a full quarter of activity from Cottonwood One Upland, which was acquired March 19, 2020. Investing activity throughout 2020 increased gross assets, driving the increase in asset management fees and depreciation and amortization. General and administrative expenses also increased primarily due to approximately $1,709,000 in non-recurring legal, financial advisor, and other costs associated with the CRII Merger, the CMRI Merger and the CMRII Merger. The higher net operating loss was partially offset by an increase in equity in earnings related to income from additional funds provided to the Lector85 Investment, Vernon Boulevard Investment, and Riverfront Investment. Interest expense also increased due to the timing of the Cottonwood One Upland acquisition.

We expect our results of operations in future periods will continue to fluctuate as we deploy capital in strategic real estate investments. We are in the acquisition phase of our life cycle, and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through our offerings. In addition, our results of operations will be significantly impacted in 2021 due to the significance of the CRII Merger to our portfolio. Accordingly, our operating results for the three months ended March 31, 2021 and 2020 are not directly comparable, nor are our results of operations for the three months ended March 31, 2021 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the effect of anticipated future acquisitions of multifamily apartment communities and investments in multifamily real estate-related assets. Changes in occupancy, fluctuations due to changes in the variable interest rate on our JP Morgan Credit Facility and impacts of the COVID-19 pandemic as discussed above could also affect our operating results.

As of March 31, 2021, Cottonwood West Palm was occupied at a rate of 98.8% and Cottonwood One Upland was occupied at a rate of 94.3%.

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

The following table presents the calculation of FFO and Core FFO:

	Three Months Ended March 31,
	2021	2020
Net loss	$(3,009,989)	$(790,050)
Adjustments:
Real estate-related depreciation and amortization	1,338,430	843,984
FFO	(1,671,559)	53,934
Adjustments:
Amortization of real estate note investment issuance costs	12,562	12,110
Accretion of discount on preferred stock	278,506	42,047
Amortization of debt issuance costs	58,638	37,331
Acquisition fees and expenses (1)	1,709,089	59,673
Core FFO	$387,236	$205,095

FFO per share - basic and diluted	$(0.14)	$0.01
Core FFO per share - basic and diluted	$0.03	$0.02
Weighted average shares outstanding	12,232,289	9,483,288

(1) Acquisition fees and expenses during the three months ended March 31, 2021 consisted of non-recurring costs associated with the CRII Merger, the CMRI Merger, and the CMRII Merger.

See “Results of Operations” above for further detail.

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended March 31, 2021, total operating expenses represented approximately 4.59% and 441% of our average invested assets and our net loss, respectively. Excluding costs associated with the CRII Merger, the CMRI Merger and the CMRII Merger, total operating expenses would represent 2.59% of average invested assets and 268% of net income for the four consecutive quarters ended March 31, 2021.

Our conflicts committee determined that the relationship of our total operating expenses and its net assets was justified for the four fiscal quarters ended March 31, 2021 given the costs of operating a public company, the early stage of our operations, and the costs of the CRII Merger, the CMRI Merger and the CMRII Merger. Accordingly, the conflicts committee approved total operating expenses in excess of the operating expense reimbursement obligation in the first quarter of 2021.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are and will be for the acquisition of multifamily apartment communities and investments in multifamily real estate-related assets; operating expenses, capital expenditures and general and administrative expenses; payments under debt obligations; redemptions of common and preferred stock; and payments of distributions to stockholders. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Private Offering, the Offering, from our credit facilities, other secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations, all of which may be adversely effected by the impact COVID-19.

We intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals at the property level. Factors which could increase or decrease our future liquidity include but are not limited to operating performance of the properties owned by our joint ventures, including the impact of COVID-19 on the properties owned by the joint ventures, volatility in interest rates, and the satisfaction of REIT dividend requirements.

At March 31, 2021, we had the Berkadia Credit Facility, secured by Cottonwood West Palm, and the JP Morgan Credit Facility, secured by Cottonwood One Upland, for which we have advances of $35,995,000 and 34,000,000, respectively. There is no limit on the amount that we can draw on the Berkadia Credit Facility so long as we maintain the loan-to-value ratio and other requirements as set forth in the loan documents. We may obtain advances secured against One Upland up to $67,600,000 on the JP Morgan Credit Facility, as well as finance other future acquisitions up to $125,000,000 in total revolving debt capacity. We can draw upon or pay down the JP Morgan Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents.

We must also redeem the Series 2019 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on December 31, 2023. This date may be extended by two one-year extension options. In addition, we must also redeem the Series 2016 Preferred Stock and Series 2017 Preferred Stock issued in the CRII Merger for cash at a redemption price equal to $10.00 per share plus any accrued and unpaid dividends to the extent there are any funds legally available, on their respective redemption dates. The initial redemption date was January 31, 2021 for the Series 2016 Preferred Stock and it was extended to January 31, 2022 and may be extended for an additional one year. The redemption date for the Series 2017 Preferred Stock is January 31, 2022 and may be extended by two one-year extension options.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to pay offering costs in connection with the Private Offering as well as make certain payments to our advisor pursuant to the terms of our advisory management agreement.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(202,206)	$571,878
Net cash used in investing activities	(3,372,166)	(60,875,427)
Net cash provided by financing activities	6,360,184	19,055,876
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,785,812	$(41,247,673)

Net cash flows used in operating activities were $202,206 during the three months ended March 31, 2021, primarily as a result of payment on Series 2019 Preferred Stock interest, accounts payable, accrued expenses, and other liabilities offset by tenant receipts, interest income received on the Dolce B-Note, and interest received for cash on deposits. Cash flows provided by operating activities for the same period in 2020 were $571,878, primarily as a result of tenant receipts and interest income on the Dolce B-Note, the Lector85 Investment, and cash on deposit combined with the deferral of payment on related party payables and accounts payable, accrued expenses, and other liabilities.

Cash flows used in investing activities were $3,372,166 during the three months ended March 31, 2021, due to the funding of preferred equity at Riverfront, additional draws on the Dolce B-Notes, and capital improvements. Cash flows used in investing activities were $60,875,427 for the same period in 2020 due to our purchase of Cottonwood One Upland, draws on the Dolce B-Note, draws on the Lector85 Investment, and capital improvements.

Cash flows provided by financing activities were $6,360,184 during the three months ended March 31, 2021, as a result of net proceeds we received from the issuance of Series 2019 Preferred Stock, offset partially by distributions paid to common stockholders and net repayments made on our JP Morgan Credit Facility. Cash flows provided by financing activities were $19,055,876 for the same period in 2020, due to the net proceeds we received from the issuance of our common stock and Series 2019 Preferred Stock, which were offset partially by distributions paid to common stockholders.

Distributions

Distributions declared, distributions paid and cash flow used in operating activities were as follows:

			Distributions Paid(3)
Period	Distributions Declared(1)	Distributions Declared Per Share(1)(2)	Cash	Reinvested (DRP)	Total	Cash Provided By (Used In) Operating Activities
First Quarter 2021	$1,511,005	$0.125	$1,503,402	$—	$1,503,402	$(202,206)

(1) Distributions for the periods from January 1, 2021 through March 31, 2021 were based on daily record dates and were calculated at a rate of $0.00136986 per share per day.
(2) Assumes share was issued and outstanding each day during the period presented.
(3) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.

For the three months ended March 31, 2021, we paid aggregate distributions of $1,503,402, all paid in cash due to our distribution reinvestment plan being suspended. Our net loss for the three months ended March 31, 2021 was $3,009,989. Cash flows used in operating activities for the three months ended March 31, 2021 was $202,206. Our total distributions for this period were paid with offering proceeds. Generally, for purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2020 for discussions of our critical accounting policies. As of March 31, 2021, our critical accounting policies have not changed from those described in that report.

Subsequent Events
Merger with Cottonwood Residential II, Inc. and Cottonwood Residential O.P., LP

On May 7, 2021, we completed the CRII Merger through a stock-for-stock and unit-for-unit transaction as described in our Current Report on Form 8-K dated May 12, 2021 and incorporated herein by reference. With the completion of the CRII Merger, we acquired interests in 22 stabilized multifamily apartment communities, four multifamily development projects, one structured investment, and land held for development. We also acquired CRII’s property management business and its employees, which currently manage over 13,000 units, including approximately 8,600 for Cottonwood affiliates (including us), as well as personnel who have historically performed certain administrative and other services for us on behalf of CCA III. Pro forma revenues and earnings have not been presented as the initial accounting for the transaction is incomplete as of the date the consolidated financial statements are issued. We are in the process of assessing the fair value of the acquired tangible assets, liabilities assumed and any applicable intangible assets and liabilities for this business combination.

Amended and Restated Advisory Agreement

Upon the closing of the CRII Merger, we entered into an Amended and Restated Advisory Agreement with CCA III. The Amended and Restated Advisory Agreement includes changes to reflect that upon the closing of the CRII Merger, we acquired our property manager, including its employees, as well as personnel who historically performed certain other services for us on behalf of CCA III. CCA III has no obligation to perform these services as it did prior to the CRII Merger, but will continue to oversee and supplement these services to the extent CCA III, acting in its fiduciary capacity, deems appropriate. The Amended and Restated Advisory Agreement also removes a provision regarding the use of the Cottonwood name because, following the CRII Merger, the trademark is held by us.

In addition, the Amended and Restated Advisory Agreement revises the compensation payable and the expenses that may be reimbursed to CCA III for its services as described below:

Asset Management Fee. CCA III receives a monthly asset management fee equal to 0.0625% of the gross asset value or GAV of CROP (subject to a cap of 0.125% of net asset value or NAV of the operating partnership), before giving effect to any accruals (related to the month for which the asset management fee is being calculated) for the asset management fee, distribution fees in connection with a securities offering, the Performance Allocation (as defined in the Fifth CROP Partnership Agreement and described below) or any distributions. The GAV and NAV of CROP is determined in accordance with the valuation guidelines adopted by the CCI Board and reflective of the ownership interest held by CROP in such gross assets. If we own assets other than through CROP, we will pay a corresponding fee.

The management fee may be paid, at CCA III's election, in cash or shares of our common stock or CROP Common Units. To the extent that CCA III elects to receive any portion of its management fee in shares of our common stock or CROP Common Units, CCA III may request that we or CROP may repurchase such shares or units at a later date. Shares of our common stock and CROP Common Units obtained by CCA III as compensation for the management fee payable are not subject to the repurchase limits of our share repurchase plan or any reduction or penalty for an early repurchase. Upon the request of CCA III, we or CROP will repurchase any such securities for cash unless our board of directors determines that any such repurchase would be prohibited by applicable law, our charter, the Fifth CROP Partnership Agreement, or otherwise cause our cash levels or leverage levels to be imprudent as determined by our board of directors. CROP will waive the one-year holding period requirement with respect to the “Exchange Right” provided for in the CROP Partnership Agreement. CCA III will have registration rights with respect to shares of our common stock.

Contingent Acquisition Fees and Contingent Financing Fees. If the Amended and Restated Advisory Agreement is terminated other than for cause (or non-renewal or termination by CCA III), the Contingent Acquisition Fees and Contingent Financing Fees provided for in the previous advisory agreement will be due and payable in an amount equal to approximately $22 million (if the termination occurs in year one) reduced by 10% each year thereafter.

Organization and Offering Expenses. We will reimburse CCA III for any organization and offering expenses that it incurs on our behalf as and when incurred. CCA III is no longer obligated to pay the organization and offering expenses associated with the Offering as it was prior to the CRII Merger, with the exception of the deferred selling commission associated with Class TX shares sold. After the termination of the primary offering, CCA III will reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of the gross proceeds from any public offering.

Expense Reimbursement. Subject to the limitations on total operating expenses, CCA III is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that CCA III is responsible for the expenses related to any and all personnel of CCA III who provide investment advisory services pursuant to the Amended and Restated Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of CCA III or any of its affiliates), including, without limitation, salaries, bonus and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel (“Advisor Expenses”); provided that we are responsible for the personnel costs of our employees even if they are also directors or officers of CCA III or any of its affiliates except for certain costs as provided for in a reimbursement and cost sharing agreement.

Fifth Amended and Restated CROP Partnership Agreement

As a result of the CRII Merger, our operations are now conducted through CROP. The Fifth Amended and Restated CROP Partnership Agreement (the "Fifth Crop Partnership Agreement") entered into at the close of the CRII Merger amends the performance fee payable to CCA III or its affiliates as follows:

Performance Participation

The Fifth CROP Partnership Agreement eliminates the promotional interest in the operating partnership held by Cottonwood Communities Investor, LLC and assigned to Cottonwood Advisors Promote, LLC, and provides for the payment of a performance participation interest in CROP to CCA III (the “Special Limited Partner” for purposes of the below) as follows. So long as the advisory agreement with CCA III has not been terminated (including by means of non-renewal), the Special Limited Partner will hold a performance participation interest in CROP that entitles it to receive an allocation from CROP equal to 12.5% of the Total Return, subject to a 5% Hurdle Amount, with a Catch-Up (each term as defined below). Such allocation will be made annually and accrue monthly.

Specifically, the Special Limited Partner will be allocated a performance participation in an amount equal to:

•First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such annual Excess Profits until the total amount allocated to the Special Limited Partner equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount allocated to the Special Limited Partner pursuant to this clause (this is commonly referred to as a “Catch-Up”); and

•Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

“Total Return” means, for any period since the end of the prior calendar year (but for the year 2021, beginning as of the date of the CRII Merger) the sum of:

(i)    all distributions accrued or paid (without duplication) on the participating partnership units outstanding at the end of such period since the beginning of the then-current calendar year (but for the year 2021, since the date of the CRII Merger) plus

(ii)    the change in aggregate NAV of such units since the beginning of the year (but for the year 2021, since the date of the CRII Merger), before giving effect to (x) changes resulting solely from the proceeds of issuances of participating partnership units, (y) any allocation/accrual to the performance participation interest and (z) applicable distribution fee expenses (including any payments made to CCI for payment of such expenses).

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of units issued during the then-current calendar year (but for the year 2021, beginning as of the date of the CRII Merger) but (ii) exclude the proceeds from the initial issuance of such units.

“Hurdle Amount” means, for any period during a calendar year, an amount that results in a 5% annualized internal rate of return on the NAV of the participating partnership units outstanding at the beginning of the then-current calendar year (but for the year 2021, beginning as of the date of the CRII Merger) and all participating partnership units issued since the beginning of the applicable calendar year (but for the year 2021, beginning as of the date of the CRII Merger), taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of participating partnership units over the period and calculated in accordance with recognized industry practices. The ending NAV of the participating partnership units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the performance participation interest and applicable distribution fee expenses. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any participating partnership units repurchased during such period, which units will be subject to the performance participation allocation upon repurchase as described below.

Except as described in Loss Carryforward below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any participating partnership units repurchased during such year, which units will be subject to the performance participation allocation upon repurchase as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Special Limited Partner’s performance participation.

The Special Limited Partner will also be allocated a performance participation with respect to all Common Units that are repurchased at the end of any month (in connection with repurchases of our shares under our share repurchase plan) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit repurchase will be reduced by the amount of any such performance participation.

The performance participation interest may be payable in cash or Common Units at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in Common Units, the Special Limited Partner may request CROP to repurchase such Common Units from the Special Limited Partner at a later date pursuant to the “Exchange Right” and CROP will waive the one-year-holding-period requirement.

Dividends Declared - Series 2016 Preferred Stock

On May 7, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00191781 to holders of record of our Series 2016 Preferred Stock issued in the CRII Merger for each day in the period from May 7, 2021 through May 31, 2021. On May 11, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00191781 to holders of record of our Series 2016 Preferred Stock for each day in the months of June, July and August 2021. The daily distribution rate is equal to 7.0% annually on the $10.00 purchase price.

Dividends Declared - Series 2017 Preferred Stock

On May 7, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00205479 to holders of record of our Series 2017 Preferred Stock issued in the CRII Merger for each day in the period from May 7, 2021 through May 31, 2021. On May 11, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00205479 to holders of record of our Series 2017 Preferred Stock for each day in the months of June, July and August 2021. The daily distribution rate is equal to 7.5% annually on the $10.00 purchase price.

Dividends Declared - Series 2019 Preferred Stock

On May 11, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00150685, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for each day in the months of June, July and August 2021.

Distributions Declared - Common Stock

On May 11, 2021, our board of directors declared cash distributions for each class of common stock at a daily distribution rate of $0.00136986, or 5.0% annually on the $10.00 purchase price, to holders of record of each class of common stock for each day in the months of June, July, and August 2021. In December 2020, our board of directors approved the suspension of our distribution reinvestment plan. All distributions are currently being paid in cash until we resume our distribution reinvestment plan offering.

Dolce Note Payoff

On May 7, 2021, the borrower of the Dolce B Note prepaid in full the outstanding principal balance of $9,336,338 with us plus accrued interest as a result of refinancing the project upon completion.

Executive Compensation

Effective immediately prior to the closing of the CRII Merger, Enzio Cassinis, Adam Larson, Susan Hallenberg and Eric Marlin were granted an aggregate of 50,000 time-based, retention LTIP Units of the Operating Partnership, which did not accelerate in connection with the CRII Merger but converted into the right to receive one CROP LTIP Unit, and such units continue to have, and are subject to, the same terms and conditions (including vesting terms) set forth in the applicable vesting agreement, as in effect immediately prior to the effective time of the CROP Merger. Consistent with prior time-based LTIP Units of the Operating Partnership, the units vest over four years in equal installments on an annual basis, with the first 25% vesting May 7, 2022, subject to the grantee’s continued employment with CCA III or its affiliates or us, as applicable.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Information about the Private Offering and sales of the Series 2019 Preferred Stock in the Private Offering during the period covered by this Report has been previously furnished under Item 3.02 in Current Reports on Form 8-K as filed with the SEC.

Use of Proceeds

We have registered $750,000,000 in shares of common stock in an initial public offering (the "Offering"), consisting of $675,000,000 of shares of common stock offered in our primary offering and $75,000,000 in shares of common stock through our distribution reinvestment plan (the "DRP Offering”). The Offering commenced in August 2018 and is currently suspended as of December 2020. Prior to the suspension, two classes of common stock were available to purchase in the Offering: Class A and Class TX (previously designated Class T) at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers). These shares had different underwriting compensation structures that our advisor paid on our behalf. When we resume the Offering we expect to offer three new classes of shares of common stock in the primary offering, newly designated Class T, Class D and Class I, and all five classes in the DRP Offering. Underwriting compensation for the new classes will be paid by investors through an adjustment to the purchase price of the shares or borne by us. Refer to our Current Report on Form 8-K dated April 2, 2021 as well as "Part II - Item 5. Other Information" of this report for further information regarding these new classes of shares.

As of March 31, 2021, we had sold 12,246,078 and 17,518 shares of Class A and Class TX (formerly Class T) common stock, respectively, in the Offering for aggregate gross offering proceeds of approximately $121,997,000, including 150,797 combined shares of Class A or Class T common stock in the DRP Offering for aggregate gross offering proceeds of $1,507,968.

Prior to the entry into the amended and restated advisory agreement on May 7, 2021, all organization and offering costs in connection with the Offering, with the exception of costs incurred in connection with restructuring the Offering following the CRII Merger, were the obligation of our advisor. We did not incur any liability for or reimburse our advisor for any of these organizational and offering costs as of March 31, 2021. As of March 31, 2021, our advisor had incurred approximately $14,131,000 in organizational and offering costs from the issuance of common stock. Following the execution of the amended and restated advisory agreement, organizational and offering costs for the Offering, with the exception of the deferred selling commission on the Class TX shares, will be paid by investors through an adjustment to the purchase price or borne by us.

Proceeds from the Offering have been and will be used to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets, including potential development projects, located throughout the United States. As of March 31, 2021, we had used the proceeds from the Offering, the Private Offering, and debt financing to invest approximately $210,398,000 in our multifamily apartment community investments.

Share Repurchase Program

Information regarding the shares available for repurchase under our share repurchase program and the price at which we repurchase shares is found in Note 11 to our condensed consolidated financial statements in Part I of this report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Articles Supplementary

On May 12, 2021, we filed with the State Department of Assessments and Taxation of the State of Maryland (“SDAT”) articles supplementary to our Articles of Amendment and Restatement that provided for: (i) reclassifying the existing 275,000,000 shares of Class D common stock as unclassified and unissued shares of common stock; and (ii) reclassifying and designating 275,000,000 shares of our authorized common stock as shares of Class D common stock (the “Class D Articles Supplementary”). The Class D Articles Supplementary were filed to amend the amount of Total Account-Level Underwriting Compensation (as defined in the Class D Articles Supplementary) which would trigger the conversion of the Class D common stock in a stockholder’s account into Class I common stock to 3.0%. All other terms of the Class D common stock are as previously disclosed and remain unchanged by the filing of the new Class D Articles Supplementary. The Class D Articles Supplementary were effective upon filing.

The description of the Class D Articles Supplementary in this report do not purport to be complete and are qualified in their entirety by reference to the full text of the Class D Articles Supplementary, which are filed as Exhibit 3.12 hereto, and are incorporated by reference herein.

Amended and Restated Share Repurchase Program

General

On May 11, 2021, we adopted an amended and restated share repurchase program, which will be in effect upon resumption of our share repurchase program. Pursuant to the amended and restated share repurchase program, stockholders may continue to request that we repurchase all or any portion of their shares on a monthly basis; however, we have adopted updated procedures to reflect the fact that we intend to announce a monthly net asset value (“NAV”) per share and adjusted the repurchase pricing for our shares of Class A and Class TX shares of common stock that have been held for five years. The full terms of our amended and restated share repurchase program are as follows.

Stockholders may request that we repurchase shares of our common stock through their financial professional or directly with our transfer agent. The procedures relating to the repurchase of shares of our common stock are as follows:

•Certain broker-dealers require that their clients process repurchases through their broker-dealer, which may impact the time necessary to process such repurchase request, impose more restrictive deadlines than described under our share repurchase program, impact the timing of a stockholder receiving repurchase proceeds and require different paperwork or process than described in our share repurchase program. Stockholders should contact their broker-dealer first if they want to request the repurchase of their shares.

•Under our share repurchase program, to the extent we choose to repurchase shares in any particular month we will only repurchase shares as of the opening of the last calendar day of that month (a “Repurchase Date”). To have shares repurchased, a stockholder’s repurchase request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share repurchases will generally be made within three business days of the Repurchase Date. Repurchase requests received and processed by our transfer agent will be effected at a repurchase price equal to the transaction price on the applicable Repurchase Date (which will generally be equal to the most recently disclosed monthly NAV per share), subject to any Early Repurchase Deduction (as defined below).

•A stockholder may withdraw his or her repurchase request by notifying the transfer agent directly or through the stockholder’s financial intermediary on our toll-free telephone number. The line is open on each business day between the hours of 9:00 a.m. and 6:00 p.m. (Eastern time). Repurchase requests must be cancelled before 4:00 p.m. (Eastern time) on the last business day of the applicable month.

•If a repurchase request is received after 4:00 p.m. (Eastern time) on the second to last business day of the applicable month, the repurchase request will be executed, if at all, on the next month’s Repurchase Date at the transaction price applicable to that month (subject to any Early Repurchase Deduction), unless such request is withdrawn prior to the repurchase. Repurchase requests received and processed by our transfer agent on a business day, but after the close of business on that day or on a day that is not a business day, will be deemed received on the next business day. All questions as to the form and validity (including time of receipt) of repurchase requests and notices of withdrawal will be determined by us, in our sole discretion, and such determination will be final and binding.

•Repurchase requests may be made by mail or by contacting a stockholder’s financial intermediary, both subject to certain conditions described in the share repurchase program. If making a repurchase request by contacting a stockholder’s financial intermediary, the financial intermediary may require the stockholder to provide certain documentation or information. If making a repurchase request by mail to the transfer agent, a stockholder must complete and sign a repurchase authorization form, which will be available on our website, www.cottonwoodcommunities.com. Written requests should be sent to the transfer agent as provided in our share repurchase program. Corporate investors and other non-individual entities must have an appropriate certification on file authorizing repurchases. A medallion signature guarantee will be required in connection with repurchase requests.

•For processed repurchases, stockholders may request that repurchase proceeds are to be paid by mailed check provided that the check is mailed to an address on file with the transfer agent for at least 30 days. Stockholders should check with their broker-dealer that such payment may be made via check or wire transfer, as further described below.

•Stockholders may also receive repurchase proceeds via wire transfer, provided that wiring instructions for their brokerage account or designated U.S. bank account are provided. For all repurchases paid via wire transfer, the funds will be wired to the account on file with the transfer agent or, upon instruction, to another financial institution provided that the stockholder has made the necessary funds transfer arrangements. The customer service representative can provide detailed instructions on establishing funding arrangements and designating a bank or brokerage account on file. Funds will be wired only to U.S. financial institutions (ACH network members).

•A medallion signature guarantee will be required in connection with repurchase requests. The medallion signature process protects stockholders by verifying the authenticity of a signature and limiting unauthorized fraudulent transactions. A medallion signature guarantee may be obtained from a domestic bank or trust company, broker-dealer, clearing agency, savings association or other financial institution which participates in a medallion program recognized by the Securities Transfer Association. The three recognized medallion programs are the Securities Transfer Agents Medallion Program, the Stock Exchanges Medallion Program and the New York Stock Exchange, Inc. Medallion Signature Program. Signature guarantees from financial institutions that are not participating in any of these medallion programs will not be accepted. A notary public cannot provide signature guarantees. We reserve the right to amend, waive or discontinue this policy at any time and establish other criteria for verifying the authenticity of any repurchase or transaction request.

•If a stockholder has made multiple purchases of shares of our common stock, any repurchase request will be processed on a first in/first out basis unless otherwise requested in the repurchase request.

Minimum Account Repurchases

In the event that any stockholder fails to maintain the minimum balance of $500 of shares of our common stock, we may repurchase all of the shares held by that stockholder at the repurchase price in effect on the date we determine that the stockholder has failed to meet the minimum balance, less any Early Repurchase Deduction. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. Minimum account repurchases are subject to the Early Repurchase Deduction.

Sources of Funds for Repurchases

We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds (including from sales of our common stock or operating partnership units to the special limited partner), and we have no limits on the amounts we may use to fund repurchases from such sources.

Repurchase Limitations

We may repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase program, or none at all, in our discretion at any time. In addition, the total amount of aggregate repurchases of Class T, Class D, Class I, Class A and Class TX shares will be limited to no more than 2% of our aggregate NAV per month and no more than 5% of our aggregate NAV per calendar quarter.

In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares submitted for repurchase during such month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase program, as applicable.

In the transitional quarter of 2021, which is the first quarter in which this amended and restated share repurchase program is in effect, we will allow repurchases in up to the maximum permitted as if the share repurchase program had been effective and open the entire quarter (taking into consideration repurchases under our prior share repurchase program in the quarter).

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on our company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of our company as a whole, we may choose to repurchase fewer shares in any particular month than have been requested to be repurchased, or none at all. Further, our board of directors may modify or suspend our share repurchase program if in its reasonable judgment it deems a suspension to be in the best interest of us and our stockholders. Material modifications, including any amendment to the 2% monthly or 5% quarterly limitations on repurchases, to and suspensions of the share repurchase program will be promptly disclosed to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or special or periodic report filed by us. Material modifications will also be disclosed on our website. In addition, we may determine to suspend the share repurchase program due to regulatory changes, changes in law or if we become aware of undisclosed material information that we believe should be publicly disclosed before shares are repurchased. Once the share repurchase program is suspended, our board of directors will be required to consider at least quarterly whether the continued suspension of this share repurchase program is in the best interest of us and our stockholders. Our board of directors must affirmatively authorize the recommencement of the program before stockholder requests will be considered again. Our board of directors cannot terminate our share repurchase program unless shares of our common stock were to list on a national securities exchange or where otherwise required by law.

Early Repurchase Deduction

There is no minimum holding period for the repurchase of the Class T, Class D and Class I shares and holders of such shares can request that we repurchase their shares at any time. Holders of Class A and Class TX shares must hold their shares at least one year before they are eligible to be repurchased. Repurchases will be made at the transaction price in effect on the Repurchase Date, with the following exceptions (collectively, the “Early Repurchase Deduction”): (i) Class T, Class D and Class I shares that have not been outstanding for at least one year will be repurchased at 95% of the transaction price, (ii) Class A and Class TX shares that have been outstanding for at least five years and less than six years will be repurchased at 95% of the transaction price, (iii) Class A and Class TX shares that have been outstanding for at least three years and less than five years will be repurchased at 90% of the transaction price and (iv) Class A and Class TX shares that have been outstanding for at least one year and less than three years will be repurchased at 85% of the transaction price. For purposes of the Early Repurchase Deduction, the holding period is measured as of the subscription closing date immediately following the prospective repurchase date provided that the subscription closing date for holders of Class A shares who acquired their shares pursuant to a merger transaction will be the date the holder acquired the corresponding share that was exchanged in the merger transaction. Additionally, the holding period for stockholders who received shares of our common stock in exchange for their operating partnership units is measured as of the date the exchange occurred and they received shares of our common stock. The Early Repurchase Deduction will also generally apply to minimum account repurchases. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan or issued pursuant to a stock dividend.

In connection with repurchases resulting from death or qualifying disability, we may, from time to time, waive the Early Repurchase Deduction with respect to the Class T, Class D and Class I shares that have been outstanding for less than a year and the Class A and Class TX shares that have been outstanding for at least two years, and reduce the Early Repurchase Deduction for Class A and Class TX shares that have been outstanding for less than two years such that the shares are repurchased at 95% of the transaction price. In addition, we may, from time to time, waive the Early Repurchase Deduction with respect to all classes of shares in the event that a stockholder’s shares are repurchased because the stockholder has failed to maintain the $500 minimum account balance.

As set forth above, we may waive or reduce the Early Repurchase Deduction in respect of the repurchase of shares resulting from the death of a stockholder who is a natural person, subject to the conditions and limitations described above, including shares held by the stockholder through a revocable grantor trust or an individual retirement plan or other retirement or profit-sharing plan, after receiving written notice from the estate of the stockholder, the recipient of the shares through bequest or inheritance, or, in the case of a revocable grantor trust, the trustee of such trust, who will have the sole ability to request repurchase on behalf of the trust. We must receive the written repurchase request within 12 months after the death of the stockholder in order for the requesting party to rely on any of the special treatment described above that may be afforded in the event of the death of a stockholder. Such a written request must be accompanied by a certified copy of the official death certificate of the stockholder. If spouses are joint registered holders of shares, the request to repurchase the shares may be made if either of the registered holders dies. If the stockholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right of repurchase upon death does not apply.

Furthermore, as set forth above, we may waive or reduce the Early Repurchase Deduction in respect of the repurchase of shares held by a stockholder who is a natural person who is deemed to have a qualifying disability (as such term is defined in Section 72(m)(7) of the Code), subject to the conditions and limitations described above, including shares held by such stockholder through a revocable grantor trust, or an individual retirement account or other retirement or profit-sharing plan, after receiving written notice from the stockholder, provided that the condition causing the qualifying disability was not pre-existing on the date that the stockholder became a stockholder. We must receive the written repurchase request within 12 months of the initial determination of the stockholder’s disability in order for the stockholder to rely on any of the waivers described above that may be granted in the event of the disability of a stockholder. If spouses are joint registered holders of shares, the request to repurchase the shares may be made if either of the registered holders acquires a qualifying disability. If the stockholder is not a natural person, such as certain trusts or a partnership, corporation or other similar entity, the right of repurchase upon disability does not apply.

Items of Note

Stockholders should note the following when a request to have shares repurchased is made:

•stockholders requesting that some but not all of their shares be repurchased should keep their balance above $500 to avoid minimum account repurchase, if applicable;

•stockholders will not receive interest on amounts represented by uncashed repurchase checks;

•under applicable anti-money laundering regulations and other federal regulations, repurchase requests may be suspended, restricted or canceled and the proceeds may be withheld; and

•all shares of our common stock requested to be repurchased must be beneficially owned by the stockholder of record making the request or his or her estate, heir or beneficiary, or the party requesting the repurchase must be authorized to do so by the stockholder of record of the shares or his or her estate, heir or beneficiary, and such shares of common stock must be fully transferable and not subject to any liens or encumbrances. In certain cases, we may ask the requesting party to provide evidence satisfactory to us that the shares requested for repurchase are not subject to any liens or encumbrances. If we determine that a lien exists against the shares, we will not be obligated to repurchase any shares subject to the lien.

IRS regulations require us to determine and disclose on Form 1099-B the adjusted cost basis for shares of our stock sold or repurchased. Although there are several available methods for determining the adjusted cost basis, unless a stockholder elect otherwise, which a stockholder may do by contacting our transfer agent at our toll-free telephone number, we will utilize the first-in-first-out method.

Frequent Trading and Other Policies

We may reject for any reason, or cancel as permitted or required by law, any purchase orders for shares of our common stock. For example, we may reject any purchase orders from market timers or investors that, in our opinion, may be disruptive to our operations. Frequent purchases and sales of our shares can harm stockholders in various ways, including reducing the returns to long-term stockholders by increasing our costs, disrupting portfolio management strategies and diluting the value of the shares of long-term stockholders.

In general, stockholders may request that we repurchase their shares of our common stock once every 30 days. However, we prohibit frequent trading. We define frequent trading as follows:

•any stockholder who requests that we repurchase its shares of our common stock within 30 calendar days of the purchase of such shares;

•transactions deemed harmful or excessive by us (including, but not limited to, patterns of purchases and repurchases), in our sole discretion; and

•transactions initiated by financial professionals, among multiple stockholder accounts, that in the aggregate are deemed harmful or excessive.

The following are excluded when determining whether transactions are excessive:

•purchases and requests for repurchase of our shares in the amount of $2,500 or less;

•purchases or repurchases initiated by us; and

•transactions subject to the trading policy of an intermediary that we deem materially similar to our policy.

At the dealer manager’s discretion, upon the first violation of the policy in a calendar year, purchase and repurchase privileges may be suspended for 90 days. Upon a second violation in a calendar year, purchase and repurchase privileges may be suspended for 180 days. On the next business day following the end of the 90- or 180-day suspension, any transaction restrictions placed on a stockholder may be removed.

Mail and Telephone Instructions

We and our transfer agent will not be responsible for the authenticity of mail or phone instructions or losses, if any, resulting from unauthorized stockholder transactions if they reasonably believe that such instructions were genuine. Our transfer agent has established reasonable procedures to confirm that instructions are genuine including requiring the stockholder to provide certain specific identifying information on file and sending written confirmation to stockholders of record no later than five days following execution of the instruction. Stockholders, or their designated custodian or fiduciary, should carefully review such correspondence to ensure that the instructions were properly acted upon. If any discrepancies are noted, the stockholder, or its agent, should contact his, her or its financial professional as well as our transfer agent in a timely manner, but in no event more than 60 days from receipt of such correspondence. Failure to notify such entities in a timely manner will relieve us, our transfer agent and the financial professional of any liability with respect to the discrepancy.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of January 26, 2021, by and among the Company, Cottonwood Communities O.P., LP, Cottonwood Communities GP Subsidiary, LLC, Cottonwood Residential O.P., LP and Cottonwood Residential II, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 1, 2021

2.2
Agreement and Plan of Merger, dated as of January 26, 2021, by and among the Company, Cottonwood Communities O.P, LP, Cottonwood Communities GP Subsidiary, LLC, Cottonwood Multifamily REIT I O.P., LP and Cottonwood Multifamily REIT I, Inc., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed February 1, 2021

2.3
Agreement and Plan of Merger, dated as of January 26, 2021, by and among the Company, Cottonwood Communities O.P., LP, Cottonwood Communities GP Subsidiary, LLC, Cottonwood Multifamily REIT II O.P., LP and Cottonwood Multifamily REIT II, Inc., incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed February 1, 2021

3.1
Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed December 22, 2016
3.3	Articles Supplementary for the Class A shares of common stock, incorporated by reference to Exhibit 3.1 on Form 8-K (No. 333-215272) filed August 19, 2019
3.4	Articles Supplementary for the Class T shares of common stock, incorporated by reference to Exhibit 3.2 on Form 8-K (No. 333-215272) filed August 19, 2019
3.5	Articles of Amendment, incorporated by reference to Exhibit 3.3 on Form 8-K (No. 333-215272) filed August 19, 2019
3.6	Article Supplementary – Preferred Stock, incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019
3.7	Articles Supplementary for the Series 2016 Preferred Stock, incorporated by reference to Exhibit 3.1 on Form 8-K (No. 000-56165) filed April 2, 2021
3.8	Articles Supplementary for the Series 2017 Preferred Stock, incorporated by reference to Exhibit 3.2 on Form 8-K (No. 000-56165) filed April 2, 2021
3.9	Articles Supplementary for the Series 2019 Preferred Stock, incorporated by reference to Exhibit 3.3 on Form 8-K (No. 000-56165) filed April 2, 2021
3.10	Articles of Amendment for the Class TX shares of common stock, incorporated by reference to Exhibit 3.4 on Form 8-K (No. 000-56165) filed April 2, 2021
3.11	Articles Supplementary for the Class D, Class I and Class T shares of common stock, incorporated by reference to Exhibit 3.5 on Form 8-K (No. 000-56165) filed April 2, 2021
3.12
Articles Supplementary for the Class D shares of common stock, incorporated by referenced to Exhibit 3.12 to the Company’s Registration Statement on Form S-4/A (file no. 333-255171) filing dated May 13, 2021

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018

4.2
Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Appendix B to the prospectus included in the Company’s Post-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed April 20, 2020

10.1
Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4/A (file no. 333-255171) filing dated May 12, 2021

10.2
Voting Agreement, by and among the Company, Daniel Schaeffer, Chad Christensen, Gregg Christensen, Eric Marlin, Cottonwood Residential Holdings, LLC and High Traverse Holdings, LLC, dated January 26, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 1, 2021

10.3
Second Amended and Restated Three-Party Agreement by and among the Company, Cottonwood Communities O.P., LP and CC Advisors III, LLC, dated January 26, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 1, 2021

10.4
Master Credit Facility Agreement by and among CW Apartments, LLC, CW Alpha Mills Apartments, LLC, CW Westside Apartments, LLC and Berkadia Commercial Mortgage, LLC dated August 3, 2016, incorporated by reference to Exhibit 1U-6 to Cottonwood Multifamily REIT I, Inc.’s Current Report on Form 1-U (No. 24R-00023) filed August 9, 2016

10.5
Tax Protection Agreement between Cottonwood Residential O.P., LP and High Traverse Holdings, LLC dated January 26, 2021, incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A (file no. 333-255171) filing dated May 12, 2021

10.6
Reimbursement and Cost Sharing Agreement between Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC dated May 7, 2021, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4/A (file no. 333-255171) filing dated May 12, 2021

10.7
Trademark License Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2021, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4/A (file no. 333-255171) filing dated May 12, 2021

10.8
Fifth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated May 7, 2021, incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-4/A (file no. 333-255171) filing dated May 12, 2021

10.9
Form of Performance-Based CROP LTIP Unit Award Agreement, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4/A (file no. 333-255171) filing dated May 12, 2021

10.10	Form of Time-Based CROP LTIP Unit Award Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A filing (file no. 333-255171) dated May 12, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Amended and Restated Share Repurchase Program, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filing dated May 12, 2021
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

By:	/s/ Daniel Shaeffer
Daniel Shaeffer, Chief Executive Officer

By:	/s/ Adam Larson
Adam Larson, Chief Financial Officer

Dated: May 17, 2021