Form 10-Q
period 2021-06-30
Cottonwood Communities, Inc.
filed 2021-08-16
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 13, 2021, there were 23,569,544 and 17,518 shares of the registrant’s Class A and Class TX (previously Class T) common stock outstanding, respectively, and no shares of Class T, Class D and Class I outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Real estate assets, net	$1,464,431	$161,092
Investments in unconsolidated real estate entities	159,590	30,000
Investments in real-estate related loans	5,189	8,255
Cash and cash equivalents	37,507	4,362
Restricted cash	19,776	271
Other assets	44,080	825
Total assets	$1,730,573	$204,805
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$680,798	$70,320
Construction loans, net	80,814	—
Preferred stock, net	201,378	29,825
Unsecured promissory notes, net	48,643	—
Performance participation allocation due to affiliate	6,455	—
Accounts payable, accrued expenses and other liabilities	51,496	2,577
Total liabilities	1,069,584	102,722
Commitments and contingencies (Note 12)
Equity and noncontrolling interests
Stockholders' equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 12,662,358 shares issued and outstanding at June 30, 2021; 12,232,289 shares issued and outstanding at December 31, 2020	126	122
Additional paid-in capital	126,176	121,677
Accumulated distributions	(10,825)	(7,768)
Accumulated deficit	(20,962)	(11,948)
Total stockholders' equity	94,515	102,083
Noncontrolling interests
Limited partners	348,604	—
Partially owned entities	217,870	—
Total noncontrolling interests	566,474	—
Total equity and noncontrolling interests	660,989	102,083
Total liabilities, equity and noncontrolling interests	$1,730,573	$204,805

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental and other property revenues	$16,843	$3,011	$20,015	$4,551
Property management revenues	2,121	—	2,121	—
Other revenues	277	118	523	189
Total revenues	19,241	3,129	22,659	4,740
Operating expenses
Property operations expense	6,804	1,268	8,152	1,924
Property management expense	2,552	—	2,552	—
Reimbursable operating expenses	74	233	331	469
Asset management fee	1,442	681	2,328	1,130
Performance participation allocation	6,455	—	6,455	—
Depreciation and amortization	14,482	2,490	15,820	3,334
General and administrative expenses	2,190	550	4,438	780
Total operating expenses	33,999	5,222	40,076	7,637
Loss from operations	(14,758)	(2,093)	(17,417)	(2,897)
Equity in earnings (losses) of unconsolidated real estate entities	(652)	325	299	565
Interest income	136	5	137	190
Interest expense	(5,824)	(897)	(7,154)	(1,435)
Other (expense) income	(302)	12	(275)	140
Net loss	(21,400)	(2,648)	(24,410)	(3,437)
Net loss attributable to noncontrolling interests:
Limited partners	12,783	—	12,783	—
Partially owned entities	2,613	—	2,613	—
Net loss attributable to common stockholders	$(6,004)	$(2,648)	$(9,014)	$(3,437)

Weighted-average common shares outstanding	12,492,221	10,520,556	12,362,973	10,001,922
Net loss per common share - basic and diluted	$(0.48)	$(0.25)	$(0.73)	$(0.34)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands, except share data)

	Cottonwood Communities, Inc. Stockholders' Equity						Noncontrolling interests
	Common Stock		Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Shares	Amount
Balance at January 1, 2021	12,232,289	$122	$121,677	$(7,768)	$(11,948)	$102,083	$—	$—	$102,083
Share-based compensation	—	—	45	—	—	45	—	—	45
Distributions to investors	—	—	—	(1,511)	—	(1,511)	—	—	(1,511)
Net loss	—	—	—	—	(3,010)	(3,010)	—	—	(3,010)
Balance at March 31, 2021	12,232,289	122	121,722	(9,279)	(14,958)	97,607	—	—	97,607
CRII Merger	430,070	4	4,654	—	—	4,658	363,278	221,656	589,592
Development contributions from noncontrolling interests	—	—	—	—	—	—	—	83	83
Share-based compensation	—	—	—	—	—	—	421	—	421
Other	—	—	(200)	—	—	(200)	—	—	(200)
Distributions to investors	—	—	—	(1,546)	—	(1,546)	(2,312)	(1,256)	(5,114)
Net loss	—	—	—	—	(6,004)	(6,004)	(12,783)	(2,613)	(21,400)
Balance at June 30, 2021	12,662,359	$126	$126,176	$(10,825)	$(20,962)	$94,515	$348,604	$217,870	$660,989

	Cottonwood Communities, Inc. Stockholders' Equity						Noncontrolling interests
	Common Stock		Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Shares	Amount
Balance at January 1, 2020	8,851,759	$89	$87,974	$(2,370)	$(3,396)	$82,297	$—	$—	$82,297
Issuance of common stock	1,304,712	13	12,964	—	—	12,977	—	—	12,977
Distributions to investors	—	—	—	(1,183)	—	(1,183)	—	—	(1,183)
Net loss	—	—	—	—	(790)	(790)	—	—	(790)
Balance at March 31, 2020	10,156,471	102	100,938	(3,553)	(4,186)	93,301	—	—	93,301
Issuance of common stock	709,841	7	7,042	—	—	7,049	—	—	7,049
Share-based compensation	—	—	27	—	—	27	—	—	27
Distributions to investors	—	—	—	(1,310)	—	(1,310)	—	—	(1,310)
Net loss	—	—	—	—	(2,648)	(2,648)	—	—	(2,648)
Balance at June 30, 2020	10,866,312	$109	$108,007	$(4,863)	$(6,834)	$96,419	$—	$—	$96,419

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(24,410)	$(3,437)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,820	3,334
Share-based compensation	466	27
Other operating	697	257
Equity in earnings of unconsolidated real estate entities	(299)	(565)
Distributions from unconsolidated real estate entities - return on capital	800	—
Changes in operating assets and liabilities:
Other assets	(1,225)	(344)
Performance participation allocation	6,455	—
Accounts payable, accrued expenses and other liabilities	7,503	1,268
Net cash provided by operating activities	5,807	540
Cash flows from investing activities:
Cash, cash equivalents and restricted cash acquired in connection with the CRII Merger	51,943	—
Acquisition of real estate	—	(53,905)
Capital expenditures and development activities	(22,322)	(57)
Investments in unconsolidated real estate entities	(11,262)	(5,211)
Contributions to investments in real-estate related loans	(6,319)	(3,286)
Proceeds from settlement of investments in real-estate related loans	9,332	—
Other investing activities	178	—
Net cash provided by (used in) investing activities	21,550	(62,459)
Cash flows from financing activities:
Principal payments on mortgage notes	(78)	—
Proceeds from revolving credit facility	3,500	12,000
Repayments on revolving credit facility	(15,000)	(4,500)
Proceeds from construction loans	16,700	—
Proceeds from issuance of Series 2019 Preferred Stock, net of issuance costs	27,264	11,483
Repurchases of preferred stock	(623)	—
Proceeds from issuance of common stock	—	19,858
Distributions to common stockholders	(3,049)	(1,906)
Distributions to noncontrolling interests - limited partners	(2,156)	—
Distributions to noncontrolling interests - partially owned entities	(1,265)	—
Net cash provided by financing activities	25,293	36,935
Net increase (decrease) in cash and cash equivalents and restricted cash	52,650	(24,984)
Cash and cash equivalents and restricted cash, beginning of period	4,633	47,742
Cash and cash equivalents and restricted cash, end of period	$57,283	$22,758

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$37,507	$22,486
Restricted cash	19,776	272
Total cash and cash equivalents and restricted cash	$57,283	$22,758

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)
	Six Months Ended June 30,
Supplemental disclosure of non-cash investing and financing activities:	2021	2020
Fair value of assets acquired and liabilities assumed with the CRII Merger:
Real estate assets	$1,296,241	$—
Investments in unconsolidated real estate entities	$118,829	$—
Intangibles	$32,122	$—
Debt	$734,852	$—
Preferred stock	$143,979	$—
Other assets acquired	$62,166	$—
Other liabilities assumed	$40,934	$—
Fair value of equity issued to CRII Shareholders in the CRII Merger	$4,658	$—
Fair value of noncontrolling interests from the CRII Merger	$584,934	$—
Credit facility entered into in conjunction with acquisition of real estate	$—	$49,616

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Organization and Business
Cottonwood Communities, Inc. ("CCI") is a Maryland corporation formed to invest in multifamily apartment communities and real estate-related assets located throughout the United States. The Company elected to be taxed as a real estate investment trust or REIT beginning with the taxable year ending December 31, 2019. The Operating Partnership, together with its subsidiaries, holds the Company's real estate interests and conducts the ongoing operations of the Company. Our Operating Partnership was Cottonwood Communities O.P., LP ("CCOP") prior to the CRII Merger and is Cottonwood Residential O.P., LP ("CROP") after the CRII Merger. The CRII Merger is defined and described in more detail below. CCI is the sole member of the general partner of the Operating Partnership, and owns general partners interests in our Operating Partnership alongside third party limited partners. As used herein, the term “Company”, “we”, “our” or “us” includes CRII, our Operating Partnership and its subsidiaries, unless the context indicates otherwise.

CC Advisors III, LLC ("CCA III") manages our business as our external advisor and, as of the CRII Merger described below, is the Special Limited Partner owning a special partner interest in CROP. Following the CRII Merger, we became the property manager for our stabilized multifamily apartment communities.

We have registered $750.0 million in shares of common stock in an initial public offering (the "Offering"), consisting of $675.0 million in shares of common stock offered in our primary offering and $75.0 million in shares of common stock through our distribution reinvestment plan (the "DRP Offering”). The Offering commenced in August 2018 and was suspended in December 2020 while CCI pursued the mergers described below. Prior to the suspension, two classes of common stock were available to purchase in the Offering, Class A and Class TX (previously designated Class T). These share classes had different underwriting compensation expenses that were paid on our behalf by our Advisor. We have filed a post-effective amendment to the Registration Statement for the Offering to register and offer three new classes of shares of common stock in the primary offering, Class T, Class D and Class I, and all five classes in the DRP Offering. Underwriting compensation expenses for the Offering of the new classes will effectively be paid by purchasers of the new classes or borne by us.

On August 12, 2021, we filed a registration statement to register $1.0 billion in shares of common stock in a follow-on offering, consisting of $900.0 million in shares of common stock offered in a primary offering and $100.0 million in shares of common stock through the DRP Offering.

On November 8, 2019, we launched a private placement offering exempt from registration under the Securities Act (the "Private Offering") pursuant to which we are offering a maximum of $100.0 million in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share. Offering-related expenses in the Private Offering are paid from offering proceeds.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of June 30, 2021, we owned interests in 29 multifamily apartment communities with a total of 8,373 units, which includes 1,079 units in four multifamily apartment communities under construction. In addition, we had preferred equity investments in three multifamily apartment developments totaling 1,073 units, a mezzanine loan in one multifamily apartment development, two parcels of land held for development as well as various smaller real estate investments. We also manage 20 properties for third parties, bringing the total number of multifamily apartment communities which we own interests in, invest, or manage to 55, representing 15,365 units in 13 states.

Merger with Cottonwood Residential II, Inc. and Cottonwood Residential O.P., LP

On May 7, 2021, we completed our merger with Cottonwood Residential II, Inc. ("CRII") (the "CRII Company Merger"), and the merger of CCOP with and into CROP (the “CROP Merger,” and together with the CRII Company Merger, the "CRII Merger") through a stock-for-stock and unit-for-unit transaction provided for pursuant to the Agreement and Plan of Merger dated January 26, 2021 by and among us, CCOP, Cottonwood Communities GP Subsidiary, LLC ("Merger Sub"), CRII and CROP.

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

At the effective time of the CROP Merger, each participating partnership unit of CROP (i.e., all CROP partnership units other than preferred units) issued and outstanding immediately prior to the CROP Merger split into 2.015 participating partnership units of CROP (the “CROP Unit Split”), whereupon (i) each issued and outstanding Series 2019 preferred unit of CCOP ("CCOP Series 2019 Preferred Stock") converted into one Series 2019 preferred unit of CROP, the terms of which mirrored the CCOP Series 2019 Preferred Stock, (ii) each issued and outstanding LTIP Unit of CCOP (the “CCOP LTIP Units”) was converted into the right to receive one LTIP Unit of CROP, the terms and conditions of which mirrored the CCOP LTIP Units, (iii) each issued and outstanding Special LTIP Unit of CCOP (the “CCOP Special LTIP Units”) converted into the right to receive one Special LTIP Unit of CROP, the terms and conditions of which mirrored the CCOP Special LTIP Units, and (iv) except as set forth above, each issued and outstanding general partner unit of CCOP and CCOP Common Unit converted into the right to receive one common limited partner unit of CROP (“CROP Common Unit”). After giving effect to the CROP Unit Split, each CROP Common Unit, general partner unit and LTIP unit issued and outstanding immediately prior to the effective time of the CROP Merger remained outstanding, and each CROP preferred unit issued and outstanding immediately prior to the effective time of the CROP Merger remained outstanding and continues to be held by the general partner, Merger Sub.

Upon consummation of the CRII Merger, the separate existence of CRII and CCOP ceased. The CRII Merger was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.

As a result of the CRII Merger, we acquired CRII’s property management business and its employees as well as the personnel who historically performed certain administrative and other services for us on behalf of CCA III, including legal, accounting, property development oversight and certain services relating to construction management, shareholder relations, human resources, renter insurance and information technology. As a result, we manage approximately 13,000 units in stabilized assets, including approximately 7,300 for Cottonwood affiliates (including us), and a 341 unit development project in the lease up stage. We also directly employ the individuals that perform the foregoing administrative services. CCA III continues to manage our operations as our external advisor pursuant to an amended and restated advisory agreement.

Much of the historical information regarding our structure and agreements presented throughout these condensed consolidated financial statements changed materially as a result of the CRII Merger on May 7, 2021.

Change in Sponsor

Immediately prior to the consummation of the CRII Merger, CRII and its affiliates completed certain transactions to restructure the ownership of CCA III such that our sponsor changed from CRII to Cottonwood Communities Advisors, LLC, the sole owner of CCA III.

CMRI Merger and CMRII Merger

In addition to the CRII Merger that closed on May 7, 2021, on January 26, 2021, we entered into separate merger agreements to acquire each of Cottonwood Multifamily REIT I, Inc. ("CMRI") ("CMRI Merger") and Cottonwood Multifamily REIT II, Inc. ("CMRII") ("CMRII Merger") in stock-for-stock transactions. Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. The CMRI Merger and CMRII Merger both closed on July 15, 2021. Each asset held by CMRI and CMRII were owned through joint ventures with CROP. As a result of the consummation of the CMRI Merger and the CMRII Merger, our ownership interest in the properties held through joint ventures with CROP increased to 100% on July 15, 2021.

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

Some of our partially owned and unconsolidated properties are owned through a tenant in common (“TIC interest”) structure. TIC interests constitute separate and undivided interests in real property. TIC interests in properties for which we exercise significant influence are accounted for using the equity method of accounting until we have acquired a 100% interest in the property.

Certain amounts in the prior year condensed consolidated financial statements and notes to the condensed consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net loss or accumulated deficit or change net cash provided by or used in operating, investing or financing activities.

Business Combinations

We account for business combinations by recognizing assets acquired and liabilities assumed at their fair values as of the acquisition date and expensing transaction costs. Differences between the transaction price and the fair value of identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, are accounted for as goodwill, or conversely, as a gain on bargain purchase. Transaction costs are included within general and administrative expenses on our condensed consolidated statements of operations as incurred.

Organization and Offering Costs

All organization and offering costs in connection with the distribution of Class A and Class TX shares in the primary portion of the Offering were the obligation of our advisor. We did not incur any liability for or reimburse our advisor for any of these organizational and offering costs, which totaled $14.1 million. Organization and offering costs in connection with the distribution of our Class T, Class D and Class I shares will be paid by purchasers of the shares or borne by us.

Other Assets

Other assets consist primarily of intangible assets acquired in connection with the CRII Merger, as well as receivables, deferred tax assets, prepaid expenses, equipment, related party notes, related party receivables and other assets.

Unsecured Promissory Notes

The 2017 and 2019 6% Notes and 2017 6.25% Notes are unsecured notes issued to investors outside of the United States. These unsecured promissory notes are described in Note 6. These instruments are similar in nature, have fixed interest rates and maturity dates, and are denominated in U.S. dollars.
Noncontrolling Interests

The portion of ownership interests in consolidated entities not held by CCI are reported as noncontrolling interests. Equity and net income (loss) attributable to CCI and to noncontrolling interests are presented separately on the consolidated financial statements. Changes in noncontrolling ownership interests are accounted for as equity transactions.
Noncontrolling interest – limited partners – These noncontrolling interests represent ownership interest in CROP ("OP Units") not held by CCI, the general partner. Net income or loss is allocated to these limited partners of CROP based on their ownership percentage. Issuance of additional Common Stock or OP Units to limited partners changes the ownership interests of both CCI and the limited partners of CROP.
Consistent with the one-for-one relationship between the OP Units issued to CCI, limited partners are attributed a share of net income or loss in CROP based on their weighted-average ownership interest in CROP during the period.

Noncontrolling interest – partially owned entities – These noncontrolling interests represent ownership interests that are not held by us in consolidated entities. Net income (loss) is allocated to noncontrolling interests in partially owned entities based on ownership percentage in those entities.
Refer to Note 11 for more information on our noncontrolling interests.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets (in thousands):

	June 30, 2021	December 31, 2020
Land	$166,059	$23,894
Buildings and improvements	1,088,117	139,110
Furniture, fixtures and equipment	1,581	3,983
Intangible assets	37,027	3,809
Construction in progress (1)	196,733	—
	1,489,517	170,796
Less: Accumulated depreciation and amortization	(25,086)	(9,704)
Real estate assets, net	$1,464,431	$161,092

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.

CRII Merger

On May 7, 2021, we completed the CRII Merger, which was accounted for as a business combination in accordance with ASC 805, Business Combinations ("ASC 805"). Based on an evaluation of the relevant factors and the guidance in ASC 805, Cottonwood Communities Inc. was determined to be both the legal and accounting acquirer. In order to make this consideration, various factors have been analyzed including which entity issued its equity interests, relative voting rights, existence of noncontrolling interests, control of the board of directors, management composition, relative size, transaction initiation, operational structure, relative composition of employees, and other factors. The most significant factor identified was the relative voting rights, as CCI shareholders hold the majority of the controlling financial (voting) interests. CCI also initiated the transaction and was the entity issuing common equity interests in the merger.

The consideration given in exchange for CRII (in thousands, except share and unit data) is as follows:

CRII Common stock issued and outstanding	213,434
Exchange ratio	2.015
CCI common stock issued as consideration	430,070
CCI's estimated value per share as of May 7, 2021	$10.83
Value of CCI common stock issued as consideration	$4,658

The allocation of the purchase price below requires significant judgment and represents management's best estimate of the fair value as of the acquisition date. Under ASC 805 we are allowed a measurement period to complete the accounting for the CRII Merger and to make adjustments if necessary. The following table shows the preliminary purchase price allocation of CRII's identifiable asset and liabilities assumed as of May 7, 2021 (in thousands):

Assets
Real estate assets (1)	$1,296,241
Investments in unconsolidated real estate entities	118,829
Cash and cash equivalents	31,799
Restricted cash	20,144
Other assets (2)	42,345
Total assets acquired	$1,509,358

Liabilities
Mortgage notes, net	$622,095
Construction loans	64,114
Preferred stock	143,979
Unsecured promissory notes	48,643
Accounts payable, accrued expenses and other liabilities	40,934
Total liabilities assumed	919,765
Consolidated net assets acquired	589,593
Noncontrolling interests (3)	(584,934)
Net assets acquired	$4,658

(1) Real estate assets acquired in connection with the CRII Merger include $33.2 million of intangible lease assets, which have a weighted-average amortization period of 0.5 years.
(2) Other assets includes $32.1 million of intangible assets from the CRII Merger. Of this amount, $8.0 million relates to a promote asset which was removed upon the closing of the CMRI and CMR II Mergers on July 15, 2021. The remaining $24.1 million of intangible assets have a weighted-average amortization period of 8.8 years, and include $22.2 million related to the acquisition of CRII's property management and ancillary businesses (with a weighted-average amortization period of 9.2 years) and $1.9 million related to acquired disposition fees on certain properties and promotes on development assets (with a weighted-average amortization period of 3.8 years).

(3) The fair value of noncontrolling interests is based on the fair value of assets and liabilities held by the noncontrolling interests at their ownership share. These values were determined using methods similar to those used by independent appraisers, and include using replacement cost estimates less depreciation, discounted cash flows, market comparisons, and direct capitalization of net operating income.

As a result of the CRII Merger we consolidated 17 multifamily apartment communities and four development properties as well as added six multifamily apartment communities accounted for under the equity method of accounting.

The revenue and net loss generated from the assets acquired and liabilities assumed with the CRII Merger since the May 7, 2021 acquisition date to June 30, 2021 are as follows (in thousands):

Revenue	$16,252
Net loss	$(9,372)

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the CRII Merger occurred in 2020 and had been included in operations as of January 1, 2020. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pro forma revenue:
Historic results	$19,241	$3,129	$22,659	$4,740
CRII Merger (excluding those in historic results)	11,510	21,377	36,657	43,545
Total	$30,751	$24,506	$59,316	$48,285

Pro forma net loss:
Historic results	$(21,400)	$(2,648)	$(24,410)	$(3,437)
CRII Merger (excluding those in historic results)	(5,341)	(22,412)	(13,300)	(49,641)
Total	$(26,741)	$(25,060)	$(37,710)	$(53,078)

The pro forma information is not necessarily indicative of the results which actually would have occurred if the business combination had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods. Pro forma net losses for the three and six months ended June 30, 2020 include the amortization of $33.2 million of intangible lease assets, which have a weighted-average amortization period of 0.5 years.
Asset acquisition

During the six months ended June 30, 2021, there were no asset acquisitions of consolidated real estate assets in 2021.

On March 19, 2020, we acquired Cottonwood One Upland, a multifamily apartment community in the Greater Boston area for $103.6 million, excluding closing costs. We funded the purchase with an initial draw of $50.0 million from our $67.6 million credit facility with JP Morgan and proceeds from our offerings. Acquired assets and liabilities were recorded at relative fair value as an asset acquisition. The following table summarizes the purchase price allocation of Cottonwood One Upland during the six months ended June 30, 2020 (in thousands):

	Allocated Amounts
Property	Building	Land	Land Improvements	Personal Property	Intangible	Total
Cottonwood One Upland	$82,146	$14,515	$3,009	$1,967	$2,305	$103,942

The weighted-average amortization period for the intangible lease assets acquired in connection with the Cottonwood One Upland acquisition was 0.5 years.

4. Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments in development projects.

Stabilized Properties

Our investments in stabilized properties and related activity is as follows (in thousands):

Property	Location	% Owned	May 7, 2021 Purchase Date Value	Investment	Equity in Earnings (Losses)	Distributions	Balance at June 30, 2021
Stabilized Assets
3800 Main	Houston, TX	50.0%	$11,239	$—	$(395)	$—	$10,844
Cottonwood Bayview	St. Petersburg, FL	71.0%	34,401	—	(528)	(140)	33,733
Cottonwood Ridgeview	Plano, TX	90.5%	36,260	—	(530)	—	35,730
Fox Point	Salt Lake City, UT	52.8%	18,668	—	(316)	(374)	17,978
Toscana at Valley Ridge	Lewisville, TX	58.6%	11,017	—	(181)	(64)	10,772
Melrose Phase II	Nashville, TN	24.9%	4,823	498	(64)	(222)	5,035
Other			2,421	—	(26)	—	2,395
Total			$118,829	$498	$(2,040)	$(800)	$116,487

Preferred Equity Investments

Our preferred equity investments consist of the following ($ in thousands):

Development	Location	Units	Commitment Date	Preferred Return		Total Commitment	Amount Funded to Date
Lector85	Ybor City, FL	254	08/15/2019	13%	(1)	$9,900	$9,900
Vernon Boulevard	Queens, NY	534	07/23/2020	13%	(2)	15,000	15,000
Riverfront	West Sacramento, CA	285	11/30/2020	16%		15,092	13,444
Total						$39,992	$38,344

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

The preferred equity investments have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value ("HLBV") method. Activity for the six months ended June 30, 2021 is as follows (in thousands):

Development	Balance at December 31, 2020	Contributions	Equity in Earnings	Balance at June 30, 2021
Lector85	$11,396	—	$805	$12,201
Vernon Boulevard	15,886	—	1,052	16,938
Riverfront	2,718	10,764	482	13,964
Total	$30,000	$10,764	$2,339	$43,103

Activity during the six months ended June 30, 2020 is as follows (in thousands):

Development	Balance at December 31, 2019	Contributions	Equity in Earnings	Balance at June 30, 2020
Lector85	$4,962	$5,211	$565	$10,738

5.    Investments in Real-Estate Related Loans
Dolce B Note
During the three and six months ended June 30, 2021, we issued approximately $310,000 and $1.1 million, respectively, of our $10.0 million B Note with the developer of Dolce Twin Creeks, Phase II, a 366-unit multifamily project in Allen Texas, bringing the total amount funded to approximately $9.3 million.

Net interest income from the Dolce B Note was approximately $80,000 and $326,000 for the three and six months ended June 30, 2021, respectively. Net interest income from the Dolce B Note was approximately $117,000 and $189,000 for the three and six months ended June 30, 2020, respectively. No allowance was recorded on the Dolce B Note during the periods ended June 30, 2021 or 2020.

On May 7, 2021, the borrower of the Dolce B Note prepaid in full the outstanding principal balance plus accrued interest as a result of refinancing the project upon completion.

Integra Peaks Mezzanine Loan

On June 30, 2021, we entered into a co-lender agreement to participate in a $19.5 million mezzanine loan originated for the purpose of developing a 300-unit multifamily apartment community located in Reno, Nevada. The project will consist of five 4-story elevator serviced garden-style apartments situated on a 12.1 acre site. The borrower, an unaffiliated third party, will use the mezzanine loan proceeds, along with $14.1 million in common equity and $42.5 million in construction loan proceeds to complete the project.

Pursuant to the terms of the co-lender agreement, we've committed to fund a total of $13.0 million of the mezzanine loan, with the remaining $6.5 million funded by our co-lender (an unaffiliated third party). Generally, we and our co-lender participate on parity with respect to draw requests, interest and priority in repayment at maturity. The mezzanine loan bears interest at a rate of 12.0% per annum, compounded monthly, and, subject to certain limitations and fees, may be prepaid in whole or in part.

As of June 30, 2021, the borrower had funded its entire common equity commitment and we had funded approximately $5.2 million of our commitment under the co-lender agreement. The undrawn mezzanine loan proceeds are expected to be fully drawn by the end of 2021, at which point the borrower will commence draws on the construction loan. The mezzanine loan has an original maturity date of March 30, 2024 with two one-year extension options.

6.    Debt
Mortgage Notes and Revolving Credit Facility
The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of June 30, 2021 and December 31, 2020 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	June 30, 2021	December 31, 2020
Fixed rate loans
Fixed rate mortgages	4.03%	4.2 Years	$213,517	$35,995
Total fixed rate loans			213,517	35,995
Variable rate loans (2)
Floating rate mortgages (3)	2.81%	7.0 Years	440,813	—
Variable rate revolving credit facility (4)	1.63%	3.7 Years	24,000	35,500
Total variable rate loans			464,813	35,500
Total secured loans			678,330	71,495
Unamortized debt issuance costs			(1,215)	(1,175)
Premium on assumed debt, net			3,683	—
Mortgage notes and revolving credit facility, net			$680,798	$70,320

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed.
(2) The interest rate of our variable rate loans is primarily based on one-month LIBOR, which was 0.10% on June 30, 2021.
(3) Our floating rate mortgages are accompanied by interest rate cap hedging instruments as required by the lenders.
(4) We may obtain advances secured against Cottonwood One Upland up to $67.6 million on our variable rate revolving credit facility, as well as finance other future acquisitions up to $125.0 million in total revolving debt capacity, as long as certain loan-to-value ratios and other requirements are maintained.

The aggregate maturities, including amortizing principal payments on mortgage notes for years subsequent to June 30, 2021 are as follows (in thousands):

Year	Total
2021	$697
2022	2,349
2023	107,456
2024	140,373
2025	4,140
Thereafter	423,315
$678,330

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of June 30, 2021.
Construction Loans

Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at June 30, 2021
Sugarmont	Daily Libor + 3.0%	September 30, 2022	$63,250	$49,344
Park Ave	Daily Libor + 1.75%	November 30, 2023	37,000	20,420
Cottonwood on Broadway	Daily Libor + 1.9%	May 15, 2024	44,625	11,050
Cottonwood on Highland	Daily Libor + 2.75% (1)	December 1, 2024	37,000	—
			$181,875	$80,814

(1) The Daily Libor rate for the Cottonwood on Highland construction loan is subject to a minimum floating index embedded floor rate of 0.5%, resulting in a minimum interest rate of 3.25%.

Unsecured Promissory Notes, Net
CROP issued notes to foreign investors outside of the United States. These notes are unsecured and subordinate to all of CROP's debt. Each note has two one-year extension options during which the interest rate will increase 0.25% each additional period.
    Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date	June 30, 2021
2017 6.25% Notes	$5,000	6.25%	December 31, 2021	$5,000
2017 6% Notes	35,000	6.00%	December 31, 2022	20,918
2019 6% Notes	25,000	6.00%	December 31, 2023	22,725
	$65,000			$48,643

7.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of June 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real-estate related loans	$9,026	$9,026	$8,206	$8,206

Financial Liability:
Fixed rate mortgages	$213,517	$217,001	$35,995	$38,658
Floating rate mortgages	$440,813	$442,805	$—	$—
Variable rate revolving credit facility	$24,000	$24,000	$35,500	$35,500
Construction loans	$80,814	$80,814	$—	$—
Series 2016 Preferred Stock	$140,833	$140,833	$—	$—
Series 2017 Preferred Stock	$2,586	$2,586	$—	$—
Series 2019 Preferred Stock	$63,757	$63,757	$32,933	$32,933
Unsecured promissory notes, net	$48,643	$48,643	$—	$—

Our investments in real-estate related loans, fixed and floating rate mortgages, variable rate revolving credit facility, construction loans, preferred stock and unsecured promissory notes are categorized as Level 3 in the fair value hierarchy.

8. Preferred Stock

We have three classes of preferred stock outstanding, Series 2016, Series 2017 and Series 2019, each of which were offered at a price of $10.00 per share. Our Series 2016 Preferred Stock and the Series 2017 Preferred Stock were issued in connection with the CRII Merger in exchange for the corresponding series of preferred stock held at CRII. The Series 2019 Preferred Stock is currently being offered for sale in the Private Offering.

Each class of preferred stock receives a fixed preferred dividend based on a cumulative, but not compounded, annual return. Each class has a fixed redemption date with extension options at our discretion, subject to an increase in the preferred dividend rate, and is classified as a liability on the condensed consolidated balance sheet. Dividends to preferred stockholders are classified as interest expense on the condensed consolidated statement of operations. We can also redeem our preferred stock early for cash plus all accrued and unpaid dividends.

Information on our preferred stock is as follows:

					Shares Outstanding at
	Dividend Rate	Extension Dividend Rate	Redemption Date	Maximum Extension Date	June 30, 2021	December 31, 2020
Series 2016 Preferred Stock	6.5%	7.0%	January 31, 2022	January 31, 2023	14,083,310	—
Series 2017 Preferred Stock	7.5%	8.0%	January 31, 2022	January 31, 2024	258,550	—
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2023	December 31, 2025	6,375,713	3,308,326

During the six months ended June 30, 2021 and 2020 we raised approximately $30.6 million and $12.8 million of Series 2019 Preferred Stock. During the six months ended June 30, 2021 and 2020, we incurred approximately $1.2 million and $214,000 in dividends on our Series 2019 Preferred Stock, respectively. During the period from the CRII Merger closing on May 7, 2021 to June 30, 2021, we incurred approximately $1.5 million and $29,000 in dividends on our Series 2016 Preferred Stock and Series 2017 Preferred Stock, respectively. During the six months ended June 30, 2021, we repurchased 10,000 shares of Series 2019 Preferred Stock for $90,000 and during the period from the CRII Merger closing on May 7, 2021 to June 30, 2021 we repurchased 55,990 shares of Series 2016 Preferred Stock for approximately $533,000. No shares of Series 2019 Preferred Stock were repurchased during the six months ended June 30, 2020.

Our preferred stock ranks senior to our common stock and on parity with each other with respect to distribution rights and rights upon liquidation, dissolution or winding up.

9. Stockholders' Equity
Other than the 430,070 of common shares issued in association with the CRII Merger, no shares of common stock were issued during the three or six months ended June 30, 2021 as our offering was suspended. During the three and six months ended June 30, 2020, we raised approximately $7.0 million and $20.0 million of common stock, respectively. As of June 30, 2021, we had 12,662,358 of common stock outstanding, of which 12,644,840 was Class A common stock and 17,518 was Class TX (formerly Class T) common stock.

10.    Related-Party Transactions
Asset Management Fee

Under the amended and restated advisory agreement entered May 7, 2021, CROP pays our advisor a monthly management fee equal to 0.0625% of GAV (gross asset value of CROP, calculated pursuant to our valuation guidelines and reflective of the ownership interest held by CROP in such gross assets), subject to a cap of 0.125% of net asset value of CROP. Prior to May 7, 2021, we paid our advisor an annual asset management fee in an amount equal to 1.25% per annum (paid monthly) of the gross book value of our assets as of the last day of the prior month.

Asset management fees to our advisor for the three months ended June 30, 2021 and 2020 were approximately $1.4 million and $681,000, respectively. Asset management fees to our advisor for the six months ended June 30, 2021 and 2020 were approximately $2.3 million and $1.1 million, respectively.

Performance Participation Allocation

The Special Limited Partner, so long as the advisory agreement has not been terminated, holds a performance participation interest in CROP that entitles it to receive an allocation of CROP's total return to its capital account. Total return is defined as all distributions accrued or paid (without duplication) on the Participating Partnership units (all units in our Operating Partnership with the exception of preferred units) plus the change in the aggregate net asset value of such Participating Partnership units. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner only after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year, accrues monthly and will be paid in cash or Class I units at the election of the Special Limited Partner after the completion of each calendar year.

We recognized $6.5 million of performance participation expense with the approval of the June 30, 2021 NAV, as the performance hurdle was achieved. CROP's operating partnership agreement was amended with the CRII Merger to provide for the performance participation allocation. Therefore, there was no performance participation allocation prior to the CRII Merger.

Other

Reimbursable company operating expenses to our advisor or its affiliates for the three months ended June 30, 2021 and 2020 were approximately $74,000 and $233,000, respectively. Reimbursable company operating expenses to our advisor or its affiliates for the six months ended June 30, 2021 and 2020 were approximately $331,000 and $469,000, respectively. As a result of the merger, employees who had previously provided services to us and were reimbursed to our Advisor are now our employees.

11.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

Common Limited OP Units and LTIP Units are CROP units not owned by CCI and collectively referred to as “Noncontrolling Interests – Limited Partners.”
Common Limited OP Units - Common Limited OP Units share in the profits, losses and cash distributions of CROP as defined in the partnership agreement, subject to certain special allocations and receive distributions equivalent to distributions declared to the holders of CCI common stock.
LTIP Units - Certain executives and key employees receive LTIP Units in CROP as equity incentive compensation. LTIP Units are a separate series of limited partnership units, which are convertible into Common Limited OP Units upon achieving certain time vesting and performance requirements. Unless otherwise provided, the time vesting LTIP Units (whether vested or unvested) entitle the holder to receive current distributions from CROP, and the performance LTIP Units (whether vested or unvested) entitle the holder to receive 10% of the current distributions from CROP during the applicable performance period. When the LTIP Units have vested and sufficient income has been allocated to the holder of the vested LTIP Units, the LTIP Units will automatically convert to Common Limited OP Units in CROP on a one-for-one basis. LTIP Units constitute profits interests and have no voting rights in CROP.

In conjunction with the CRII Merger, 528,451 time vesting LTIP units were awarded to executives as retention grants. As of June 30, 2021, there were 661,391 unvested time LTIP awards and 430,851 unvested performance LTIP awards outstanding. Share-based compensation was $466,000 for the six months ended June 30, 2021. Share-based compensation was not significant during the same period in 2020. Total unrecognized compensation expense for LTIP Units at June 20, 2020 is $7.5 million and is expected to be recognized on a straight-line basis through June 2025.
Noncontrolling Interests - Partially Owned Entities
As of June 30, 2021, noncontrolling interests in entities not wholly owned by us ranged from 1% to 91%, with the average being 52%.

12.    Commitments and Contingencies
Riverfront

As of June 30, 2021, we had a remaining commitment of up to approximately $1.6 million on the Riverfront preferred equity investment.

Integra Peaks Mezzanine Loan

As of June 30, 2021, we had a remaining commitment of up to approximately $7.8 million on the Integra Peaks Mezzanine Loan.

Litigation

We are subject to a variety of legal actions for personal injury, property damage, or other matters arising in the ordinary course of its business, most of which are covered by liability insurance. Various claims of employment and resident discrimination are also periodically brought, most of which also are covered by insurance. While the resolution of these matters cannot be predicted with certainty, as of June 30, 2021, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

Environmental
As an owner of real estate, we are subject to various federal, state and local environmental laws. Compliance with existing laws has not had a material adverse effect on us. However, we cannot predict the impact of new or changed laws or regulations on our properties or on properties that we may acquire in the future.

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders may elect to have us apply their dividends and other distributions to the purchase of additional shares of common stock. The distribution reinvestment plan was temporarily suspended in December 2020 along with the Offering. On August 10, 2021, our board of directors adopted an amended and restated distribution reinvestment plan in connection with the registration of new classes of shares in the Offering. See Note 13 - Subsequent Events below.

Share Repurchase Programs

Preferred Stock
Our board of directors has adopted a share repurchase program with respect to our preferred stock whereby, upon the request of a holder of our Series 2016, Series 2017 or Series 2019 preferred stock, we may, at the sole discretion of the board of directors, repurchase their shares at the following prices, which are dependent on how long such preferred stockholder has held each share:

Share Purchase Anniversary	Repurchase Price
Less than 1 year	$8.80
1 year	$9.00
2 years	$9.20
3 years	$9.40
4 years	$9.60
5 years	$9.80
A stockholder’s death or complete disability, 2 years or more (Series 2019), 6 years of more (Series 2016 and Series 2017)	$10.00
Repurchase information on our Preferred Stock is disclosed in Note 8 above.

Common Stock

In December 2020, in conjunction with the pursuit of the mergers described in Note 1, we suspended our share repurchase program that permits holders of common stock to request, on a periodic basis, that we repurchase all or any portion of their shares. Our board of directors approved the resumption of the share repurchase program effective for repurchases for the month ended June 30, 2021.

Our share repurchase program provides that we may make repurchases with an aggregate value of up to 2% of our aggregate net asset value or "NAV" each month and up to 5% of our NAV each quarter. We have no restrictions on the source of funds used to repurchase shares pursuant to our share repurchase program. For our Class T, Class D and Class I shares, the repurchase price will be equal to the transaction price at the date of repurchase, or at 95% of the transaction price on the repurchase date if the shares have been held for less than a year.

For our Class A and Class TX (formerly Class T) shares, the repurchase price will be equal to the transaction price at the date of repurchase, subject to the following: (i) shares that have been outstanding for at least five years and less than six years will be repurchased at 95.0% of the transaction price, (ii) shares that have been outstanding for at least three years and less than five years will be repurchased at 90.0% of the transaction price and (iii) shares that have been outstanding for at least one year and less than three years will be repurchased at 85.0% of the transaction price. The transaction price is the then-current offering price per share and is generally the prior month’s NAV per share for such class.

No shares of common stock were repurchased during the three or six months ended June 30, 2021 and 2020.

Common Limited OP Units

Beginning one year after acquiring any Common Limited OP Units, the common limited partners have the right to request the Operating Partnership repurchase their Common Limited OP Unit as described below. We may, in our sole discretion, honor the repurchase request at the following prices, which are dependent on how long such limited partner has held each unit:

1.Beginning one year after acquisition of a Common Limited OP Unit and continuing for the three-year period thereafter, the purchase price for the repurchased Common Limited OP Unit shall be equal to 80% of the NAV of the Common Limited OP Units.
2.Beginning four years after acquisition of a Common Limited OP Unit and continuing for the two-year period thereafter, the purchase price for the repurchased Common Limited OP Units shall be equal to 85% of the NAV of the CROP Common Units.
3.Beginning six years after acquisition of a Common Limited OP Unit and continuing thereafter, the purchase price for the repurchased Common Limited OP Unit shall be equal to 90% of the NAV of the Common Limited OP Units.

Subject to our sole discretion, in the case of the death or complete disability of a limited partner, the repurchase of the Common Limited OP Units may occur at any time after acquisition of a Common Limited OP Unit and, if accepted by us, the purchase price for the repurchased Common Limited OP Units will be equal to 95% of the NAV of the Common Limited OP Units.

13.    Subsequent Events
We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Completion of the CMRI Merger and CMRII Merger

On July 15, 2021, we completed the CMRI Merger and the CMRII Merger, each through a stock-for-stock transaction as described in Note 1. At the effective time of the CMRI Merger, each issued and outstanding share of CMRI’s common stock converted into 1.175 shares of our Class A common stock. At the effective time of the CMRII Merger, each issued and outstanding share of CMRII’s common stock converted into 1.072 shares of our Class A common stock. We issued 10,995,210 shares of our Class A common stock upon the closing of the mergers. Each asset held by CMRI and CMRII was owned through joint ventures with CROP. As a result of the consummation of the CMRI Merger and the CMRII Merger our ownership interest in the properties held through joint ventures with CROP increased to 100%.

Pro forma revenues and earnings have not been presented as the initial accounting for the transaction is incomplete as of the date the consolidated financial statements are issued. We are in the process of assessing the fair value of the acquired tangible assets, liabilities assumed and any applicable intangible assets and liabilities for this business combination.

Distribution Reinvestment Plan

On August 10, 2021, our board of directors adopted an amended and restated distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price for such shares in effect on the distribution date. Shares will generally be sold at the prior month’s NAV per share of the class of share being purchased (which will be our most recently disclosed NAV per share at such time). We may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share (including by updating a previously disclosed transaction price) where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. However, our board of directors may determine, in its sole discretion, to designate certain distributions as ineligible for reinvestment through the distribution reinvestment plan, without notice to participants, without suspending the plan and without affecting the future operation of the plan with respect to participants. We will resume offering shares of our common stock pursuant to our distribution reinvestment plan upon effectiveness of the post-effective no. 6 to the registration statement for the Offering.

Sixth Amended and Restated CROP Partnership Agreement

At the effective time of the CMRI Merger and the CMRII Merger, we, through our wholly owned subsidiary, the sole general partner of CROP, entered the Sixth Amended and Restated Limited Partnership Agreement of CROP (the “Sixth OP Agreement”) by and among Merger Sub, CC Advisors III, LLC, the special limited partner and the Limited Partners set forth on Exhibit A thereto. The Sixth OP Agreement amends the previous operating partnership agreement to reflect the mergers of the operating partnerships of CMRI and CMRII into CROP at the effective time of the mergers.

Dividends Declared - Series 2016 Preferred Stock

On August 10, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00191781 to holders of record of our Series 2016 Preferred Stock for each day in the months of September, October and November 2021. The daily distribution rate is equal to 7.0% annually on the $10.00 purchase price.

Dividends Declared - Series 2017 Preferred Stock

On August 10, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00205479 to holders of record of our Series 2017 Preferred Stock for each day in the months of September, October and November 2021. The daily distribution rate is equal to 7.5% annually on the $10.00 purchase price.

Dividends Declared - Series 2019 Preferred Stock

On August 10, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00150685, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for each day in the months of September, October and November 2021.
Distributions Declared - Common Stock

On August 10, 2010, our board of directors declared a gross distribution for the month of September of $0.04333333, or $0.52 annually, for each class of our common stock to holders of record on September 25, 2021, to be paid in October. Each class of our common stock will receive the same aggregate gross distribution per share. The net distribution varies for each class based on applicable distribution fees, which are deducted from the monthly distribution per share and paid directly to the applicable distributor.

Distributions Declared - CROP Units

As the sole member of the sole general partner of CROP, we declared distributions on Common Limited OP Units an Preferred OP Units to correspond to the distributions declared on our common stock and preferred stock.

Folllow-On Offering

On August 12, 2021, we filed a registration statement to register $1.0 billion in shares of common stock in a follow-on offering, consisting of $900.0 million in shares of common stock offered in a primary offering and $100.0 million in shares of common stock through the DRP Offering.

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

Forward-Looking Statements

This Quarterly Report on Form10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. You should not rely on these forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our actual results, performance and achievements may be materially different from those expressed or implied by these forward-looking statements.

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

•Since there is no public trading market for shares of our common stock, the repurchase of shares by us will likely be the only way for our stockholders to dispose of their shares. Our share repurchase program will provide stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases will be subject to available liquidity and other significant restrictions. Further, our board of directors may modify or suspend our share repurchase program if in its reasonable judgment it deems a suspension to be in our best interest and the best interest of our stockholders, such as when a repurchase request would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company that would outweigh the benefit of the repurchase offer.

•The offering price and repurchase price for shares of our common stock are generally based on our prior month’s NAV (which will be our most recently disclosed NAV per share at such time) plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees, and are not based on any public trading market. In addition to being up to a month old when share purchases and repurchases take place, our NAV does not currently represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Furthermore, our board of directors may amend our NAV procedures from time to time. While there will be independent annual appraisals of our properties, the appraisal of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.

•The amount of distributions we may make is uncertain. Our distributions may be paid from sources such as borrowings, offering proceeds, advances or the deferral of fees and expense reimbursements (which may constitute a return of capital). We have not established a limit on the amount of proceeds from this offering that we may use to fund distributions. Distributions from sources other than our cash flow from operations would reduce the funds available to us for investments in multifamily apartment communities and multifamily real estate-related assets, which could reduce your overall return. During the early stages of our operations, it is likely that we will use sources of funds which may constitute a return of capital to fund distributions. As of June 30, 2021, we have funded a portion of our distributions with offering proceeds.

•In connection with our offerings, we incur fees and expenses, which decreases the amount of cash we have available for operations and new investments. In the future we may conduct other offerings of common stock (whether existing or new classes), preferred stock or of interests in our Operating Partnership. We may also amend the terms of our current offerings. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of our offerings and future offerings may negatively impact our ability to pay distributions and your overall return.

•We depend on our advisor and its affiliates to select investments and, in part, to manage our business.

•We pay substantial fees to our advisor and its affiliates. These fees increase the risk that you will not earn a profit on your investment. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties.

•Certain of our officers and our directors are also officers and directors of our sponsor, advisor and their affiliates and, as a result, are subject to conflicts of interest, including conflicts arising from time constraints and the fact that the fees our advisor receives for services rendered to us are based on our NAV, which our advisor is responsible for determining.

•Development projects in which we invest will be subject to potential development and construction delays which will result in increased costs and risks and may hinder our operating results and ability to make distributions.

•We may incur significant debt in certain circumstances. Our use of leverage increases the risk of your investment. Loans we obtain may be collateralized by some or all of our investments, which will put those investments at risk of forfeiture if we are unable to pay our debts. Principal and interest payments on these loans reduce the amount of money that would otherwise be available for other purposes.

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

•There are limits on the ownership and transferability of our shares.

•If we fail to qualify as a REIT and no relief provisions apply, our NAV and cash available for distribution to our stockholders could materially decrease.

Additional risks related to our business are discussed under the heading “Risk Factors” in our Annual Report on Form 10-K. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We have registered $750.0 million in shares of common stock in an initial public offering (the "Offering"), consisting of $675.0 million in shares of common stock offered in our primary offering and $75.0 million in shares of common stock through our distribution reinvestment plan (the "DRP Offering”). The Offering commenced in August 2018 and was suspended starting in December 2020 while we pursued the mergers as described below. Prior to the suspension, two classes of common were available to purchase in the Offering: Class A and Class TX (previously designated Class T) at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers). These share classes have different underwriting compensation structures, which compensation our advisor paid on our behalf. When we resume the Offering, we expect to offer three new classes of shares of common stock in the primary offering, newly designated Class T, Class D and Class I, and all five classes in the DRP Offering. Underwriting compensation for the new classes will be paid by investors through an adjustment to the purchase price or borne by us.

On August 12, 2021, we filed a registration statement to register $1.0 billion in shares of common stock in a follow-on offering, consisting of $900.0 million in shares of common stock offered in a primary offering and $100.0 million in shares of common stock through the DRP Offering.

On November 8, 2019, we launched a best-efforts private placement offering exempt from registration under the Securities Act for which we initially offered a maximum of $50.0 million in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering"). Offering-related expenses in the Private Offering are paid from offering proceeds. On March 23, 2021, our board of directors approved an increase in the size of the offering to $100.0 million.

We operate under the direction of our board of directors. Our external advisor, CC Advisors III, LLC ("CCA III"), through its team of real estate professionals selects our investments and manages our business, subject to the direction and oversight of our board of directors. Our advisor is an affiliate of our sponsor. In addition, we employ 342 individuals, including our Chief Legal Officer, Chief Operating Officer, and Chief Accounting Officer, with 271 employees serving as “site” employees at our properties and the remaining being corporate-level employees supporting our operations. Our employees are responsible for performing various operational services for us, including property management, legal, accounting, property development oversight and certain services relating to construction management, shareholder relations, human resources, renter insurance and information technology.

We elected to be taxed as a REIT beginning with our taxable year ended December 31, 2019. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership. Our Operating Partnership was Cottonwood Communities O.P., LP ("CCOP") prior to the CRII Merger and is Cottonwood Residential O.P., LP ("CROP") after the CRII Merger, described below. We are the sole member of the sole general partner of the Operating Partnership and own general partner interests in the Operating Partnership alongside third party limited partners.

As of June 30, 2021, we have raised gross proceeds of $63.7 million from the sale of Series 2019 Preferred Stock in the Private Offering and approximately $122.0 million from the sale of our common stock in the Offering, including the DRP Offering. We have primarily used the net proceeds to make investments in real estate related assets as further described below under Our Investments.

Merger with Cottonwood Residential II, Inc. and Cottonwood Residential O.P., LP

On May 7, 2021, we completed our merger with Cottonwood Residential II, Inc. ("CRII") (the "CRII Company Merger"), and the merger of CCOP with and into CROP (the “CROP Merger,” and together with the CRII Company Merger, the "CRII Merger") through a stock-for-stock and unit-for-unit transaction provided for pursuant to the Agreement and Plan of Merger dated January 26, 2021 by and among us, CCOP, Cottonwood Communities GP Subsidiary, LLC ("Merger Sub"), CRII and CROP.

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

At the effective time of the CROP Merger, each participating partnership unit of CROP (i.e., all CROP partnership units other than preferred units) issued and outstanding immediately prior to the CROP Merger split into 2.015 participating partnership units of CROP (the “CROP Unit Split”), whereupon (i) each issued and outstanding Series 2019 preferred unit of CCOP ("CCOP Series 2019 Preferred Stock") converted into one Series 2019 preferred unit of CROP, the terms of which mirrored the CCOP Series 2019 Preferred Stock, (ii) each issued and outstanding LTIP Unit of CCOP (the “CCOP LTIP Units”) was converted into the right to receive one LTIP Unit of CROP, the terms and conditions of which mirrored the CCOP LTIP Units, (iii) each issued and outstanding Special LTIP Unit of CCOP (the “CCOP Special LTIP Units”) converted into the right to receive one Special LTIP Unit of CROP, the terms and conditions of which mirrored the CCOP Special LTIP Units, and (iv) except as set forth above, each issued and outstanding general partner unit of CCOP and CCOP Common Unit converted into the right to receive one common limited partner unit of CROP (“CROP Common Unit”). After giving effect to the CROP Unit Split, each CROP Common Unit, general partner unit and LTIP unit issued and outstanding immediately prior to the effective time of the CROP Merger remained outstanding, and each CROP preferred unit issued and outstanding immediately prior to the effective time of the CROP Merger remained outstanding and continues to be held by the general partner, Merger Sub.

Upon consummation of the CRII Merger, the separate existence of CRII and CCOP ceased. The CRII Merger was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.

Further, as a result of the CRII Merger, we acquired CRII’s affiliate property manager and its employees, which currently manage approximately 13,000 units in stabilized assets, including approximately 7,300 for Cottonwood affiliates (including us), and a 341 unit development project in the lease up stage. In addition, we acquired the personnel who have historically performed certain administrative and other services for us on behalf of CCA III, including legal, accounting, property development oversight and certain services relating to construction management, shareholder relations, human resources, renter insurance and information technology. As a result, we directly employ the individuals that perform the foregoing administrative services as well as property management services. CCA III continues to manage our operations as our external advisor pursuant to an amended and restated advisory agreement.

CMRI Merger and CMRII Merger

On January 26, 2021, we entered into separate agreements to acquire each of Cottonwood Multifamily REIT I, Inc. ("CMRI") ("CMRI Merger"), and Cottonwood Multifamily REIT II, Inc. ("CMRII") ("CMRII Merger"). These mergers are stock-for-stock transactions whereby CMRI and CMRII will be merged into a wholly owned subsidiary of us. Each merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended. The CMRI and CMRII Mergers were completed on July 15, 2021.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value ("NAV"). Pursuant to these valuation procedures, we computed a June 30, 2021 NAV per share for our outstanding Class A and Class TX shares of $11.7865. We had no outstanding Class T, Class D or Class I shares as of June 30, 2021. Until we sell shares of these classes, we will deem the NAV per share of these classes to be the NAV per share of our Class A and Class TX shares.

We expect that generally, within 15 calendar days after the last calendar day of each month, we will determine and disclose our NAV per share for each share class as of the last calendar day of the prior month. This NAV will be posted when available on our website at cottonwoodcommunities.com and in prospectus supplements or a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”).

Please see our Current Report on Form 8-K/A, filed with the SEC on June 8, 2021 and available on the SEC’s website at www.sec.gov, for a more detailed description of our valuation procedures, including important disclosures regarding real property valuations, debt-related asset valuations and property management business valuations provided by Altus Group U.S. Inc. (the “Independent Valuation Advisor”). All parties engaged by us in the calculation of our NAV, including our advisor, are subject to the oversight of our board of directors. As described in our valuation procedures, each real property is appraised by a third-party appraiser (the “Third-Party Appraisal Firm”) at least once per calendar year and reviewed by our advisor and the Independent Valuation Advisor. Additionally, the real property assets not appraised by the Third-Party Appraisal Firm in a given calendar month will be appraised for such calendar month by our Independent Valuation Advisor, and such appraisals are reviewed by our advisor.

CROP has certain classes or series of OP Units that are each economically equivalent to a corresponding class of shares. Accordingly, on the last day of each month, for such classes or series of OP Units, the NAV per OP Unit equals the NAV per share of the corresponding class. To the extent CROP has classes of units that do not correspond to a class of our shares, such units will be valued in a manner consistent with our valuation procedures. The NAV of CROP on the last day of each month equals the sum of the NAVs of each fully-diluted outstanding OP Unit on such day. In calculating the fully-diluted outstanding OP Units we include all outstanding vested LTIP Units, unvested time-based LTIP Units and those performance-based LTIP Units that would be earned based on the internal rate of return as of such day.

Our total NAV in the following table includes the NAV of our Class A and Class TX common stockholders, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of June 30, 2021 (in thousands except share data):

Components of NAV*	As of 6/30/2021
Investments in Multifamily Operating Properties	$1,237,497
Investments in Multifamily Development Properties	144,410
Investments in Real-estate Related Structured Investments	48,292
Operating Company, Land and Other Net Current Assets	53,981
Cash and Cash Equivalents	8,799
Secured Real Estate Financing	(712,187)
Subordinated Unsecured Notes	(48,643)
Preferred Equity	(207,176)
Accrued Performance Participation Allocation	(6,455)
NAV	$518,519
Fully-diluted Shares/Units Outstanding	43,992,506

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2021 (in thousands, except share and per share data):

	Class
	A	TX	OP(1)
As of June 30, 2021
Monthly NAV	$149,039	$206	$369,273
Fully-diluted Outstanding Shares/Units	12,644,840	17,518	31,330,148
NAV per Fully-diluted Share/Unit	$11.7865	$11.7865	$11.7865

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow methodology used in the June 30, 2021, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.21%	4.82%
Development Assets	6.90%	4.65%

* Presented as adjusted for the Company's economic ownership percentage in each asset, weighted by gross value.

A change in these assumptions would impact the calculation of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.1%	2.6%
	0.25% increase	(2.0)%	(2.4)%
Exit Capitalization Rate	0.25% decrease	3.8%	5.0%
	0.25% increase	(3.3)%	(4.4)%

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV (in thousands):

June 30, 2021
Stockholders’ equity	$94,515
Non-controlling interests attributable to limited partners	348,604
Total partners' capital of CROP under U.S. GAAP	443,119
Adjustments at share:
Preferred offering costs	(5,609)
Goodwill	(439)
Deferred tax liabilities	3,602
Accumulated depreciation and amortization	22,108
Accumulated depreciation and amortization associated with unconsolidated real estate entities	2,643
Unrealized promote	17,012
Unrealized net real estate and debt appreciation	36,083
NAV	$518,519

The following details the adjustments to reconcile GAAP stockholders’ equity and CROP partners' capital per our condensed consolidated balance sheet to our NAV:

–Our preferred stock is accounted for as a liability with associated issuance costs deferred and amortized under GAAP. These issuance costs are excluded for purposes of determining our NAV.
–We recorded goodwill for the difference between the transaction price of the CRII Merger and the fair value of identifiable assets acquired, liabilities assumed, and non-controlling interests. Goodwill was not included for purposes of determining our NAV.
–We recorded deferred tax liabilities for the tax effects on the difference in the value of certain assets recorded with the CRII Merger and their underlying tax basis. These deferred tax liabilities were excluded for purposes of determining our NAV.
–We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
–Accumulated depreciation and amortization associated with our investments in unconsolidated real estate entities is also not recorded for purposes of determining our NAV.
–We manage properties on behalf of third parties and under certain agreements have contractual rights to receive promotional interests subject to minimum return hurdles. We do not recognize promotes under GAAP until a liquidation transaction is probable, but do include the fair value of promotes, using a hypothetical liquidation valuation method, for purposes of determining our NAV.
–Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, revolving credit facility and construction loans ("Debt") are presented at their carrying value in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. During the three months ended June 30, 2021, we did not experience significant disruptions in our operations from the COVID-19 pandemic; however, we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants and multifamily communities.

Our Investments

Information regarding our investments as of June 30, 2021 is as follows:

Stabilized Properties ($ in thousands)

Property Name	Location	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Date Property Value	Mortgage Debt Outstanding (1)	Physical Occupancy Rate	Percentage Owned by CROP
3800 Main	Houston, TX	319	831	May 2021	$58,100	$36,177	96.24%	50.00%
Alpha Mill (3)	Charlotte, NC	267	830	May 2021	69,500	36,265	97.38%	10.00%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400	33,594	96.95%	100.00%
Cottonwood	Salt Lake City, UT	264	834	May 2021	47,300	21,645	96.59%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900	47,686	98.71%	71.00%
Cottonwood One Upland	Boston, MA	262	1,160	March 2020	103,600	24,000	97.71%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500	38,552	96.02%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	70,000	30,098	95.65%	90.45%
Cottonwood West Palm	West Palm Beach, FL	245	1,122	May 2019	66,900	35,995	96.33%	100.00%
Cottonwood Westside (3)	Atlanta, GA	197	860	May 2021	47,900	25,655	92.39%	10.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600	34,000	98.17%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400	46,000	97.49%	52.75%
Heights at Meridian (4)	Durham, NC	339	997	May 2021	79,900	33,750	95.58%	10.00%
Melrose (6)	Nashville, TN	220	951	May 2021	67,400	47,100	95.00%	100.00%
Melrose Phase II	Nashville, TN	139	675	May 2021	40,350	21,500	94.20%	24.88%
Parc Westborough (5)	Boston, MA	249	1,008	May 2021	74,000	38,010	97.99%	35.65%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100	37,350	98.33%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500	26,675	97.12%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100	35,367	94.68%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500	48,719	95.51%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700	48,373	97.71%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200	36,400	97.71%	84.19%
Summer Park	Buford, GA	358	1,064	May 2021	75,500	44,620	98.04%	98.68%
The Marq Highland Park (3)(6)	Tampa, FL	239	999	May 2021	65,700	32,260	99.16%	10.00%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700	30,700	96.53%	58.60%
Total / Weighted-Average		7,294	962		$1,638,750	$890,491	96.72%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(3) At June 30, 2021, CMRI owned the remaining 90% interest in the property. The property became wholly owned by CROP when the CMRI Merger closed on July 15, 2021.
(4) At June 30, 2021, CMRII owned the remaining 90% interest in the property. The property became wholly owned by CROP when the CMRII Merger closed on July 15, 2021.
(5) At June 30, 2021, CMRII owned the remaining 64.35% interest in the property. The property became wholly owned by CROP when the CMRII Merger closed on July 15, 2021.
(6) Excludes the commercial data in units count and physical occupancy.

Development Properties ($ in thousands)

Property Name	Location	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Estimated Completion Date	Investment Amount	Percentage Owned by CROP
Cottonwood on Broadway	Salt Lake City, UT	254	817	May 2021	2Q2022	$5,769	18.84% (1)
Park Avenue	Salt Lake City, UT	234	714	May 2021	4Q2021	5,708	23.31%(1)
Sugarmont	Salt Lake City, UT	341	904	May 2021	3Q2021	66,959	99.00%(3)
Cottonwood on Highland (2)	Millcreek, UT	250	757	May 2021	4Q2022	8,546	35.55%
Total		1,079				$86,982

(1) Cottonwood Multifamily Opportunity Fund, Inc., a fund sponsored by a subsidiary of CROP, indirectly owns a majority of the remaining interest.
(2) Intended to qualify as a qualified opportunity zone investment. Excludes the commercial data in unit count.
(3) The one percent interest not owned by us has limited rights, including the right to control on behalf of the joint venture the prosecution and resolution of all litigation, claims, or causes of action that the joint venture has or may have against certain third parties associated with the design and construction of Sugarmont, as well as the obligation to defend any crossclaims resulting from these actions.

Structured Investments ($ in thousands)

Property Name	Location	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
Lector85	Ybor City, FL	Preferred Equity	August 2019	254	$9,900	$9,900
Vernon Boulevard	Queens, NY	Preferred Equity	July 2020	534	15,000	15,000
Riverfront	West Sacramento, CA	Preferred Equity	November 2020	285	15,092	13,444
Integra Peaks at Damonte	Reno, NV	Mezzanine Loan	June 2021	300	13,000	5,189
Total				1,373	$52,992	$43,533

Land Held for Development ($ in thousands)

Property Name	Location	Purchase Date	Investment Amount	Percentage Owned by CROP
Block C (1)	Salt Lake City, UT	May 2021	$1,946	37.40%
Jasper	Salt Lake City, UT	June 2021	2,367	100.00%
Total			$4,313

(1) Cottonwood Multifamily Opportunity Fund, Inc., a fund sponsored by a subsidiary of CROP, indirectly owns a majority of the remaining interest.

Results of Operations

Our results of operations for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Rental and other property revenues	$16,843	$3,011	$20,015	$4,551
Property management revenues	2,121	—	2,121	—
Other revenues	277	118	523	189
Total revenues	19,241	3,129	22,659	4,740
Operating expenses
Property operations expense	6,804	1,268	8,152	1,924
Property management expense	2,552	—	2,552	—
Reimbursable operating expenses	74	233	331	469
Asset management fee	1,442	681	2,328	1,130
Performance participation allocation	6,455	—	6,455	—
Depreciation and amortization	14,482	2,490	15,820	3,334
General and administrative expenses	2,190	550	4,438	780
Total operating expenses	33,999	5,222	40,076	7,637
Loss from operations	(14,758)	(2,093)	(17,417)	(2,897)
Equity in earnings (losses) of unconsolidated real estate entities	(652)	325	299	565
Interest income	136	5	137	190
Interest expense	(5,824)	(897)	(7,154)	(1,435)
Other (expense) income	(302)	12	(275)	140
Net loss	(21,400)	(2,648)	(24,410)	(3,437)
Net loss attributable to noncontrolling interests:
Limited partners	12,783	—	12,783	—
Partially owned entities	2,613	—	2,613	—
Net loss attributable to common stockholders	$(6,004)	$(2,648)	$(9,014)	$(3,437)

Weighted-average common shares outstanding	12,492,221	10,520,556	12,362,973	10,001,922
Net loss per common share - basic and diluted	$(0.48)	$(0.25)	$(0.73)	$(0.34)

Comparison of the Three Months Ended June 30, 2021 and 2020

We incurred net losses of $21.4 million and $2.6 million for the three months ended June 30, 2021 and 2020, respectively. The change was primarily driven by the CRII Merger, which closed on May 7, 2021. The results from the quarter include property operations for the CRII portfolio after the merger date as well as results from CRII's affiliate property management business and the performance participation allocation. As part of the merger, we acquired the personnel who have historically performed certain administrative and other services for us. Now we directly employ the individuals that perform these services as well as property management services. Investing activity throughout 2020 as well as the CRII Merger in the second quarter of 2021 increased gross assets, driving the increase in asset management fees and depreciation and amortization. General and administrative expenses also increased primarily due to non-recurring legal, financial advisor, and other costs associated with the CRII Merger, the CMRI Merger and the CMRII Merger. Interest expense increased due to mortgage interest on the assets acquired through the CRII Merger as well as other corporate debt acquired through the merger.

Comparison of the Six Months Ended June 30, 2021 and 2020

We incurred net losses of $24.4 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively. The change was primarily driven by the CRII Merger, which closed on May 7, 2021. The results from the most recent quarter include property operations for the CRII portfolio after the merger date as well as results from CRII's affiliate property management business and the performance participation allocation. As part of the merger, we acquired the personnel who have historically performed certain administrative and other services for us. Now we directly employ the individuals that perform these services as well as property management services. The change was also impacted by six months of activity from Cottonwood One Upland in the six months ended June 30, 2021 period, compared to just over three months of activity during the prior year equivalent period, as Cottonwood One Upland was acquired March 19, 2020. Investing activity throughout 2020 as well as the CRII Merger in the second quarter of 2021 increased gross assets, driving the increase in asset management fees and depreciation and amortization. General and administrative expenses also increased primarily due to non-recurring legal, financial advisor, and other costs associated with the CRII Merger, the CMRI Merger and the CMRII Merger. Interest expense increased due to mortgage interest on the assets acquired through the CRII Merger as well as other corporate debt acquired through the merger.

We expect our results of operations in future periods will continue to fluctuate as we deploy capital in strategic real estate investments. We are in the acquisition phase of our life cycle, and the results of our operations will be impacted by the timing of our acquisitions and the equity raised through our offerings. In addition, our results of operations have been significantly impacted in 2021 due to the significance of the CRII Merger to our portfolio. Accordingly, our operating results for the three and six months ended June 30, 2021 and 2020 are not directly comparable, nor are our results of operations for the three and six months ended June 30, 2021 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the effect of anticipated future acquisitions of multifamily apartment communities and investments in multifamily real estate-related assets. Changes in occupancy, fluctuations due to changes in the variable interest rate on our floating rate mortgages and our variable rate revolving credit facility and impacts of the COVID-19 pandemic as discussed above could also affect our operating results.

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

Our management also uses Core FFO as a measure of our operating performance. Core FFO is further adjusted from FFO for the following items included in GAAP net income: amortization of issuance costs associated with investments in real-estate related loans and debt, accretion of discounts on preferred stock, the performance participation allocation, acquisition fees and expenses, and amortization of above or below intangible lease assets and liabilities. Our calculation of Core FFO may differ from the methodology used for calculating Core FFO by other REITs and, accordingly, our Core FFO may not be comparable. We believe these measures are useful to investors because they facilitate an understanding of our operating performance after adjusting for non-cash expenses and other items not indicative of ongoing operating performance.

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

The following table presents the calculation of FFO and Core FFO (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(6,004)	$(2,648)	$(9,014)	$(3,437)
Adjustments to arrive at FFO:
Real estate related depreciation and amortization	14,043	2,490	15,382	3,334
Depreciation and amortization from unconsolidated real estate entities	2,643	—	2,643	—
Loss allocated to noncontrolling interests - limited partners	(12,783)	—	(12,783)	—
Amount attributable to above from noncontrolling interests - partially owned entities	(3,695)	—	(3,695)	—
Funds from operations attributable to common stockholders and unit holders	(5,796)	(158)	(7,467)	(103)
Adjustments:
Amortization of intangible assets	438	—	438	—
Amortization of investments in real-estate related loan issuance costs	41	12	54	24
Accretion of discount on preferred stock	448	95	726	137
Amortization of mortgage note premium/discount	(98)	59	(39)	96
Performance participation allocation	6,455	—	6,455	—
Acquisition fees and expenses (1)	1,037	294	2,746	354
Accretion of below market leases	(218)	(31)	(218)	(31)
Amount attributable to above from unconsolidated real estate entities	472	—	472	—
Other non-recurring adjustments	326	—	326	—
Amount attributable to above from noncontrolling interests - partially owned entities	(95)	—	(95)	—
Core funds from operations attributable to common stockholders and unit holders	$3,010	$271	$3,398	$477

FFO per common share and unit - basic and diluted	$(0.18)	$(0.02)	$(0.34)	$(0.01)
Core FFO per common share and unit - basic and diluted	$0.10	$0.03	$0.15	$0.05
Weighted-average common shares and units outstanding	31,471,725	10,520,556	21,942,268	10,001,922

(1) Acquisition fees and expenses during the three and six months ended June 30, 2021 and 2020 included costs associated with the CRII Merger, the CMRI Merger, and the CMRII Merger.

See “Results of Operations” above for further detail.

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended June 30, 2021, our total operating expenses exceeded the charter limitation.

Our conflicts committee determined that the relationship of our total operating expenses and its net assets was justified for the four fiscal quarters ended June 30, 2021 given the costs of operating a public company, the early stage of our operations, and the costs of the CRII Merger, the CMRI Merger and the CMRII Merger. Accordingly, the conflicts committee approved total operating expenses in excess of the operating expense reimbursement obligation in the second quarter of 2021.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are and will be for the acquisition of multifamily apartment communities and investments in multifamily real estate-related assets; operating expenses, including the management fee we pay to our advisor and the performance participation allocation, capital expenditures and general and administrative expenses; payments under debt obligations; repurchases of common and preferred stock; and payments of distributions to stockholders. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Private Offering, the Offering, from our credit facilities, other secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations, all of which may be adversely affected by the impact COVID-19.

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

At June 30, 2021, we have $213.5 million of fixed rate debt including our Berkadia Credit Facility and $545.6 million of variable rate debt, including our JP Morgan Revolving Credit Facility and including $80.8 million of variable rate debt related to construction loans; $440.8 million, or 80.8% of our variable rate debt is accompanied by interest rate cap hedging instruments as required by the lenders. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $48.6 million at June 30, 2021.

Regarding credit facilities, at June 30, 2021, we have the Berkadia Credit Facility, secured by Cottonwood West Palm, and the JP Morgan Revolving Credit Facility, secured by Cottonwood One Upland, for which we have advances of approximately $36.0 million and $24.0 million, respectively. There is no limit on the amount that we can draw on the Berkadia Credit Facility so long as we maintain the loan-to-value ratio and other requirements as set forth in the loan documents. We may obtain advances secured against One Upland up to $67.6 million on the JP Morgan Revolving Credit Facility, as well as finance other future acquisitions up to $125.0 million in total revolving debt capacity. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents.

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

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to pay offering costs in connection with the Private Offering and the Offering upon its resumption, as well as make certain payments to our advisor pursuant to the terms of our advisory management agreement.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$5,807	$540
Net cash provided by (used in) investing activities	21,550	(62,459)
Net cash provided by financing activities	25,293	36,935
Net increase (decrease) in cash and cash equivalents and restricted cash	$52,650	$(24,984)

Net cash flows provided by operating activities were $5.8 million during the six months ended June 30, 2021, as a result of the CRII Merger which resulted in increased tenant receipts and property management fees. This is also due to income from structured investments, an increase in accounts payable and accrued liabilities offset by operating expenses, and payment of Preferred Stock interest. Cash flows provided by operating activities for the same period in 2020 were $540,000, primarily as a result of tenant receipts and interest income on the Dolce B-Note, the Lector85 Investment, and cash on deposit combined with the deferral of payment on related party payables and accounts payable, accrued expenses, and other liabilities.

Cash flows provided by in investing activities were $21.6 million during the six months ended June 30, 2021, primarily due to the cash acquired in connection with the CRII Merger, repayment on the Dolce B-Notes, offset by funding of preferred equity at Riverfront, draws on the Integra Peaks mezzanine loan, capital improvements and development activities. Cash flows used in investing activities were $62.5 million for the same period in 2020 due to our purchase of Cottonwood One Upland, draws on the Dolce B-Note, draws on the Lector85 Investment, and capital improvements.

Cash flows provided by financing activities were $25.3 million during the six months ended June 30, 2021, as a result of net proceeds we received from the issuance of Series 2019 Preferred Stock, proceeds from construction loans offset partially by distributions paid to both common stockholders and noncontrolling interest holders and net repayments made on our JP Morgan Revolving Credit Facility. Cash flows provided by financing activities were $36.9 million for the same period in 2020, driven mainly by the net proceeds we received from the issuance of our common stock and our Series 2019 Preferred Stock as well as net advances from our JP Morgan Revolving Credit Facility, offset partially by distributions paid to common stockholders.

Distributions

The following table shows distributions paid and cash flow provided by (used in) operating activities during the six months ended June 30, 2021 and the year ended December 31, 2020 (in thousands):

	Six Months Ended June 30,	Year Ended December 31, 2020
Distributions paid in cash - common stockholders	$3,049	$4,145
Distributions paid in cash to noncontrolling interests - limited partners	2,156	—
Distributions of DRP (reinvested)	—	1,107
Total distributions (1)	$5,205	$5,252

Source of distributions (2)
Paid from cash flows provided by operations	$5,205	$572
Paid from offering proceeds	—	3,573
Offering proceeds from issuance of common stock pursuant to the DRP	—	1,107
Total sources	$5,205	$5,252

Net cash provided by (used in) operating activities (2)	$5,807	$(2,816)

(1) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.
(2) The allocation of total sources are calculated on a quarterly basis. Generally, for purposes of determining the source of our distributions paid, we assume first that we use positive cash flow from operating activities from the relevant or prior quarter to fund distribution payments. As such, amounts reflected above as distributions paid from cash flows provided by operations may be from a prior quarter which had positive cash flow from operations.

For the six months ended June 30, 2021, distributions declared to common stockholders and limited partners were approximately $3.1 million and $2.3 million, respectively. For the six months ended June 30, 2021, we paid aggregate distributions to common stockholders and limited partners of approximately $3.0 million and $2.2 million, all paid in cash due to our distribution reinvestment plan being suspended. For the six months ended June 30, 2021, our net loss was approximately $24.4 million. Cash flows provided by operating activities for the six months ended June 30, 2021 was approximately $5.8 million. For the six months ended June 30, 2021, we funded our total common share distributions paid with cash provided by operating activities. Generally, for purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2020 for discussions of our critical accounting policies. As of June 30, 2021, our accounting policy over investments in real estate, specifically with regards to the acquisition of real estate, continues to be considered critical. With the consummation of the CRII Merger, we also consider our accounting policy for business combinations under ASC 805 to be critical. See Note 2 of the condensed consolidated financial statements in this Part I of this report for information regarding this policy.

Subsequent Events
Completion of the CMRI Merger and CMRII Merger

On July 15, 2021, we completed the CMRI Merger and the CMRII Merger, each through a stock-for-stock transaction as described in Note 1 to our condensed consolidated financial statements included in Part I of this report. At the effective time of the CMRI Merger, each issued and outstanding share of CMRI’s common stock converted into 1.175 shares of our Class A common stock. At the effective time of the CMRII Merger, each issued and outstanding share of CMRII’s common stock converted into 1.072 shares of our Class A common stock. We issued 10,995,210 shares of our Class A common stock upon the closing of the mergers. Each asset held by CMRI and CMRII was owned through joint ventures with CROP. As a result of the consummation of the CMRI Merger and the CMRII Merger our ownership interest in the properties held through joint ventures with CROP increased to 100%.

Pro forma revenues and earnings have not been presented as the initial accounting for the transaction is incomplete as of the date the consolidated financial statements are issued. We are in the process of assessing the fair value of the acquired tangible assets, liabilities assumed and any applicable intangible assets and liabilities for this business combination.

Distribution Reinvestment Plan

On August 10, 2021, our board of directors adopted and amended and restated distribution reinvestment plan. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price for such shares in effect on the distribution date. Shares will generally be sold at the prior month’s NAV per share of the class of share being purchased (which will be our most recently disclosed NAV per share at such time). We may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share (including by updating a previously disclosed transaction price) where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. However, our board of directors may determine, in its sole discretion, to designate certain distributions as ineligible for reinvestment through the distribution reinvestment plan, without notice to participants, without suspending the plan and without affecting the future operation of the plan with respect to participants.

Sixth Amended and Restated CROP Partnership Agreement

At the effective time of the CMRI Merger and the CMRII Merger, we, through our wholly owned subsidiary, the sole general partner of CROP, entered the Sixth Amended and Restated Limited Partnership Agreement of CROP (the “Sixth OP Agreement”) by and among Merger Sub, CCA III, the special limited partner and the Limited Partners set forth on Exhibit A thereto. The Sixth OP Agreement amends the previous operating partnership agreement to reflect the mergers of the operating partnerships of CMRI and CMRII into CROP at the effective time of the mergers.

Dividends Declared - Series 2016 Preferred Stock

On August 10, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00191781 to holders of record of our Series 2016 Preferred Stock for each day in the months of September, October and November 2021. The daily distribution rate is equal to 7.0% annually on the $10.00 purchase price.

Dividends Declared - Series 2017 Preferred Stock

On August 10, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00205479 to holders of record of our Series 2017 Preferred Stock for each day in the months of September, October and November 2021. The daily distribution rate is equal to 7.5% annually on the $10.00 purchase price.

Dividends Declared - Series 2019 Preferred Stock

On August 10, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00150685, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for each day in the months of September, October and November 2021.

Distributions Declared - Common Stock

On August 10, 2010, our board of directors declared a gross distribution for the month of September of $0.04333333, or $0.52 annually, for each class of our common stock to holders of record on September 25, 2021, to be paid in October.. Each class of our common stock will receive the same aggregate gross distribution per share. The net distribution varies for each class based on applicable distribution fees, which are deducted from the monthly distribution per share and paid directly to the applicable distributor.

Distributions Declared - CROP Units

As the sole member of the sole general partner of CROP, we declared distributions on Common Limited OP Units and Preferred OP Units to correspond to the distributions declared on our common stock and preferred stock.

Folllow-On Offering

On August 12, 2021, we filed a registration statement to register $1.0 billion in shares of common stock in a follow-on offering, consisting of $900.0 million in shares of common stock offered in a primary offering and $100.0 million in shares of common stock through the DRP Offering.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Information about the Private Offering and sales of the Series 2019 Preferred Stock in the Private Offering during the period covered by this Report has been previously furnished under Item 3.02 in Current Reports on Form 8-K as filed with the SEC.

Use of Proceeds

We have registered $750.0 million in shares of common stock in an initial public offering (the "Offering"), consisting of $675.0 million of shares of common stock offered in our primary offering and $75.0 million in shares of common stock through our distribution reinvestment plan (the "DRP Offering”). The Offering commenced in August 2018 and is currently suspended as of December 2020. Prior to the suspension, two classes of common stock were available to purchase in the Offering: Class A and Class TX (previously designated Class T) at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers). These shares had different underwriting compensation structures that our advisor paid on our behalf. When we resume the Offering we expect to offer three new classes of shares of common stock in the primary offering, newly designated Class T, Class D and Class I, and all five classes in the DRP Offering. Underwriting compensation for the new classes will be paid by investors through an adjustment to the purchase price of the shares or borne by us.

As of June 30, 2021, we had sold 12,246,078 and 17,518 shares of Class A and Class TX (formerly Class T) common stock, respectively, in the Offering for aggregate gross offering proceeds of approximately $122.0 million, including 150,797 combined shares of Class A or Class TX common stock in the DRP Offering for aggregate gross offering proceeds of approximately $1.5 million.

Prior to the entry into the amended and restated advisory agreement on May 7, 2021, all organization and offering costs in connection with the Offering, with the exception of costs incurred in connection with restructuring the Offering following the CRII Merger, were the obligation of our advisor. We did not incur any liability for or reimburse our advisor for any organizational and offering costs through May 7, 2021, the date of the CRII Merger. As of June 30, 2021, our advisor had incurred approximately $14.1 million in organizational and offering costs from the issuance of our Class A and Class TX common stock. Following the execution of the amended and restated advisory agreement, organizational and offering costs for the Offering, with the exception of the deferred selling commission on the Class TX shares, are paid by investors through an adjustment to the purchase price or borne by us.

Proceeds from the Offering have been and will be used to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets, including potential development projects, located throughout the United States. As of June 30, 2021, we had used the proceeds from the Offering, the Private Offering, and debt financing to invest approximately $210.4 million in our multifamily apartment community investments.

Share Repurchase Program

Information regarding the shares available for repurchase under our share repurchase program and the price at which we repurchase shares is found in Note 12 to our condensed consolidated financial statements in Part I of this report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Amended and Restated Distribution Reinvestment Plan

On August 10, 2021, our board of directors adopted an amended and restated distribution reinvestment plan. Our distribution reinvestment plan allows stockholders to have their cash distributions attributable to the class of shares owned automatically reinvested in additional shares of the same class. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price for such shares in effect on the distribution date. Shares will generally be sold at the prior month’s NAV per share of the class of share being purchased (which will be our most recently disclosed NAV per share at such time). Although the price paid for shares of our common stock pursuant to our distribution reinvestment plan will generally be based on the prior month’s NAV per share, the NAV per share of such stock as of the date on which the shares purchased is settled may be significantly different. We may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share (including by updating a previously disclosed transaction price) where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. However, our board of directors may determine, in its sole discretion, to designate certain distributions as ineligible for reinvestment through the distribution reinvestment plan, without notice to participants, without suspending the plan and without affecting the future operation of the plan with respect to participants.

Stockholders do not pay selling commissions or a dealer manager fees with respect to shares purchased pursuant to the distribution reinvestment plan. However, the ongoing distribution fees with respect to Class T and Class D shares are allocated on a class-specific basis and borne by all shares of such class, including shares issued under the distribution reinvestment plan with respect to such share classes. These class-specific fees may differ for each class, even when the NAV per share for each class is the same. Each class of shares may have a different NAV per share due to the allocation of distribution fees. We normally expect that the allocation of ongoing distribution fees on a class-specific basis will result in different amounts of distributions being paid to each of our share classes. However, if no distributions are authorized for a certain period, or if they are authorized in an amount less than the allocation of class-specific fees with respect to such period, then pursuant to our valuation guidelines, the class-specific fee allocations may lower the net asset value of our shares subject to a class specific expense.

Shares acquired under the distribution reinvestment plan entitle the participant to the same rights and will be treated in the same manner as shares of that class purchased in the primary offering.

Participants may terminate their participation in the distribution reinvestment plan at any time by delivering a written notice to us. Such notice must be received by us at least ten days prior to a distribution date in order for a participant’s termination to be effective for such distribution date. If we repurchase a portion of a participant’s shares, the participant’s participation in the distribution reinvestment plan with respect to the participant’s shares that were not repurchased will not be terminated unless the participant requests such termination pursuant to the distribution reinvestment plan. Our board of directors may amend, suspend or terminate the distribution reinvestment plan for any reason at any time upon ten days’ notice to participants. We may provide notice by including such information (a) in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC or (b) in a separate mailing to the participants. A stockholder’s participation in the plan will be terminated to the extent that a reinvestment of such stockholder’s distributions in our shares would cause the percentage ownership or other limitations contained in our charter to be violated.

Multiple Class Plan

On August 10, 2021, our board of directors adopted a multiple class plan to set forth the method by which distributions among classes of common stock shall be determined relative to each other. Under our multiple class plan, distributions are made on all classes of our common stock at the same time. The per share amount of distributions on Class T, Class D, Class I, Class A and Class TX will not be identical because of class-specific distribution fees that will be deducted from the gross distributions for certain classes. We use the record share method of determining the per share amount of distributions on each class of shares, although our board of directors may choose other methods. The record share method is one of several distribution calculation methods for multiple-class funds recommended, but not required, by the American Institute of Certified Public Accountants (AICPA). Under this method, the amount to be distributed on shares of our common stock is increased by the sum of all class-specific fees accrued for such period. Such amount is divided by the number of shares of our common stock outstanding on the record date. Such per share amount is reduced for each class of common stock by the per share amount of any class-specific fees allocable to such class.

Articles Supplementary

On August 11, 2021, we filed with the State Department of Assessments and Taxation of the State of Maryland (“SDAT”) articles supplementary to our Articles of Amendment and Restatement that provided for: (i) reclassifying the existing 275,000,000 shares of Class D common stock as unclassified and unissued shares of common stock; (ii) reclassifying and designating 275,000,000 shares of our authorized common stock as shares of Class D common stock; (iii) reclassifying the existing 275,000,000 shares of Class T common stock as unclassified and unissued shares of common stock; (ii) reclassifying and designating 275,000,000 shares of our authorized common stock as shares of Class T common stock (the “Articles Supplementary”). The Articles Supplementary were filed to amend the amount of Total Account-Level Underwriting Compensation (as defined in the Articles Supplementary) which would trigger the conversion of the Class D common stock and the Class T common stock in a stockholder’s account into Class I common stock to 8.0% or 8.5%, respectively, or with respect to both classes, a lower limit as set forth in any applicable agreement. All other terms of the Class D common stock and Class T common stock are as previously disclosed and remain unchanged by the filing of the Articles Supplementary. The Articles Supplementary were effective upon filing.

The description of the Articles Supplementary in this report does not purport to be complete and is qualified in its entirety by reference to the full text of the Articles Supplementary, which are filed as Exhibit 3.13 hereto, and are incorporated by reference herein.

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
3.12
Articles Supplementary for the Class D shares of common stock, incorporated by referenced to Exhibit 3.12 to the Company’s Registration Statement on Form S-4/A (file no. 333-255171) filing dated May 13, 2021

3.13
Articles Supplementary for the Class D and Class T shares of common stock, incorporated by reference to Exhibit 3.1 to the Company's Post-Effective Amendment no. 7 to its Registration Statement on Form S-11 (No. 333-215272) filed August 11, 2021

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018

4.2
Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus included in the Company’s Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed August 2, 2021

4.3	Multiple Class Plan, incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment no. 7 to its Registration Statement on Form S-11 (No. 333-215272) filed August 11, 2021
10.1
Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4/A (file no. 333-255171) filing dated May 12, 2021

10.2
Reimbursement and Cost Sharing Agreement between Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC dated May 7, 2021, incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4/A (file no. 333-255171) filing dated May 12, 2021

10.3
Trademark License Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2021, incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4/A (file no. 333-255171) filing dated May 12, 2021

10.4
Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated July 15 2021, incorporated by reference to Exhibit 10.11 to the Company’s Post-Effective Amendment no. 6 to its Registration Statement on Form S-11 (file no. 333-215272) filing dated May 12, 2021

10.5
Form of Performance-Based CROP LTIP Unit Award Agreement, incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4/A (file no. 333-255171) filing dated May 12, 2021

10.6	Form of Time-Based CROP LTIP Unit Award Agreement, incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A filing (file no. 333-255171) dated May 12, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Program Effective as of June 29, 2021 (incorporated by reference to Exhibit 99.1 on Form 8-K filed June 29, 2021
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

By:	/s/ Daniel Shaeffer
Daniel Shaeffer, Chief Executive Officer

By:	/s/ Adam Larson
Adam Larson, Chief Financial Officer

Dated: August 16, 2021