Form 10-Q
period 2021-09-30
Cottonwood Communities, Inc.
filed 2021-11-12
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 10, 2021, there were 23,535,075 and 17,518 shares of the registrant’s Class A and Class TX (previously Class T) common stock outstanding, respectively, and no shares of Class T, Class D and Class I outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Real estate assets, net	$1,465,880	$161,092
Investments in unconsolidated real estate entities	157,915	30,000
Investments in real-estate related loans	9,737	8,255
Cash and cash equivalents	41,313	4,362
Restricted cash	21,721	271
Other assets	30,334	825
Total assets	$1,726,900	$204,805
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$685,505	$70,320
Construction loans, net	101,930	—
Preferred stock, net	221,187	29,825
Unsecured promissory notes, net	48,643	—
Performance participation allocation due to affiliate	35,979	—
Accounts payable, accrued expenses and other liabilities	54,302	2,577
Total liabilities	1,147,546	102,722
Commitments and contingencies (Note 12)
Equity and noncontrolling interests
Stockholders' equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized; 23,576,045 shares issued and outstanding at September 30, 2021; 12,232,289 shares issued and outstanding at December 31, 2020	235	122
Additional paid-in capital	251,835	121,677
Accumulated distributions	(13,641)	(7,768)
Accumulated deficit	(44,508)	(11,948)
Total stockholders' equity	193,921	102,083
Noncontrolling interests
Limited partners	312,602	—
Partially owned entities	72,831	—
Total noncontrolling interests	385,433	—
Total equity and noncontrolling interests	579,354	102,083
Total liabilities, equity and noncontrolling interests	$1,726,900	$204,805

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental and other property revenues	$26,708	$3,055	$46,723	$7,606
Property management revenues	3,487	—	5,607	—
Other revenues	365	172	887	361
Total revenues	30,560	3,227	53,217	7,967
Operating expenses
Property operations expense	10,210	1,359	18,362	3,282
Property management expense	4,373	—	6,925	—
Reimbursable operating expenses	—	264	331	733
Asset management fee	2,392	811	4,720	1,942
Performance participation allocation	29,524	—	35,979	—
Depreciation and amortization	27,716	2,295	43,536	5,629
General and administrative expenses	2,978	1,535	7,416	2,315
Total operating expenses	77,193	6,264	117,269	13,901
Loss from operations	(46,633)	(3,037)	(64,052)	(5,934)
Equity in earnings (losses) of unconsolidated real estate entities	(1,154)	708	(855)	1,273
Interest income	64	7	201	197
Interest expense	(9,229)	(1,046)	(16,382)	(2,480)
Other (expense) income	(59)	49	(333)	188
Net loss	(57,011)	(3,319)	(81,421)	(6,756)
Net loss attributable to noncontrolling interests:
Limited partners	31,153	—	43,936	—
Partially owned entities	2,312	—	4,925	—
Net loss attributable to common stockholders	$(23,546)	$(3,319)	$(32,560)	$(6,756)

Weighted-average common shares outstanding	21,927,155	11,225,384	15,586,067	10,412,719
Net loss per common share - basic and diluted	$(1.07)	$(0.30)	$(2.09)	$(0.65)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands, except share data)

	Cottonwood Communities, Inc. Stockholders' Equity						Noncontrolling interests
	Common Stock		Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Shares	Amount
Balance at January 1, 2021	12,232,289	$122	$121,677	$(7,768)	$(11,948)	$102,083	$—	$—	$102,083
Share-based compensation	—	—	45	—	—	45	—	—	45
Distributions to investors	—	—	—	(1,511)	—	(1,511)	—	—	(1,511)
Net loss	—	—	—	—	(3,010)	(3,010)	—	—	(3,010)
Balance at March 31, 2021	12,232,289	122	121,722	(9,279)	(14,958)	97,607	—	—	97,607
CRII Merger	430,070	4	4,654	—	—	4,658	363,278	221,656	589,592
Development contributions from noncontrolling interests	—	—	—	—	—	—	—	83	83
Share-based compensation	—	—	—	—	—	—	421	—	421
Other	—	—	(200)	—	—	(200)	—	—	(200)
Distributions to investors	—	—	—	(1,546)	—	(1,546)	(2,312)	(1,256)	(5,114)
Net loss	—	—	—	—	(6,004)	(6,004)	(12,783)	(2,613)	(21,400)
Balance at June 30, 2021	12,662,359	126	126,176	(10,825)	(20,962)	94,515	348,604	217,870	660,989
CMRI Merger	5,762,253	58	70,036	—	—	70,094	—	(79,447)	(9,353)
CMRII Merger	5,232,957	52	57,324	—	—	57,376	—	(63,752)	(6,376)
Development contributions from noncontrolling interests	—	—	—	—	—	—	—	567	567
Share-based compensation	—	—	—	—	—	—	552	—	552
Repurchase of common stock	(81,524)	(1)	(838)	—	—	(839)	—	—	(839)
Repurchase of OP Units	—	—	—	—	—	—	(1,440)	—	(1,440)
Other	—	—	(863)	—	—	(863)	—	—	(863)
Distributions to investors	—	—	—	(2,816)	—	(2,816)	(3,961)	(95)	(6,872)
Net loss	—	—	—	—	(23,546)	(23,546)	(31,153)	(2,312)	(57,011)
Balance at September 30, 2021	23,576,045	$235	$251,835	$(13,641)	$(44,508)	$193,921	$312,602	$72,831	$579,354

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
(in thousands, except share data)

	Cottonwood Communities, Inc. Stockholders' Equity						Noncontrolling interests
	Common Stock		Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Shares	Amount
Balance at January 1, 2020	8,851,759	$89	$87,974	$(2,370)	$(3,396)	$82,297	$—	$—	$82,297
Issuance of common stock	1,304,712	13	12,964	—	—	12,977	—	—	12,977
Distributions to investors	—	—	—	(1,183)	—	(1,183)	—	—	(1,183)
Net loss	—	—	—	—	(790)	(790)	—	—	(790)
Balance at March 31, 2020	10,156,471	102	100,938	(3,553)	(4,186)	93,301	—	—	93,301
Issuance of common stock	709,841	7	7,042	—	—	7,049	—	—	7,049
Share-based compensation	—	—	27	—	—	27	—	—	27
Distributions to investors	—	—	—	(1,310)	—	(1,310)	—	—	(1,310)
Net loss	—	—	—	—	(2,648)	(2,648)	—	—	(2,648)
Balance at June 30, 2020	10,866,312	109	108,007	(4,863)	(6,834)	96,419	—	—	96,419
Issuance of common stock	740,761	7	7,365	—	—	7,372	—	—	7,372
Repurchase of common stock	(31,307)	—	(268)	—	—	(268)	—	—	(268)
Share-based compensation	—	—	22	—	—	22	—	—	22
Distributions to investors	—	—	—	(1,413)	—	(1,413)	—	—	(1,413)
Net loss	—	—	—	—	(3,319)	(3,319)	—	—	(3,319)
Balance at September 30, 2020	11,575,766	$116	$115,126	$(6,276)	$(10,153)	$98,813	$—	$—	$98,813

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(81,421)	$(6,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,536	5,629
Share-based compensation	1,018	49
Other operating	1,150	460
Equity in earnings (losses) of unconsolidated real estate entities	855	(1,273)
Distributions from unconsolidated real estate entities - return on capital	2,936	—
Changes in operating assets and liabilities:
Other assets	(431)	(372)
Performance participation allocation	35,979	—
Accounts payable, accrued expenses and other liabilities	7,220	2,438
Net cash provided by operating activities	10,842	175
Cash flows from investing activities:
Cash, cash equivalents and restricted cash acquired in connection with the CRII Merger	51,943	—
Acquisition of real estate	—	(53,905)
Capital expenditures and development activities	(50,625)	(164)
Investments in unconsolidated real estate entities	(12,909)	(20,211)
Contributions to investments in real-estate related loans	(10,871)	(4,774)
Proceeds from settlement of investments in real-estate related loans	9,332	—
Other investing activities	941	—
Net cash used in investing activities	(12,189)	(79,054)
Cash flows from financing activities:
Principal payments on mortgage notes	(195)	—
Proceeds from revolving credit facility	8,500	12,000
Repayments on revolving credit facility	(15,000)	(13,500)
Proceeds from construction loans	37,816	—
Proceeds from issuance of Series 2019 Preferred Stock, net of issuance costs	46,771	17,446
Repurchase of preferred stock	(1,006)	—
Proceeds from issuance of common stock	—	26,513
Repurchase of common stock	(839)	(269)
Repurchase of OP Units	(1,440)	—
Distributions to common stockholders	(6,382)	(2,997)
Distributions to noncontrolling interests - limited partners	(6,260)	—
Distributions to noncontrolling interests - partially owned entities	(1,383)	—
Other financing activities	(834)	—
Net cash provided by financing activities	59,748	39,193
Net increase (decrease) in cash and cash equivalents and restricted cash	58,401	(39,686)
Cash and cash equivalents and restricted cash, beginning of period	4,633	47,742
Cash and cash equivalents and restricted cash, end of period	$63,034	$8,056

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)
	Nine Months Ended September 30,
	2021	2020
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$41,313	$7,775
Restricted cash	21,721	281
Total cash and cash equivalents and restricted cash	$63,034	$8,056

Supplemental disclosure of non-cash investing and financing activities:
CRII Merger
Fair value of assets acquired and liabilities assumed with the CRII Merger:
Real estate assets	$1,296,241	$—
Investments in unconsolidated real estate entities	$118,829	$—
Intangibles	$32,122	$—
Debt	$734,852	$—
Preferred stock	$143,979	$—
Other assets acquired	$62,166	$—
Other liabilities assumed	$40,935	$—
Fair value of equity issued to CRII Shareholders in the CRII Merger	$4,658	$—
Fair value of noncontrolling interests from the CRII Merger	$584,934	$—
CMRI Merger
Settlement of promote upon closing of the CMRI Merger	$5,585	$—
Settlement of CMRI promissory notes and interest with CROP	$1,545	$—
Net liabilities assumed with the CMRI Merger	$2,223	$—
CMRII Merger
Settlement of promote upon closing of the CMRII Merger	$2,424	$—
Settlement of CMRII promissory notes and interest with CROP	$2,475	$—
Net liabilities assumed with the CMRII Merger	$1,477	$—
Credit facility entered into in conjunction with acquisition of real estate	$—	$49,616

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Organization and Business
Cottonwood Communities, Inc. ("CCI") is a Maryland corporation formed to invest in multifamily apartment communities and real estate-related assets located throughout the United States. The Company elected to be taxed as a real estate investment trust or REIT beginning with the taxable year ending December 31, 2019. The Operating Partnership, together with its subsidiaries, holds the Company's real estate interests and conducts the ongoing operations of the Company. Our Operating Partnership was Cottonwood Communities O.P., LP ("CCOP") prior to the CRII Merger and is Cottonwood Residential O.P., LP ("CROP") after the CRII Merger. The CRII Merger is defined and described in more detail below. CCI is the sole member of the general partner of the Operating Partnership, and owns general partners interests in our Operating Partnership alongside third party limited partners. As used herein, the term “Company”, “we”, “our” or “us” includes our Operating Partnership and its subsidiaries, unless the context indicates otherwise.

CC Advisors III, LLC ("CCA III") manages our business as our external advisor and, as of the CRII Merger described below, is the Special Limited Partner owning a special partner interest in CROP. Following the CRII Merger, we became the property manager for our stabilized multifamily apartment communities and employ certain personnel who manage our operations directly.

We conducted an initial public offering of $750.0 million in shares of common stock (the "Offering"), consisting of $675.0 million in shares offered in our primary offering and $75.0 million in shares offered through our distribution reinvestment plan (the "DRP Offering”) from August 2018 through December 2020 when our board of directors suspended the Offering to pursue the mergers described below. The Offering consisted of two classes of our common stock, Class A and Class TX (previously designated Class T). The share classes had different underwriting compensation expenses that were paid on our behalf by CCA III. We received gross offering proceeds in the Offering, including proceeds in the DRP Offering of approximately $122.0 million.

On August 12, 2021, we filed a registration statement to register $1.0 billion in shares of common stock in a follow-on offering (the "Follow-on Offering"), consisting of $900.0 million in shares of Class T, Class D and Class I common stock offered in a primary offering and $100.0 million in shares of Class A, Class TX, Class T, Class D and Class I common stock offered through the DRP Offering. Underwriting compensation expenses for the Follow-on Offering will effectively be paid by purchasers of the new classes or borne by us. On November 4, 2021 the SEC declared our registration statement for the follow-on offering effective.

On November 8, 2019, we launched a private placement offering exempt from registration under the Securities Act (the "Private Offering") pursuant to which, as of September 30, 2021, we were offering $100.0 million in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share. Subsequent to September 30, 2021, and as described in Note 13, our board of directors approved an increase in the size of the Private Offering to $125.0 million. Offering-related expenses in the Private Offering are paid from offering proceeds.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of September 30, 2021, we owned interests in 29 multifamily apartment communities with a total of 8,373 units, which includes 1,079 units in four multifamily apartment communities under construction. In addition, we had preferred equity investments in three multifamily apartment developments totaling 1,073 units, a mezzanine loan in one 300-unit multifamily apartment development, two parcels of land held for development as well as various smaller real estate investments. We also manage 21 properties for third parties, bringing the total number of multifamily apartment communities which we own interests in, invest, or manage to 56, representing 15,557 units in 13 states.

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

As a result of the CRII Merger, we acquired CRII’s property management business and its employees as well as the personnel who historically performed certain administrative and other services for us on behalf of CCA III, including legal, accounting, property development oversight and certain services relating to construction management, shareholder relations, human resources, renter insurance and information technology. As a result of the CRII Merger, we manage approximately 13,400 units in stabilized assets, including approximately 7,300 for Cottonwood affiliates (including us), and are currently leasing up a 341 unit development project. We also directly employ the individuals that perform the foregoing administrative services. CCA III continues to manage our business as our external advisor pursuant to an amended and restated advisory agreement.

Change in Sponsor

Immediately prior to the consummation of the CRII Merger, CRII and its affiliates completed certain transactions to restructure the ownership of CCA III such that our sponsor changed from CRII to Cottonwood Communities Advisors, LLC, the sole owner of CCA III.

CMRI Merger and CMRII Merger

In addition to the CRII Merger that closed on May 7, 2021, on January 26, 2021, we entered into separate merger agreements to acquire each of Cottonwood Multifamily REIT I, Inc. ("CMRI") and its operating partnership ("CMRI Merger") and Cottonwood Multifamily REIT II, Inc. ("CMRII") and its operating partnership ("CMRII Merger") in stock-for-stock transactions. Each REIT merger was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.

On July 15, 2021, we completed the CMRI Merger and the CMRII Merger. At the effective time of the CMRI Merger, each issued and outstanding share of CMRI’s common stock converted into 1.175 shares of our Class A common stock. At the effective time of the CMRII Merger, each issued and outstanding share of CMRII’s common stock converted into 1.072 shares of our Class A common stock. In addition, each partnership unit in CMRI's operating partnership and CMRII's operating partnership, which equaled the total number of common stock in CMRI and CMRII, respectively, issued and outstanding immediately prior to the respective merger, converted into common limited partner units in CROP at the same exchange ratio. Upon consummation of the CMRI Merger and the CMRII Merger, the separate existence of CMRI and CMRII and their related operating partnerships ceased. Each asset held by CMRI and CMRII was owned through joint ventures with CROP. As a result of the consummation of the CMRI Merger and the CMRII Merger, our ownership interest in the properties held through joint ventures with CMRI and CMRII increased to 100% on July 15, 2021.

Much of our structure and agreements have changed materially as a result of the CRII Merger on May 7, 2021 and were further impacted as a result of the CMRI Merger and CMRII Merger, which both closed on July 15, 2021. Accordingly, information presented in these condensed consolidated financial statements may not be directly comparable to prior periods.

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

Business Combinations

The CRII Merger was accounted for as a business combination. We account for business combinations by recognizing assets acquired and liabilities assumed at their fair values as of the acquisition date and expensing transaction costs. Differences between the transaction price and the fair value of identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, are accounted for as goodwill, or conversely, as a gain on bargain purchase. Transaction costs are included within general and administrative expenses on our condensed consolidated statements of operations as incurred.

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

Noncontrolling Interests

The portion of ownership interests in consolidated entities not held by CCI are reported as noncontrolling interests. Equity and net income (loss) attributable to CCI and to noncontrolling interests are presented separately on the consolidated financial statements. Changes in noncontrolling ownership interests, as in the case of the CMRI Merger and CMRII Merger, are accounted for as equity transactions.
Noncontrolling interest – limited partners – These noncontrolling interests represent ownership interest in CROP ("OP Units") not held by CCI, the general partner. Net income or loss is allocated to these limited partners of CROP based on their ownership percentage. Issuance of additional common stock by CCI or OP Units to limited partners changes the ownership interests of both CCI and the limited partners of CROP.
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
Refer to Note 11 for more information on our noncontrolling interests.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets (in thousands):

	September 30, 2021	December 31, 2020
Land	$169,751	$23,894
Buildings and improvements	1,113,158	139,110
Furniture, fixtures and equipment	3,073	3,983
Intangible assets	37,027	3,809
Construction in progress (1)	194,811	—
	1,517,820	170,796
Less: Accumulated depreciation and amortization	(51,940)	(9,704)
Real estate assets, net	$1,465,880	$161,092

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.

CRII Merger

On May 7, 2021, we completed the CRII Merger, which was accounted for as a business combination in accordance with ASC 805, Business Combinations ("ASC 805"). Based on an evaluation of the relevant factors and the guidance in ASC 805, CCI was determined to be both the legal and accounting acquirer. In order to make this consideration, various factors have been analyzed including which entity issued its equity interests, relative voting rights, existence of noncontrolling interests, control of the board of directors, management composition, relative size, transaction initiation, operational structure, relative composition of employees, and other factors. The most significant factor identified was the relative voting rights, as CCI stockholders hold the majority of the controlling financial (voting) interests. CCI also initiated the transaction and was the entity issuing common equity interests in the merger.

The consideration given in exchange for CRII (in thousands, except share and per share data) is as follows:

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

Assets
Real estate assets (1)	$1,296,241
Investments in unconsolidated real estate entities	118,829
Cash and cash equivalents	31,799
Restricted cash	20,144
Other assets (2)	42,345
Total assets acquired	$1,509,358

Liabilities
Mortgage notes, net	$622,095
Construction loans	64,114
Preferred stock	143,979
Unsecured promissory notes	48,643
Accounts payable, accrued expenses and other liabilities	40,935
Total liabilities assumed	919,766
Consolidated net assets acquired	589,592
Noncontrolling interests (3)	(584,934)
Net assets acquired	$4,658

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

The revenue and net loss generated from the assets acquired and liabilities assumed with the CRII Merger since the May 7, 2021 acquisition date to September 30, 2021 are as follows (in thousands):

Revenue	$43,801
Net loss	$(29,272)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pro forma revenue:
Historic results	$30,560	$3,227	$53,217	$7,967
CRII Merger (excluding those in historic results)	—	21,045	36,657	64,590
Total	$30,560	$24,272	$89,874	$72,557

Pro forma net loss:
Historic results	$(57,011)	$(3,319)	$(81,421)	$(6,756)
CRII Merger (excluding those in historic results)	16,609	(8,556)	(13,300)	(58,197)
Total	$(40,402)	$(11,875)	$(94,721)	$(64,953)

The pro forma information is not necessarily indicative of the results which actually would have occurred if the business combination had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods. Pro forma net losses for the nine months ended September 30, 2020 include the amortization of $33.2 million of intangible lease assets, which have a weighted-average amortization period of 0.5 years.
CMRI Merger and CMRII Merger

We consolidated the properties that CMRI and CMRII invested in through joint ventures with CROP with the closing of the CRII Merger in May 2021. As a result of the consummation of the CMRI Merger and the CMRII Merger in July 2021, our ownership interest in these properties increased to 100%. The acquisition of an additional ownership interest of a consolidated entity is accounted for as an equity transaction. Accordingly, CMRI's and CMRII's noncontrolling interest in the properties was reduced by its carrying amount and the difference between the carrying amount and the consideration paid was recorded as an adjustment to our equity through additional paid-in capital. Information regarding these equity transactions is as follows (in thousands, except share and per share data):

Consideration	CMRI Merger	CMRII Merger
Common stock issued and outstanding	4,904,045	4,881,490
Exchange ratio	1.175	1.072
CCI common stock issued as consideration	5,762,253	5,232,957
Per share value of CCI Common Stock	$11.7865	$11.7865
Fair value of CCI Common Stock issued	$67,917	$61,678
Settlement of promote	5,585	2,424
Settlement of CMRI and CMRII promissory notes and interest with CROP	1,545	2,475
Net liabilities assumed	2,223	1,477
Total consideration	$77,270	$68,054

Change in equity	CMRI Merger	CMRII Merger
Carrying amount of noncontrolling interest	$79,447	$63,752
Total consideration	77,270	68,054
Additional paid in capital adjustment	$2,177	$(4,302)

Fair value of CCI Common Stock issued	$67,917	$61,678
Additional paid in capital adjustment	2,177	(4,302)
Total change in equity	$70,094	$57,376

Asset acquisition

During the nine months ended September 30, 2021, there were no asset acquisitions of consolidated real estate assets in 2021.

On March 19, 2020, we acquired Cottonwood One Upland, a multifamily apartment community in the Greater Boston area for $103.6 million, excluding closing costs. We funded the purchase with an initial draw of $50.0 million from our $67.6 million credit facility with JP Morgan and proceeds from our offerings. Acquired assets and liabilities were recorded at relative fair value as an asset acquisition. The following table summarizes the purchase price allocation of Cottonwood One Upland during the nine months ended September 30, 2020 (in thousands):

	Allocated Amounts
Property	Building	Land	Land Improvements	Personal Property	Intangible	Total
Cottonwood One Upland	$82,146	$14,515	$3,009	$1,967	$2,305	$103,942

The weighted-average amortization period for the intangible lease assets acquired in connection with the Cottonwood One Upland acquisition was 0.5 years.

4. Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of September 30, 2021 and December 31, 2020 (in thousands):

			Balance at
Property / Development	Location	% Owned	September 30, 2021	December 31, 2020
Stabilized Assets
3800 Main	Houston, TX	50.0%	$10,372	$—
Cottonwood Bayview	St. Petersburg, FL	71.0%	32,274	—
Cottonwood Ridgeview	Plano, TX	90.5%	35,169	—
Fox Point	Salt Lake City, UT	52.8%	16,674	—
Toscana at Valley Ridge	Lewisville, TX	58.6%	9,594	—
Melrose Phase II	Nashville, TN	24.9%	5,035	—
Preferred Equity Investments
Lector85	Ybor City, FL		12,599	11,396
Vernon Boulevard	Queens, NY		17,499	15,886
Riverfront	West Sacramento, CA		16,212	2,718
Other			2,487	—
Total			$157,915	$30,000

Our investments in unconsolidated real estate entities for the stabilized assets above were acquired on May 7, 2021 as part of the CRII Merger. Equity in losses for our stabilized assets during the period from the CRII Merger closing on May 7, 2021 to September 30, 2021 was $4.8 million.

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value ("HLBV") method. Equity in earnings for our preferred equity investments for the nine months ended September 30, 2021 and 2020 were approximately $3.9 million and $1.3 million, respectively. During the nine months ended September 30, 2021, we funded the remaining $12.4 million commitment on our Riverfront preferred equity investment. As of September 30, 2021, we had fully funded our commitments on all of our preferred equity investments.

5.    Investments in Real-Estate Related Loans
Dolce B Note
On May 7, 2021, the borrower of the Dolce B Note prepaid in full the outstanding principal balance plus accrued interest as a result of refinancing the project upon completion.

During the period from January 1, 2021 to May 7, 2021, we issued approximately $1.1 million, bringing the total amount funded on the $10.0 million B Note to approximately $9.3 million prior to repayment by the borrower in full on May 7, 2021.

During the period from January 1, 2021 to the May 7, 2021, net interest income from the Dolce B Note was approximately $326,000. Net interest income from the Dolce B Note was approximately $172,000 and $361,000 for the three and nine months ended September 30, 2020, respectively, and is classified within other revenues on our condensed consolidated statements of operations.

Integra Peaks Mezzanine Loan

On June 30, 2021, we entered into a co-lender agreement to participate in a $19.5 million mezzanine loan originated for the purpose of developing a 300-unit multifamily apartment community located in Reno, Nevada. The project is expected to consist of five 4-story elevator serviced garden-style apartments situated on a 12.1 acre site. The borrower, an unaffiliated third party, will use the mezzanine loan proceeds, along with $14.1 million in common equity and $42.5 million in construction loan proceeds to complete the project.

Pursuant to the terms of the co-lender agreement, we committed to fund a total of $13.0 million of the mezzanine loan, with the remaining $6.5 million funded by our co-lender (an unaffiliated third party). Generally, we and our co-lender participate on parity with respect to draw requests, interest and priority in repayment at maturity. The mezzanine loan bears interest at a rate of 12.0% per annum, compounded monthly, and, subject to certain limitations and fees, may be prepaid in whole or in part.

As of September 30, 2021, the borrower had funded its entire common equity commitment and we had funded approximately $9.7 million of our commitment under the co-lender agreement. The undrawn mezzanine loan proceeds are expected to be fully drawn by the end of 2021, at which point the borrower will commence draws on the construction loan. The mezzanine loan has an original maturity date of March 30, 2024 with two one-year extension options.

Net interest income from the Integra Peaks Mezzanine Loan was approximately $216,000 for both the three and nine months ended September 30, 2021 and is classified within other revenues on our condensed consolidated statements of operations.

6.    Debt
Mortgage Notes and Revolving Credit Facility
The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of September 30, 2021 and December 31, 2020 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	September 30, 2021	December 31, 2020
Fixed rate loans
Fixed rate mortgages	4.03%	3.9 Years	$213,400	$35,995
Total fixed rate loans			213,400	35,995
Variable rate loans (2)
Floating rate mortgages	2.80%	6.3 Years	440,813	—
Variable rate revolving credit facility (3)	1.63%	3.5 Years	29,000	35,500
Total variable rate loans			469,813	35,500
Total secured loans			683,213	71,495
Unamortized debt issuance costs			(999)	(1,175)
Premium on assumed debt, net			3,291	—
Mortgage notes and revolving credit facility, net			$685,505	$70,320

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed.
(2) The interest rate of our variable rate loans is primarily based on one-month LIBOR.
(3) We may obtain advances secured against Cottonwood One Upland up to $67.6 million on our variable rate revolving credit facility, as well as finance other future acquisitions up to $125.0 million in total revolving debt capacity, as long as certain loan-to-value ratios and other requirements are maintained.

The aggregate maturities, including amortizing principal payments on mortgage notes for years subsequent to September 30, 2021 are as follows (in thousands):

Year	Total
2021	$582
2022	2,354
2023	112,456
2024	140,371
2025	4,106
Thereafter	423,344
$683,213

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of September 30, 2021.
Construction Loans

Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at September 30, 2021
Sugarmont	One-Month USD Libor + 3.0%	September 30, 2022	$63,250	$57,287
Park Avenue	One-Month USD Libor + 1.75%	November 30, 2023	37,000	24,654
Cottonwood on Broadway	One-Month USD Libor + 1.9%	May 15, 2024	44,625	19,989
Cottonwood on Highland	One-Month USD Libor + 2.75% (1)	December 1, 2024	37,000	—
			$181,875	$101,930

(1) The Libor rate for the Cottonwood on Highland construction loan is subject to a minimum floating index embedded floor rate of 0.5%, resulting in a minimum interest rate of 3.25%.

Unsecured Promissory Notes, Net
CROP issued notes to foreign investors outside of the United States. These notes are unsecured and subordinate to all of CROP's debt. Each note has two one-year extension options during which the interest rate will increase 0.25% each additional period.
    Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date	September 30, 2021
2017 6.25% Notes	$5,000	6.25%	December 31, 2021	$5,000
2017 6% Notes	35,000	6.00%	December 31, 2022	20,918
2019 6% Notes	25,000	6.00%	December 31, 2023	22,725
	$65,000			$48,643

7.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of September 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real-estate related loans	$9,737	$9,737	$8,206	$8,206

Financial Liability:
Fixed rate mortgages	$213,400	$217,326	$35,995	$38,658
Floating rate mortgages	$440,813	$443,290	$—	$—
Variable rate revolving credit facility	$29,000	$29,000	$35,500	$35,500
Construction loans	$101,930	$101,930	$—	$—
Series 2016 Preferred Stock	$140,428	$140,428	$—	$—
Series 2017 Preferred Stock	$2,586	$2,586	$—	$—
Series 2019 Preferred Stock	$85,944	$85,944	$32,933	$32,933
Unsecured promissory notes, net	$48,643	$48,643	$—	$—

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

Information on our preferred stock is as follows:

					Shares Outstanding at
	Dividend Rate	Extension Dividend Rate	Redemption Date	Maximum Extension Date	September 30, 2021	December 31, 2020
Series 2016 Preferred Stock (1)	6.5%	7.0%	January 31, 2022	January 31, 2023	14,042,810	—
Series 2017 Preferred Stock	7.5%	8.0%	January 31, 2022	January 31, 2024	258,550	—
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2023	December 31, 2025	8,594,356	3,308,326

(1) As of September 30, 2021, we are currently in the first extension period on our Series 2016 Preferred Stock resulting in an extension dividend rate of 7.0%.

During the nine months ended September 30, 2021 and 2020 we issued approximately $52.5 million and $19.4 million of Series 2019 Preferred Stock. During the nine months ended September 30, 2021 and 2020, we incurred approximately $2.2 million and $451,000 in dividends on our Series 2019 Preferred Stock, respectively. During the period from the CRII Merger closing on May 7, 2021 to September 30, 2021, we incurred approximately $4.0 million and $78,000 in dividends on our Series 2016 Preferred Stock and Series 2017 Preferred Stock, respectively.

During the nine months ended September 30, 2021, we repurchased 10,000 shares of Series 2019 Preferred Stock for $90,000 and during the period from the CRII Merger closing on May 7, 2021 to September 30, 2021 we repurchased 96,490 shares of Series 2016 Preferred Stock for approximately $916,000. No shares of Series 2019 Preferred Stock were repurchased during the nine months ended September 30, 2020.

Our preferred stock ranks senior to our common stock and on parity with each other with respect to distribution rights and rights upon liquidation, dissolution or winding up.

9. Stockholders' Equity
Other than the 11,425,280 of total common stock issued in connection with the CRII Merger, the CMRI Merger and the CMRII Merger, no shares of common stock were issued during the three or nine months ended September 30, 2021 as our offering was suspended. During the three and nine months ended September 30, 2020, we issued approximately $7.4 million and $27.4 million of common stock in the Offering, respectively. As of September 30, 2021, we had 23,576,045 of common stock outstanding, of which 23,558,527 was Class A common stock and 17,518 was Class TX (formerly Class T) common stock.

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

Asset management fees to our advisor for the three months ended September 30, 2021 and 2020 were approximately $2.4 million and $811,000, respectively. Asset management fees to our advisor for the nine months ended September 30, 2021 and 2020 were approximately $4.7 million and $1.9 million, respectively.

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

During the period from the CRII Merger closing on May 7, 2021 to September 30, 2021, we recognized $36.0 million of performance participation expense, an increase of $29.5 million from June 30, 2021, as a result of the increase in the value of our net assets. CROP's Operating Partnership agreement was amended with the CRII Merger in May 2021 to provide for the performance participation allocation. Therefore, no performance participation allocation was recognized prior to the CRII Merger.

Other

As a result of the CRII Merger, employees who had previously provided services to us and for which we reimbursed related expenses to our advisor are now our employees. As such, we had no reimbursable company operating expenses to our advisor or its affiliates during the three months ended September 30, 2021. Reimbursable company operating expenses to our advisor or its affiliates for the three months ended September 31, 2020 were approximately $264,000, respectively. Reimbursable company operating expenses to our advisor or its affiliates for the nine months ended September 30, 2021 and 2020 were approximately $331,000 and $733,000, respectively.

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

In conjunction with the CRII Merger, 528,451 time vesting LTIP units were awarded to executives as retention grants. As of September 30, 2021, there were 661,391 unvested time LTIP awards and 430,851 unvested performance LTIP awards outstanding. Share-based compensation was approximately $1.0 million and $49,000 for the nine months ended September 30, 2021 and 2020, respectively. Total unrecognized compensation expense for LTIP Units at September 30, 2021 is approximately $7.0 million and is expected to be recognized on a straight-line basis through June 2025.
Noncontrolling Interests - Partially Owned Entities
As of September 30, 2021, noncontrolling interests in entities not wholly owned by us ranged from 1% to 81%, with the average being 24%.

12.    Commitments and Contingencies

Integra Peaks Mezzanine Loan

As of September 30, 2021, we had a remaining commitment of up to approximately $3.3 million on the Integra Peaks Mezzanine Loan.

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of September 30, 2021, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

Environmental
As an owner of real estate, we are subject to various federal, state and local environmental laws. Compliance with existing laws has not had a material adverse effect on us. However, we cannot predict the impact of new or changed laws or regulations on our properties or on properties that we may acquire in the future.

Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan whereby stockholders may elect to have us apply their dividends and other distributions to the purchase of additional shares of common stock. The distribution reinvestment plan was suspended in December 2020 along with the Offering. On August 10, 2021, our board of directors adopted an amended and restated distribution reinvestment plan in connection with the registration of new classes of shares in the Follow-on Offering. The per share purchase price for shares purchased pursuant to the distribution reinvestment plan will be equal to the transaction price for such shares in effect on the distribution date. Shares will generally be sold at the prior month’s NAV per share of the class of share being purchased (which will be our most recently disclosed NAV per share at such time). We may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share (including by updating a previously disclosed transaction price) where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. However, our board of directors may determine, in its sole discretion, to designate certain distributions as ineligible for reinvestment through the distribution reinvestment plan, without notice to participants, without suspending the plan and without affecting the future operation of the plan with respect to participants. As of November 4, 2021 when the SEC declared the Follow-on Offering effective, we have resumed our distribution reinvestment plan offering.

Share Repurchase Programs

Preferred Stock
Our board of directors has adopted a share repurchase program with respect to our preferred stock whereby, upon the request of a holder of our Series 2016, Series 2017 or Series 2019 preferred stock, we may, at the sole discretion of the board of directors, repurchase their shares at the following prices, which are dependent on how long such preferred stockholder has held each share:

Share Purchase Anniversary	Repurchase Price
Less than 1 year	$8.80
1 year	$9.00
2 years	$9.20
3 years	$9.40
4 years	$9.60
5 years	$9.80
A stockholder’s death or complete disability, 2 years or more (Series 2019), 6 years or more (Series 2016 and Series 2017)	$10.00
Repurchase information on our Preferred Stock is disclosed in Note 8 above.

Common Stock

In December 2020, in conjunction with the pursuit of the mergers described in Note 1, we suspended our share repurchase program that permits holders of common stock to request, on a periodic basis, that we repurchase all or any portion of their shares. Our board of directors approved the resumption of the share repurchase program effective for repurchases for the month ended June 30, 2021 onward.

Our share repurchase program as currently in effect provides that we may make repurchases with an aggregate value of up to 2% of our aggregate net asset value or "NAV" each month and up to 5% of our NAV each quarter. We have no restrictions on the source of funds used to repurchase shares pursuant to our share repurchase program. For our Class T, Class D and Class I shares, the repurchase price will be equal to the transaction price at the date of repurchase, or at 95% of the transaction price on the repurchase date if the shares have been held for less than a year.

For our Class A and Class TX (formerly Class T) shares, the repurchase price will be equal to the transaction price at the date of repurchase, subject to the following: (i) shares that have been outstanding six years or more will be repurchased at 100% of the transaction price, (ii) shares that have been outstanding for at least five years and less than six years will be repurchased at 95.0% of the transaction price, (iii) shares that have been outstanding for at least three years and less than five years will be repurchased at 90.0% of the transaction price and (iv) shares that have been outstanding for at least one year and less than three years will be repurchased at 85.0% of the transaction price. The transaction price is the then-current offering price per share and is generally the prior month’s NAV per share for such class.

During both the three and nine months ended September 30, 2021, we repurchased 81,524 shares of Class A common stock pursuant to our share repurchase program for approximately $839,000, at an average repurchase price of $10.29. During both the three and nine months ended September 30, 2020, we repurchased 31,307 shares of Class A common stock pursuant to our share repurchase program for approximately $269,000, at an average repurchase price of $8.58. No shares of Class TX (formerly Class T) common stock were repurchased during the three or nine months ended September 30, 2021 and 2020.

Common Limited OP Units

Beginning one year after acquiring any Common Limited OP Units, the common limited partners have the right to request the Operating Partnership repurchase their Common Limited OP Units as described below. We may, in our sole discretion, honor the repurchase request at the following prices, which are dependent on how long such limited partner has held each unit:

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

Follow-on Offering

On November 4, 2021, the SEC declared the Follow-on Offering effective and we commenced the offer and sale of up to $1.0 billion in shares of common stock, consisting of $900.0 million in shares of Class T, Class D and Class I common stock offered in a primary offering and $100.0 million in shares of Class A, Class TX, Class T, Class D and Class I common stock offered through the DRP Offering.

Dividends Declared - Series 2016 Preferred Stock

On November 9, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00191781 to holders of record of our Series 2016 Preferred Stock for each day in the months of December 2021, January 2022 and February 2022. The daily distribution rate is equal to 7.0% annually on the $10.00 purchase price.

Dividends Declared - Series 2017 Preferred Stock

On November 9, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00205479 to holders of record of our Series 2017 Preferred Stock for each day in the months of December 2021 and January 2022, at which point the redemption date is reached. We anticipate that the Series 2017 Preferred Stock will be fully redeemed on the January 31, 2022 redemption date. The daily distribution rate is equal to 7.5% annually on the $10.00 purchase price.

Dividends Declared - Series 2019 Preferred Stock

On November 9, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00150685, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for each day in the months of December 2021, January 2022 and February 2022.

Distributions Declared - Common Stock
On November 9, 2021, our board of directors declared a gross distribution for the month of November of $0.05416667, or $0.65 annually, for each class of our common stock to holders of record on November 30, 2021, to be paid in December. Each class of our common stock will receive the same aggregate gross distribution per share. The net distribution varies for each class based on applicable distribution fees, which are deducted from the monthly distribution per share and paid directly to the applicable distributor.

Distributions Declared - CROP Units

As the sole member of the sole general partner of CROP, we declared distributions on Common Limited OP Units an Preferred OP Units to correspond to the distributions declared on our common stock and preferred stock.

Private Offering - Series 2019 Preferred Stock

On October 7, 2021, our board of directors approved an increase in the size of the Private Offering for our Series 2019 Preferred Stock to 12,500,000 shares ($125.0 million).

Alpha Mill Transaction

On November 2, 2021, we sold to certain unaffiliated third parties approximately 43% of our 100% ownership interest in Alpha Mill apartments, a 267-unit apartment community located in Charlotte, North Carolina. Pursuant to the terms of the private offering through which the third party sales occurred, we may sell up to an additional 37% through March 31, 2022 (which date may be extended to August 31, 2022). We will retain at least a 20% ownership interest in Alpha Mill apartments under the terms of the offering and financing documents, and will also continue to provide property and asset management services. Among other material terms, the offering provides that each purchaser of an interest in Alpha Mill apartments will enter into an option agreement which provides us the right to re-acquire such purchasers interest at fair value beginning on October 31, 2023 (but only after any purchaser has owned their interest in Alpha Mill apartments for at least two years). The purchaser may elect to receive limited partnership units in CROP (our operating partnership) or cash in the event we exercise our option. As a result of this transaction, Alpha Mill will be deconsolidated on November 2, 2021 and our remaining ownership interest in this property will be recorded as an investment in unconsolidated real estate.

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

•The amount of distributions we may make is uncertain. Our distributions may be paid from sources such as borrowings, offering proceeds, advances or the deferral of fees and expense reimbursements (which may constitute a return of capital). We have not established a limit on the amount of proceeds from this offering that we may use to fund distributions. Distributions from sources other than our cash flow from operations would reduce the funds available to us for investments in multifamily apartment communities and multifamily real estate-related assets, which could reduce your overall return. During the early stages of our operations, it is likely that we will use sources of funds which may constitute a return of capital to fund distributions. As of September 30, 2021, we have funded a portion of our distributions with offering proceeds.

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

Overview

Cottonwood Communities, Inc. invests primarily in multifamily apartment communities and multifamily real estate-related assets throughout the United States. Generally, we intend to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market). From time to time, we will evaluate these allocations and may make adjustments based on real estate market conditions and investment opportunities. We will not forego what we believe to be a good investment because it does not precisely fit our expected portfolio composition.

We conducted an initial public offering of $750.0 million in shares of common stock (the "Offering"), consisting of $675.0 million in shares offered in our primary offering and $75.0 million in shares offered through our distribution reinvestment plan (the "DRP Offering”) from August 2018 through December 2020 when our board of directors suspended the Offering to pursue the mergers described below. The Offering consisted of two classes of our common stock, Class A and Class TX (previously designated Class T). The share classes had different underwriting compensation expenses that were paid on our behalf by CCA III. We received gross offering proceeds in the Offering, including proceeds in the DRP Offering, of approximately $122.0 million.

On August 12, 2021, we filed a registration statement to register $1.0 billion in shares of common stock in a follow-on offering (the "Follow-on Offering"), consisting of $900.0 million in shares of Class T, Class D and Class I common stock offered in a primary offering and $100.0 million in shares of Class A, Class TX, Class T, Class D and Class I common stock offered through the DRP Offering. Underwriting compensation expenses for the Follow-on Offering will effectively be paid by purchasers of the new classes or borne by us. On November 4, 2021 the SEC declared our registration statement for the follow-on offering effective.

On November 8, 2019, we launched a best-efforts private placement offering exempt from registration under the Securities Act for which we initially offered a maximum of $50.0 million in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering"). Offering-related expenses in the Private Offering are paid from offering proceeds. Our board of directors approved an increase in the size of the Private Offering to $100.0 million on March 23, 2021 and to $125.0 million on October 7, 2021.

We operate under the direction of our board of directors. Our external advisor, CC Advisors III, LLC ("CCA III"), through its team of real estate professionals selects our investments and manages our business, subject to the direction and oversight of our board of directors. Our advisor is an affiliate of our sponsor. In addition, we employ 338 individuals, including our Chief Legal Officer, Chief Operating Officer, and Chief Accounting Officer, with 261 employees serving as “site” employees at our properties and the remaining being corporate-level employees supporting our operations. Our employees are responsible for performing various operational services for us, including property management, legal, accounting, property development oversight and certain services relating to construction management, shareholder relations, human resources, renter insurance and information technology.

We elected to be taxed as a REIT beginning with our taxable year ended December 31, 2019. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership. Our Operating Partnership was Cottonwood Communities O.P., LP ("CCOP") prior to the CRII Merger, described below, and is Cottonwood Residential O.P., LP ("CROP") after the CRII Merger. We are the sole member of the sole general partner of the Operating Partnership and own general partner interests in the Operating Partnership alongside third party limited partners.

As of September 30, 2021, we have raised gross proceeds of approximately $85.8 million from the sale of Series 2019 Preferred Stock in the Private Offering and approximately $122.0 million from the sale of our common stock in the Offering, including the DRP Offering. We have primarily used the net proceeds to make investments in real estate related assets as further described below under Our Investments.

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

Further, as a result of the CRII Merger, we acquired CRII’s affiliate property manager and its employees, which currently manage approximately 13,400 units in stabilized assets, including approximately 7,300 for Cottonwood affiliates (including us), and are currently leasing up a 341 unit development project. In addition, we acquired the personnel who have historically performed certain administrative and other services for us on behalf of CCA III, including legal, accounting, property development oversight and certain services relating to construction management, shareholder relations, human resources, renter insurance and information technology. As a result, we directly employ the individuals that perform the foregoing administrative services as well as property management services. CCA III continues to manage our business as our external advisor pursuant to an amended and restated advisory agreement.

CMRI Merger and CMRII Merger

On January 26, 2021, we entered into separate agreements to acquire each of Cottonwood Multifamily REIT I, Inc. ("CMRI") and its operating partnership ("CMRI Merger"), and Cottonwood Multifamily REIT II, Inc. ("CMRII") and its operating partnership ("CMRII Merger") in stock-for-stock transactions whereby CMRI and CMRII would be merged into a wholly owned subsidiary of us. Each merger was intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.

On July 15, 2021, we completed the CMRI Merger and the CMRII Merger. At the effective time of the CMRI Merger, each issued and outstanding share of CMRI’s common stock converted into 1.175 shares of our Class A common stock. At the effective time of the CMRII Merger, each issued and outstanding share of CMRII’s common stock converted into 1.072 shares of our Class A common stock. In addition, each partnership unit in CMRI's operating partnership and CMRII's operating partnership, which equaled the total number of common stock in CMRI and CMRII, respectively, issued and outstanding immediately prior to the respective merger, converted into common limited partner units in CROP at the same exchange ratio. Upon consummation of the CMRI Merger and the CMRII Merger, the separate existence of CMRI and CMRII and their related operating partnerships ceased. Each asset held by CMRI and CMRII was owned through joint ventures with CROP. As a result of the consummation of the CMRI Merger and the CMRII Merger, our ownership interest in the properties held through joint ventures with CMRI and CMRII increased to 100% on July 15, 2021.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value ("NAV"). Pursuant to these valuation procedures, we computed a September 30, 2021 NAV per share for our outstanding Class A and Class TX shares of $15.4799. We had no outstanding Class T, Class D or Class I shares as of September 30, 2021. Until we sell shares of these classes, we will deem the NAV per share of these classes to be the NAV per share of our Class A and Class TX shares.

Please see our Current Report on Form 8-K/A, filed with the SEC on June 8, 2021 and available on the SEC’s website at www.sec.gov, for a more detailed description of our valuation procedures.

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

For the month ended September 30, 2021, the NAV for all of CCI’s classes of common stock as well as its Operating Partnership was $15.4799 per share, a 31.3% increase over the June 30, 2021 NAV of $11.7865 per share. The continued price movement is reflective of observed increases in the values of multifamily assets across the country, particularly in many of the growth markets where we have investments. Cap rates have moved favorably. Rental rates across our portfolio of operating properties have also grown substantially over the course of the year, with significant growth during the third quarter. Specifically, the weighted average change in lease rates across our portfolio for newly signed leases versus prior leases (lease tradeouts) was 22.0% in September of 2021 compared to 11.5% in June of 2021. The weighted average change in renewal rates across our portfolio was 6.6% in September of 2021 compared to 4.7% in June of 2021.
Our total NAV in the following table includes the NAV of our Class A and Class TX common stockholders, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of September 30, 2021 (in thousands except share data):

Components of NAV*	As of 9/30/2021
Investments in Multifamily Operating Properties	$1,721,612
Investments in Multifamily Development Properties	185,851
Investments in Real-estate Related Structured Investments	56,413
Operating Company, Land and Other Net Current Assets	53,124
Cash and Cash Equivalents	12,886
Secured Real Estate Financing	(868,496)
Subordinated Unsecured Notes	(48,643)
Preferred Equity	(228,957)
Accrued Performance Participation Allocation	(35,979)
NAV	$847,811
Fully-diluted Shares/Units Outstanding	54,768,452

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2021 (in thousands, except share and per share data):

	Class
	A	TX	OP(1)	Total
As of September 30, 2021
Monthly NAV	$364,684	$271	$482,856	$847,811
Fully-diluted Outstanding Shares/Units	23,558,527	17,518	31,192,407	54,768,452
NAV per Fully-diluted Share/Unit	$15.4799	$15.4799	$15.4799

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow methodology used in the September 30, 2021, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	5.81%	4.59%
Development Assets	6.41%	4.50%

* Presented as adjusted for the Company's economic ownership percentage in each asset, weighted by gross value.

A change in these assumptions would impact the calculation of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.0%	2.4%
	0.25% increase	(2.0)%	(2.3)%
Exit Capitalization Rate	0.25% decrease	3.8%	4.7%
	0.25% increase	(3.4)%	(4.2)%

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV (in thousands):

September 30, 2021
Stockholders’ equity	$193,921
Non-controlling interests attributable to limited partners	312,602
Total partners' capital of CROP under U.S. GAAP	506,523
Adjustments at share:
Preferred offering costs	(6,702)
Goodwill	(439)
Deferred tax liabilities	3,601
Accumulated depreciation and amortization	52,630
Accumulated depreciation and amortization associated with unconsolidated real estate entities	4,473
Unrealized promote	18,145
Unrealized net real estate and debt appreciation	269,580
NAV	$847,811

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

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. During the three months ended September 30, 2021, we did not experience significant disruptions in our operations from the COVID-19 pandemic; however, we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants and multifamily communities.

Our Investments

Information regarding our investments as of September 30, 2021 is as follows:

Stabilized Properties ($ in thousands)

Property Name	Location	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Date Property Value	Mortgage Debt Outstanding (1)	Physical Occupancy Rate	Percentage Owned by CROP
3800 Main	Houston, TX	319	831	May 2021	$58,100	$36,019	94.67%	50.00%
Alpha Mill	Charlotte, NC	267	830	May 2021	69,500	36,265	94.01%	100.00%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400	33,594	96.56%	100.00%
Cottonwood	Salt Lake City, UT	264	834	May 2021	47,300	21,645	94.32%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900	47,449	96.76%	71.00%
Cottonwood One Upland	Boston, MA	262	1,160	March 2020	103,600	29,000	93.51%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500	38,435	94.64%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	70,000	29,951	97.52%	90.45%
Cottonwood West Palm	West Palm Beach, FL	245	1,122	May 2019	66,900	35,995	98.37%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900	25,655	96.45%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600	34,000	95.97%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400	46,000	94.22%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900	33,750	96.17%	100.00%
Melrose	Nashville, TN	220	951	May 2021	67,400	47,100	96.80%	100.00%
Melrose Phase II	Nashville, TN	139	675	May 2021	40,350	21,500	94.20%	24.88%
Parc Westborough	Boston, MA	249	1,008	May 2021	74,000	38,010	95.98%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100	37,350	96.67%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500	26,675	96.60%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100	35,367	95.71%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500	48,719	96.79%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700	48,373	94.66%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200	36,400	94.44%	84.19%
Summer Park	Buford, GA	358	1,064	May 2021	75,500	44,620	96.93%	98.68%
The Marq Highland Park (2)	Tampa, FL	239	999	May 2021	65,700	32,260	95.40%	100.00%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700	30,700	98.26%	58.60%
Total / Weighted-Average		7,294	962		$1,638,750	$894,832	95.83%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) Excludes the commercial data in units count and physical occupancy.

Development Properties ($ in thousands)

Property Name	Location	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Estimated Completion Date	Investment Amount	Percentage Owned by CROP
Cottonwood on Broadway	Salt Lake City, UT	254	817	May 2021	2Q2022	$5,769	18.84% (1)
Park Avenue	Salt Lake City, UT	234	714	May 2021	1Q2022	5,901	22.57%(1)
Sugarmont	Salt Lake City, UT	341	904	May 2021	4Q2021	66,959	99.00%(3)
Cottonwood on Highland (2)	Millcreek, UT	250	757	May 2021	1Q2023	8,546	35.57%
Total		1,079				$87,175

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

Structured Investments ($ in thousands)

Property Name	Location	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
Lector85	Ybor City, FL	Preferred Equity	August 2019	254	$9,900	$9,900
Vernon Boulevard	Queens, NY	Preferred Equity	July 2020	534	15,000	15,000
Riverfront	West Sacramento, CA	Preferred Equity	November 2020	285	15,092	15,092
Integra Peaks at Damonte	Reno, NV	Mezzanine Loan	June 2021	300	13,000	9,698
Total				1,373	$52,992	$49,690

Land Held for Development ($ in thousands)

Property Name	Location	Purchase Date	Investment Amount	Percentage Owned by CROP
Block C (1)	Salt Lake City, UT	May 2021	$1,946	37.02%
Jasper	Salt Lake City, UT	June 2021	3,307	100.00%
Total			$5,253

(1) Cottonwood Multifamily Opportunity Fund, Inc., a fund sponsored by a subsidiary of CROP, indirectly owns a majority of the remaining interest.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Rental and other property revenues	$26,708	$3,055	$46,723	$7,606
Property management revenues	3,487	—	5,607	—
Other revenues	365	172	887	361
Total revenues	30,560	3,227	53,217	7,967
Operating expenses
Property operations expense	10,210	1,359	18,362	3,282
Property management expense	4,373	—	6,925	—
Reimbursable operating expenses	—	264	331	733
Asset management fee	2,392	811	4,720	1,942
Performance participation allocation	29,524	—	35,979	—
Depreciation and amortization	27,716	2,295	43,536	5,629
General and administrative expenses	2,978	1,535	7,416	2,315
Total operating expenses	77,193	6,264	117,269	13,901
Loss from operations	(46,633)	(3,037)	(64,052)	(5,934)
Equity in earnings (losses) of unconsolidated real estate entities	(1,154)	708	(855)	1,273
Interest income	64	7	201	197
Interest expense	(9,229)	(1,046)	(16,382)	(2,480)
Other (expense) income	(59)	49	(333)	188
Net loss	(57,011)	(3,319)	(81,421)	(6,756)
Net loss attributable to noncontrolling interests:
Limited partners	31,153	—	43,936	—
Partially owned entities	2,312	—	4,925	—
Net loss attributable to common stockholders	$(23,546)	$(3,319)	$(32,560)	$(6,756)

Weighted-average common shares outstanding	21,927,155	11,225,384	15,586,067	10,412,719
Net loss per common share - basic and diluted	$(1.07)	$(0.30)	$(2.09)	$(0.65)

Comparison of the Three Months Ended September 30, 2021 and 2020

We incurred net losses of $57.0 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively. The change was primarily driven by the increase in our portfolio of assets and the restructuring of the advisory and operating agreements, all as a result of the CRII Merger which closed on May 7, 2021. The assets acquired with the CRII merger brought on a significant amount of depreciation and amortization, interest expense on mortgages and preferred stock, losses from the property management business, and overhead costs associated with personnel, administrative and other services. Asset management fees increased with the size of the portfolio. The amended operating agreement provided a performance participation allocation expense of $29.5 million associated with the increase in NAV during the period. General and administrative expenses also increased primarily due to non-recurring legal, financial advisor, and other costs associated with the CMRI Merger and the CMRII Merger.

The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 10 of the condensed consolidated financial statements in this Part I of this report for additional information regarding the performance participation allocation.

Comparison of the Nine Months Ended September 30, 2021 and 2020

We incurred net losses of $81.4 million and $6.8 million for the nine months ended September 30, 2021 and 2020, respectively. The change was primarily driven by the CRII Merger as discussed in the previous section. The performance participation allocation expense was $36.0 million as a result of the increase in NAV from the CRII Merger date to September 30, 2021. In addition, we had a full nine months of activity from Cottonwood One Upland in 2021, compared to just over six months of activity in 2020, as Cottonwood One Upland was acquired in March 2020. General and administrative expenses also increased primarily due to non-recurring legal, financial advisor, and other costs associated with the CRII Merger, the CMRI Merger and the CMRII Merger.

We expect our results of operations in future periods will continue to fluctuate as we deploy capital in strategic real estate investments. We are in the acquisition phase of our life cycle, and the results of our operations will be impacted by the timing of our acquisitions and the equity raised through our offerings. In addition, our results of operations have been significantly impacted in 2021 due to the significance of the CRII Merger, the CMRI Merger and the CMRII Merger to our portfolio. Accordingly, our operating results for the three and nine months ended September 30, 2021 and 2020 are not directly comparable, nor are our results of operations for the three and nine months ended September 30, 2021 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of future investments in multifamily real estate-related assets. Changes in occupancy, fluctuations due to changes in the variable interest rate on our floating rate mortgages and our variable rate revolving credit facility and impacts of the COVID-19 pandemic as discussed above could also affect our operating results.

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

The following table presents the calculation of FFO and Core FFO (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders	$(23,546)	$(3,319)	$(32,560)	$(6,756)
Adjustments to arrive at FFO:
Real estate related depreciation and amortization	26,862	2,295	42,243	5,629
Depreciation and amortization from unconsolidated real estate entities	5,292	—	7,935	—
Loss allocated to noncontrolling interests - limited partners	(31,153)	—	(43,936)	—
Amount attributable to above from noncontrolling interests - partially owned entities	(3,290)	—	(6,985)	—
Funds from operations attributable to common stockholders and unit holders	(25,835)	(1,024)	(33,303)	(1,127)
Adjustments:
Amortization of intangible assets	855	—	1,293	—
Amortization of investments in real-estate related loan issuance costs	—	12	54	37
Accretion of discount on preferred stock	648	134	1,374	270
Amortization of mortgage note premium/discount	(150)	59	(190)	155
Performance participation allocation	29,524	—	35,979	—
Acquisition fees and expenses (1)	670	1,187	3,416	1,541
Accretion of below market leases	(377)	(22)	(594)	(54)
Amount attributable to above from unconsolidated real estate entities	(104)	—	368	—
Other non-recurring adjustments	(675)	—	(348)	—
Amount attributable to above from noncontrolling interests - partially owned entities	(23)	—	(118)	—
Core funds from operations attributable to common stockholders and unit holders	$4,533	$346	$7,931	$822

FFO per common share and unit - basic and diluted	$(0.49)	$(0.09)	$(1.03)	$(0.11)
Core FFO per common share and unit - basic and diluted	$0.09	$0.03	$0.24	$0.08
Weighted-average common shares and units outstanding	53,187,154	11,225,384	32,471,680	10,412,719

(1) Acquisition fees and expenses during the three and nine months ended September 30, 2021 and 2020 included costs associated with the CRII Merger, the CMRI Merger, and the CMRII Merger.

See "Results of Operations" above for further detail.

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended September 30, 2021, our total operating expenses exceeded the 2%/25% Limitation.

Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in increased performance participation allocation expense and the costs of the CRII Merger, the CMRI Merger and the CMRII Merger, our independent directors determined that the excess expenses were justified.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are and will be for the acquisition of multifamily apartment communities and investments in multifamily real estate-related assets; operating expenses, including the management fee we pay to our advisor and the performance participation allocation, capital expenditures and general and administrative expenses; payments under debt obligations; repurchases of common and preferred stock; and payments of distributions to stockholders. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Private Offering, the Follow-on Offering, from our credit facilities, other secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations, all of which may be adversely affected by the impact COVID-19.

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

As of September 30, 2021, we have $213.4 million of fixed rate debt and $571.7 million of variable rate debt, which includes $101.9 million of construction loans. $440.8 million, or 77.1% of our variable rate debt is accompanied by interest rate cap hedging instruments. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $48.6 million as of September 30, 2021.

We have various credit facilities in place that provide us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate and is secured by Cottonwood One Upland. We may obtain advances secured against One Upland up to $67.6 million on the JP Morgan Revolving Credit Facility, as well as finance other future acquisitions up to $125.0 million in total revolving debt capacity. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of September 30, 2021, we had advances of approximately $29.0 million on the JP Morgan Revolving Credit Facility. Additionally, we have three other credit facilities through Fannie Mae that may provide additional liquidity if necessary as long as we maintain certain loan-to-value ratios and other requirements as set forth in the loan documents.

We must redeem the Series 2019 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on December 31, 2023. This date may be extended by two one-year extension options. In addition, we must redeem the Series 2016 Preferred Stock and Series 2017 Preferred Stock for cash at a redemption price equal to $10.00 per share plus any accrued and unpaid dividends to the extent there are any funds legally available, on their respective redemption dates. The initial redemption date was January 31, 2021 for the Series 2016 Preferred Stock and it was extended to January 31, 2022 and may be extended for an additional one year. The redemption date for the Series 2017 Preferred Stock is January 31, 2022 and may be extended by two one-year extension options.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to pay offering costs in connection with the Private Offering and the Follow-on Offering, as well as make certain payments to our advisor pursuant to the terms of our advisory management agreement.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$10,842	$175
Net cash used in investing activities	(12,189)	(79,054)
Net cash provided by financing activities	59,748	39,193
Net increase (decrease) in cash and cash equivalents and restricted cash	$58,401	$(39,686)

Net cash flows provided by operating activities were $10.8 million during the nine months ended September 30, 2021, as a result of the CRII Merger which resulted in increased tenant receipts and property management fees. Net cash inflows were also due to income from structured investments and an increase in accounts payable and accrued liabilities, partially offset by operating expenses and payment of Preferred Stock interest. Cash flows provided by operating activities for the same period in 2020 were $175,000, primarily as a result of tenant receipts, interest income received on the Dolce B-Note, and interest received for cash on deposit combined with the deferral of payment on accounts payable, accrued expenses, and other liabilities.

Cash flows used in investing activities were $12.2 million during the nine months ended September 30, 2021, primarily due to investments in development projects and capital improvements, funding of preferred equity at Riverfront, and draws on the Integra Peaks mezzanine loan, largely offset by the cash acquired in connection with the CRII Merger and repayment on the Dolce B-Notes. Cash flows used in investing activities were $79.1 million for the same period in 2020 due to our purchase of Cottonwood One Upland, the Vernon Boulevard Investment, the Lector85 Investment, and the Dolce B-Note, as well as cash invested in capital improvements.

Cash flows provided by financing activities were $59.7 million during the nine months ended September 30, 2021, as a result of net proceeds we received from the issuance of Series 2019 Preferred Stock and proceeds from construction loans, offset partially by distributions paid to both common stockholders and noncontrolling interest holders, net repayments made on our JP Morgan Revolving Credit Facility, and repurchases of preferred stock, common stock and OP Units. Cash flows provided by financing activities were $39.2 million for the same period in 2020, driven mainly by the net proceeds we received from the issuance of our common stock and our Series 2019 Preferred Stock, offset partially by distributions paid to common stockholders and net repayments made on our JP Morgan Credit Facility.

Distributions

The following table shows distributions paid and cash flow provided by (used in) operating activities during the nine months ended September 30, 2021 and the year ended December 31, 2020 (in thousands):

	Nine Months Ended September 30,	Year Ended December 31, 2020
Distributions paid in cash - common stockholders	$6,382	$4,145
Distributions paid in cash to noncontrolling interests - limited partners	6,260	—
Distributions of DRP (reinvested)	—	1,107
Total distributions (1)	$12,642	$5,252

Source of distributions (2)
Paid from cash flows provided by operations	$10,842	$572
Paid from revolving credit facility	1,800	—
Paid from offering proceeds	—	3,573
Offering proceeds from issuance of common stock pursuant to the DRP	—	1,107
Total sources	$12,642	$5,252

Net cash provided by (used in) operating activities (2)	$10,842	$(2,816)

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

For the nine months ended September 30, 2021, distributions declared to common stockholders and limited partners were approximately $5.9 million and $6.3 million, respectively. For the nine months ended September 30, 2021, we paid aggregate distributions to common stockholders and limited partners of approximately $6.4 million and $6.3 million, all paid in cash due to our distribution reinvestment plan being suspended. For the nine months ended September 30, 2021, our net loss was approximately $81.4 million. Cash flows provided by operating activities for the nine months ended September 30, 2021 was approximately $10.8 million. Generally, for purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2020 for discussions of our critical accounting policies. As of September 30, 2021, our accounting policy over investments in real estate, specifically with regards to the acquisition of real estate, continues to be considered critical. With the consummation of the CRII Merger in the prior quarter and the consummation of the CMRI Merger and the CMRII Merger in the current quarter, we also consider our accounting policy for business combinations under ASC 805 to be critical. See Note 2 of the condensed consolidated financial statements in this Part I of this report for information regarding this policy.

Subsequent Events
Follow-on Offering

On November 4, 2021, the SEC declared the Follow-on Offering effective and we commenced the offer and sale of up to $1.0 billion in shares of common stock, consisting of $900.0 million in shares of Class T, Class D and Class I common stock offered in a primary offering and $100.0 million in shares of Class A, Class TX, Class T, Class D and Class I common stock offered through the DRP Offering.

Dividends Declared - Series 2016 Preferred Stock

On November 9, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00191781 to holders of record of our Series 2016 Preferred Stock for each day in the months of December 2021, January 2022 and February 2022. The daily distribution rate is equal to 7.0% annually on the $10.00 purchase price.

Dividends Declared - Series 2017 Preferred Stock

On November 9, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00205479 to holders of record of our Series 2017 Preferred Stock for each day in the months of December 2021 and January 2022, at which point the redemption date is reached. We anticipate that the Series 2017 Preferred Stock will be fully redeemed on the January 31, 2022 redemption date. The daily distribution rate is equal to 7.5% annually on the $10.00 purchase price.

Dividends Declared - Series 2019 Preferred Stock

On November 9, 2021, our board of directors declared cash distributions at a daily distribution rate of $0.00150685, or 5.5% annually on the $10.00 purchase price, to holders of record of our Series 2019 Preferred Stock for each day in the months of December 2021, January 2022 and February 2022.
Distributions Declared - Common Stock

On November 9, 2021, our board of directors declared a gross distribution for the month of November of $0.05416667, or $0.65 annually, for each class of our common stock to holders of record on November 30, 2021, to be paid in December. Each class of our common stock will receive the same aggregate gross distribution per share. The net distribution varies for each class based on applicable distribution fees, which are deducted from the monthly distribution per share and paid directly to the applicable distributor.

Distributions Declared - CROP Units

As the sole member of the sole general partner of CROP, we declared distributions on Common Limited OP Units and Preferred OP Units to correspond to the distributions declared on our common stock and preferred stock.

Private Offering - Series 2019 Preferred Stock

On October 7, 2021, our board of directors approved an increase in the size of the Private Offering for our Series 2019 Preferred Stock to 12,500,000 shares ($125.0 million).

Alpha Mill Transaction

On November 2, 2021, we sold to certain unaffiliated third parties approximately 43% of our 100% ownership interest in Alpha Mill apartments, a 267-unit apartment community located in Charlotte, North Carolina. Pursuant to the terms of the private offering through which the third party sales occurred, we may sell up to an additional 37% through March 31, 2022 (which date may be extended to August 31, 2022). We will retain at least a 20% ownership interest in Alpha Mill apartments under the terms of the offering and financing documents, and will also continue to provide property and asset management services. Among other material terms, the offering provides that each purchaser of an interest in Alpha Mill apartments will enter into an option agreement which provides us the right to re-acquire such purchasers interest at fair value beginning on October 31, 2023 (but only after any purchaser has owned their interest in Alpha Mill apartments for at least two years). The purchaser may elect to receive limited partnership units in CROP (our operating partnership) or cash in the event we exercise our option. As a result of this transaction, Alpha Mill will be deconsolidated on November 2, 2021 with our remaining ownership interest being reflected as an investment in unconsolidated real estate.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Information about the Private Offering and sales of the Series 2019 Preferred Stock in the Private Offering during the period covered by this Report has been previously furnished under Item 3.02 in Current Reports on Form 8-K as filed with the SEC.

Use of Proceeds

On August 13, 2018, our Registration Statement on Form S-11 (File No. 333-215272), covering an offering of up to $750,000,000 in shares of common stock through a primary offering of $675,000,000 and a distribution reinvestment plan ("DRP") offering of $75,000,000, was declared effective under the Securities Act. We commenced our initial public offering on August 13, 2018 upon retaining Orchard Securities, LLC as the dealer manager of our offering. Initially we were offering unclassified shares of our common stock in the primary offering at $10.00 per share (with discounts available to certain categories of purchasers) and unclassified shares of our common stock in the DRP Offering at $10.00 per share, all without any upfront costs or expenses charged to the investor. Effective October 15, 2019, pursuant to a post-effective amendment to our Registration Statement on Form S-11 filed October 9, 2019, we commenced offering two classes of shares of common stock: Class A and Class TX (formerly Class T), both at $10.00 per share (with discounts available to certain categories of purchasers of our Class A shares) in any combination with a dollar amount up to the maximum offering amount. The share classes had a different selling commission structure; however, these offering-related expenses were paid by our advisor without reimbursement by us. We suspended the offering in December 2020 and the offering terminated on August 13, 2021.

As of September 30, 2021, we had sold 12,246,078 and 17,518 shares of Class A and Class TX common stock, respectively, in the offering for aggregate gross offering proceeds of approximately $122.0 million, including 150,797 combined shares of Class A or Class TX common stock in the distribution reinvestment plan for aggregate gross offering proceeds of approximately $1.5 million.

All organizational and offering costs in connection with the sale of our Class A and Class TX shares were the obligation of our advisor. Organizational and offering costs in connection with the potential restructuring of the offering following the CRII Merger to transition the company to a perpetual-life net asset value or NAV REIT and add Class T, Class D and Class I shares for sale in the offering were paid by us. We did not incur any liability for or reimburse our advisor for any organizational and offering costs through May 7, 2021. Up to May 7, 2021, our advisor had incurred approximately $14.1 million in organizational and offering costs from the issuance of our Class A and Class TX common stock. Following the execution of the amended and restated advisory agreement, organizational and offering costs for the offering, with the exception of the deferred selling commission on the Class TX shares, were paid by us and as of September 30, 2021 totaled approximately $727,000.

Net proceeds from the offering have been and will be used to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets, including potential development projects, located throughout the United States. As of September 30, 2021, the net proceeds raised in the Offering had been used to invest in real estate, fund distributions to our stockholders, and fund operations when necessary.

Share Repurchase Program

Information regarding the shares available for repurchase under our share repurchase program and the price at which we repurchase shares is found in Note 12 to our condensed consolidated financial statements in Part I of this report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

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

3.14	Articles Supplementary for the Series 2019 Preferred Stock (incorporated by reference to Exhibit 3.1 on Form 8-K (No. 000-56165) filed October 18, 2021)
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018

4.2
Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus included in the Company’s Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021

4.3	Multiple Class Plan, incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment no. 7 to its Registration Statement on Form S-11 (No. 333-215272) filed August 11, 2021
4.4	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus included in the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754))

10.1
Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated July 15 2021, incorporated by reference to Exhibit 10.11 to the Company’s Post-Effective Amendment no. 6 to its Registration Statement on Form S-11 (file no. 333-215272) filing dated May 12, 2021

10.2
First Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated October 20, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754))

10.3
Dealer Manager Agreement (including the form of Soliciting Dealer Agreement) by and between Cottonwood Communities, Inc. and Orchard Securities, LLC dated November 4, 2021, incorporated by reference to Exhibit 1.1 on Form 8-K (No. 000-56165) filed November 10, 2021

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
99.1
Share Repurchase Program Effective as of October 7, 2021 (incorporated by reference to Exhibit 99.1 to the Company's Amendment no. 1 to its Registration Statement on Form S-11 (File No. 333-258754) filed October 21, 2021

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

Dated: November 12, 2021