Form 10-K
period 2021-12-31
Cottonwood Communities, Inc.
filed 2022-03-30
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________________________

FORM 10-K
________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

(801) 278-0700
(Registrant’s telephone number, including area code)

________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Class A common stock, $0.01 par value per share
Class TX common stock, $0.01 par value per share
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

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. The registrant publishes a net asset value (“NAV”), based on procedures and methodologies established by its board of directors, with an NAV on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, of $11.7865 per share for each class of share of common stock outstanding. As of December 31, 2021, the NAV was $17.2839 per share for each of class of share of common stock outstanding. There were 12,631,759 shares of common stock held by non-affiliates at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 22, 2022, there were 1,380,718 shares of the registrant’s Class T common stock, 608,019 shares of the registrations Class I common stock, 23,387,745 shares of the registrant’s Class A common stock, and 17,525 shares of the registrant’s Class TX common stock outstanding.

Cottonwood Communities, Inc.
Form 10-K
For the Year Ended December 31, 2021

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

For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below and in Part I, Item 1A of this Annual Report on Form 10-K (the “Annual Report”).

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
•We may incur significant debt in certain circumstances, including through the issuance of preferred equity that is accounted for as debt. Our use of leverage increases the risk of an investment in us. Loans we obtain may be collateralized by some or all of our investments, which will put those investments at risk of forfeiture if we are unable to pay our debts. Principal and interest payments on these loans and dividend payments on our preferred shares reduce the amount of money that would otherwise be available for other purposes.
•Volatility in the debt markets could affect our ability to obtain financing for investments or other activities related to real estate assets and the diversification or value of our portfolio, potentially reducing cash available for distribution to our stockholders or our ability to make investments. In addition, volatility in the debt markets could negatively impact our loans with variable interest rates.
•If we fail to continue to qualify as a REIT, it would adversely affect our operations and our ability to make distributions to our stockholders because we will be subject to United States federal income tax at regular corporate rates with no ability to deduct distributions made to our stockholders.

•The Russian Federation’s invasion of Ukraine has caused increased geopolitical tensions around the world and the United States, the United Kingdom, EU member states, and other countries have imposed economic sanctions on the Russian Federation, parts of Ukraine, as well as various designated parties. As further military conflicts and economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events or how long they will last. Depending on direction and timing, the Russian Federation-Ukraine conflict may significantly exacerbate the normal risks associated with an investment in us as it could adversely impact our operations and ability to realize our investment objectives.
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

ITEM 1. BUSINESS

References herein to the “Company,” “CCI,” “we,” “us,” or “our” refer to Cottonwood Communities, Inc., a Maryland corporation, and its subsidiaries, unless the context specifically requires otherwise.

General Description of Business and Operations

Cottonwood Communities, Inc. invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CCA III”), a wholly owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We own all of our assets through our Operating Partnership. Our Operating Partnership was Cottonwood Communities O.P., LP (“CCOP”) prior to the CRII Merger (defined below) and is Cottonwood Residential O.P., LP (“CROP”) after the CRII Merger. We are the sole member of the sole general partner of the Operating Partnership and own general partner interests in the Operating Partnership alongside third party limited partners.

Cottonwood Communities, Inc. is a non-traded, perpetual-life, net asset value (“NAV”), real estate investment trust (“REIT”). We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

As December 31, 2021, we had received gross proceeds of $124.5 million from the sale of our common stock and $111.9 million from the sale of Series 2019 Preferred Stock. We have contributed our net proceeds to our Operating Partnership in exchange for a corresponding number of mirrored OP units. CROP has primarily used the net proceeds to make investments in real estate, multifamily real estate-related assets, and conduct its real estate-related operations.

As December 31, 2021, we had a portfolio of $2.1 billion in total assets, with 83.3% of our equity value in operating properties, 10.4% in development and 6.3% in real estate-related investments. We also currently manage approximately 9,800 units in stabilized assets, including approximately 7,300 units in stabilized properties we own or have ownership interests in. The following presents our real estate portfolio by market and investment type by fair value as of December 31, 2021:

Refer to Part II, Item 7. “Management’s Discussion and Analysis - Our Investments” for further description of our portfolio.

Investment Objectives

Our investment objectives are to:

–preserve, protect and return invested capital;
–pay stable cash distributions to stockholders;
–realize capital appreciation in the value of our investments over the long term; and
–provide a real estate investment alternative with lower expected price volatility relative to public real estate companies whose securities trade daily on a stock exchange.

We seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in a property or land which will be developed into a multifamily apartment community.

The Mergers

On January 26, 2021, we entered into separate agreements with three affiliated REITs and their respective operating partnerships to merge through the exchange of stock-for-stock and units-for-units, respectively. The merger with Cottonwood Residential II, Inc. (“CRII,” the “CRII Merger”) closed on May 7, 2021. The mergers with Cottonwood Multifamily REIT I, Inc. (“CMRI,” the “CMRI Merger”) and with Cottonwood Multifamily REIT II, Inc. (“CMRII,” the “CMRII Merger”) closed on July 15, 2021. We refer to the CRII Merger, the CMRI Merger and the CMRII Merger as the “Mergers.”

Through the Mergers we acquired interests in 22 stabilized multifamily apartment communities, four multifamily development projects, one structured investment, and land held for development. We also acquired CRII’s property management business and its employees, which currently manage approximately 9,800 units, including 7,300 units we own or have ownership interests in, an advisory contract with Cottonwood Multifamily Opportunity Fund, Inc. (“CMOF”), and personnel who performed certain administrative and other services for us, including legal, accounting, property development oversight and certain services relating to construction management, shareholder relations, human resources, renter insurance and information technology.

CCA III continues to manage our business as our external advisor pursuant to an amended and restated advisory agreement. With the exception of our Chief Legal Officer, Chief Operating Officer, Chief Accounting Officer, and Chief Development Officer, we do not employ our executive officers.

See Note 1 of the consolidated financial statements in this Annual Report on Form 10-K for further description of the Mergers.

Our Offerings

From August 13, 2018 to December 22, 2020 we conducted an initial public offering of our Class A and Class TX (formerly Class T) common stock (the “Initial Offering”). The Initial Offering ended December 2020 while we pursued the Mergers. We raised $122.0 million in the Initial Offering. On November 4, 2021, after the Mergers were completed, we registered with the SEC our ongoing offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”).

On November 8, 2019 we commenced a private placement offering exempt from registration under the Securities Act pursuant to which we offered a maximum of $128.0 million in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the “Private Offering”). By March 2022, the Private Offering was fully subscribed.

NAV-Based Perpetual-Life Strategy

During 2021 we implemented changes to our public offering and business in pursuit of an NAV-based, perpetual-life strategy. We believe these changes, discussed below, will enhance our equity capital raising efforts, diversify and grow our portfolio for the benefit of our stockholders, and increase liquidity to our stockholders in excess of what was previously available. We also believe becoming a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner by not limiting us with a predetermined operational period or the need to provide a “liquidity” event at the end of that period.

New Share Classes

We restructured the classes of shares we offer in our public offering. We renamed our prior Class T shares as Class TX shares and authorized and designated three new classes of shares: Class T, Class D and Class I shares for sale in our primary public offering. Class T, Class D and Class I shares have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees payable to our dealer manager and reallowed to participating broker-dealers. We believe that having a number of different share classes with different distribution compensation structures will improve our ability to sell shares and raise capital in the current market. All five classes of shares of common stock are offered pursuant to our distribution reinvestment plan.

Shares in the Initial Offering had different underwriting compensation structures, which compensation was paid by our advisor on our behalf. Underwriting compensation in the Follow-on Offering is paid by investors through an adjustment to the purchase price or their distributions (depending on the class of shares purchased), or borne by us, subject to certain limitations.

Revised Advisory Fee Structure

On May 7, 2021, we entered into the Amended and Restated Advisory Agreement and, upon the closing of the CROP Merger, CROP entered into the Fifth Amended and Restated CROP Partnership Agreement. These agreements revised the compensation payable and the expenses that may be reimbursed to our advisor and its affiliates for its services to be consistent with that of a perpetual-life NAV REIT. Additional information about these fees is provided in Part III “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Monthly NAV Determinations

On May 27, 2021, our board of directors, including a majority of our independent directors, adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of a NAV of the company and performed our initial NAV calculation. Since our initial determination of an NAV, we have determined and disclosed monthly our NAV per share for each share class as of the last calendar day of the prior month. We believe more frequent NAV calculations will improve our ability to offer and repurchase our shares at the most fair prices, and also improve visibility and transparency into our performance.

Revised Share Repurchase Program.

Following the CRII Merger our board of directors adopted a revised share repurchase program (the “SRP”) and resumed repurchases under the SRP. The SRP as revised provides that we may make monthly redemptions with an aggregate value of up to 5% of our NAV each quarter. In addition, we removed the funding restrictions from the SRP. For Class T, Class D and Class I shares, the redemption price will equal the most recently disclosed monthly NAV, or 95% of the most recently disclosed NAV if the shares have been held for less than a year. For Class A and Class TX shares, the repurchase price will be at a declining discount to NAV depending on how long the stockholder has held the shares submitted for repurchase and will be repurchased at 100% of NAV after a six-year hold period.

Charter Amendment

On December 17, 2021, we filed Articles of Amendment with the State Department of Assessment and Taxation of the State of Maryland to remove Article XVIII from our charter. Article XVIII required that if we did not list our shares of common stock on a national securities exchange by August 13, 2028, we must either seek stockholder approval of the liquidation of the company; or postpone the decision of whether to liquidate the company if a majority of the board of directors determines that liquidation is not then in the best interests of our stockholders. In order to pursue a perpetual-life-strategy we sought and obtained stockholder approval to remove Article XVIII from our charter.

Economic Dependency

We are dependent on our advisor and its affiliates for certain services that are essential to us, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; and management of our business. In the event that our advisor is unable to provide these services, we will be required to obtain such services from other sources.

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

Human Capital Resources

Our external advisor, CC Advisors III, through its team of real estate professionals, selects our investments and manages our business, subject to the direction and oversight of our board of directors. Until the effective time of the CRII Merger on May 7, 2021, we had no employees and relied entirely on the employees of our advisor and affiliated property manager to provide services related to our business and operations.
In connection with the CRII Merger, we acquired our affiliated property manager as well as the entity that employs certain individuals who provide services in connection with our operations. As of February 25, 2022, we employ 280 individuals, including our Chief Legal Officer, Chief Operating Officer, Chief Accounting Officer, and Chief Development Officer with 208 employees serving as “site” employees at our properties responsible for maintenance and leasing and the remainder considered corporate-level employees supporting our operations. We continue to rely on employees of our advisor for the management of our business and the employment of certain of our executive officers.

Our employees are responsible for performing various operational services for us, including property management, legal, accounting, property development oversight and certain services relating to construction management, stockholders, human resources, and information technology. Although we did not have employees until May 7, 2021, many of the same individuals who are now our employees have been involved in our operations through their employment with our advisor, affiliated property manager and their affiliates for an average of over four years. Approximately 49% of our employees are women and approximately 43% are members of racial or ethnic minority groups. We consider our relations with our employees to be good; none of our employees are represented by a labor union.
We believe the caliber and well-being of our people to be critical to our ability to attract talent and sustain an appealing company culture that promotes diversity, inclusion, transparency, innovation, teamwork, and excellence. To support these goals and objectives we provide best-in-class training resources, both in person and virtually, to develop the skills and talents of our people and to prevent discrimination and harassment. We dedicate significant time and attention to building a bench of talent that has a wide array of abilities and interests, and that is capable of promoting continuity and succession, when necessary.
We offer competitive and equitable compensation and benefits packages that include medical, dental, vision, disability and life insurance, 401k and HSA plans with Company matching contributions, equity grants, paid time off, as well as other resources and programs that support the health and well-being of our associates and their families. We frequently benchmark these compensation and benefits packages against industry peers and those of similar disciplines.
Principal Executive Office
Our principal executive offices are located at 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106. Our website address is www.cottonwoodcommunities.com.
Available Information
Access to copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits to these reports, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge at our website, www.cottonwoodcommunities.com, or through the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

Risks Related to an Investment in our Common Stock

We have held most of our current investments for only a limited period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We have held most of our current investments for a limited period of time. Further, we are considered to be a “blind pool,” and are not able to provide you with information to assist you in evaluating the merits of any specific properties or structured investments that we may acquire. Because we have not held our current investments for a long period of time, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of our future net offering proceeds, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and structured investments. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

There is no public trading market for the shares of our common stock and we do not anticipate that there will be a public trading market for our shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, the repurchase of your shares by us will likely be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share, which will be our most recently disclosed NAV at such time) and not based on the price at which you initially purchased your shares. We may repurchase your shares if you fail to maintain a minimum account balance of $500 of shares, even if your failure to meet the minimum account balance is caused solely by a decline in our NAV. Repurchases will be made at the transaction price in effect on the repurchase date, with the following exceptions (collectively, the “Early Repurchase Deduction”): (i) Class T, Class D and Class I shares that have not been outstanding for at least one year will be repurchased at 95.0% of the transaction price, (ii) Class A and Class TX shares that have been outstanding for at least five years and less than six years will be repurchased at 95.0% of the transaction price, (iii) Class A and Class TX shares that have been outstanding for at least three years and less than five years will be repurchased at 90.0% of the transaction price and (iv) Class A and Class TX shares that have been outstanding for at least one year and less than three years will be repurchased at 85.0% of the transaction price.

For purposes of the Early Repurchase Deduction, the holding period is measured from the date the stockholder acquired the share (the “Acquisition Date”) through the first calendar day immediately following the prospective repurchase date. With respect to holders of Class A shares who acquired their shares pursuant to a merger transaction the Acquisition Date is the date the holder acquired the corresponding share that was exchanged in the merger transaction. In addition, with respect to Class A and Class TX shares acquired through our distribution reinvestment plan or issued pursuant to a stock dividend, the shares will be deemed to have been acquired on the same date as the initial share to which the distribution reinvestment plan share or stock dividend relate. The Acquisition Date for stockholders who received shares of our common stock in exchange for their Operating Partnership units is measured as of the date the exchange occurred and they received shares of our common stock. The Early Repurchase Deduction will also generally apply to minimum account repurchases. With respect to Class T, Class D and Class I shares, the Early Repurchase Deduction will not apply to shares acquired through the Company’s distribution reinvestment plan or issued pursuant to a stock dividend. Such Early Repurchase Deductions will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, you may receive less than the price you paid for your shares upon repurchase by us pursuant to our share repurchase program.

Your ability to have your shares repurchased through our share repurchase program is limited. We may choose to repurchase fewer shares than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our board of directors may modify or suspend our share repurchase program if it deems such action to be in our best interest and the best interest of our stockholders.

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase program, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of our aggregate NAV as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of our aggregate NAV as of the last day of the previous calendar quarter. Further, our board of directors may modify or suspend our share repurchase program if in its reasonable judgment it deems a suspension to be in our best interest and the best interest of our stockholders, such as when a repurchase request would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company that would outweigh the benefit of the repurchase offer. Once the share repurchase program is suspended, our board of directors must consider at least quarterly whether the continued suspension of the share repurchase program is in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase program absent a liquidity event which results in stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase program, as applicable.

The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Because we are not required to authorize the recommencement of the share repurchase program within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the years ended December 31, 2021 and 2020, we had consolidated net losses of $106.9 million and $8.6 million, respectively. As of December 31, 2021 and 2020, we had accumulated deficit of $55.9 million and $11.9 million, respectively. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $63.4 million and $7.0 million during these periods. In addition, the year ended December 31, 2021, also included $51.8 million of charges related to the performance participation allocation.

Net loss and accumulated deficit are calculated and presented in accordance with GAAP, which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions. Thus, in addition to GAAP financial metrics, management reviews certain non-GAAP financial metrics, funds from operations, or FFO and Core FFO. FFO measures operating performance that excludes gains or losses from sales of depreciable properties, real estate-related depreciation and amortization and after adjustments for our share of consolidated and unconsolidated entities. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Funds from Operations” for considerations on how to review this metric.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

Repurchases of common stock or Operating Partnership units our advisor or the Special Limited Partner elects to receive in lieu of fees or distributions will reduce cash available for distribution to our stockholders.

Our advisor or the Special Limited Partner may choose to receive our common stock or Operating Partnership units in lieu of certain fees or distributions. Under certain circumstances Operating Partnership units held by our advisor or the Special Limited Partner are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or Operating Partnership units from our advisor paid to our advisor as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such repurchases may receive priority over other shares submitted for repurchase during such period. Repurchases of our shares or Operating Partnership units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to the Early Repurchase Deduction, but, in the case of shares, such repurchases are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for repurchase during such period.

We are required to pay substantial compensation to our advisor and its affiliates, which may be increased or decreased by a majority of our board of directors, including a majority of the independent directors. Payment of fees and expenses to our advisor and its affiliates reduces the cash available for distribution and increases the risk that you will not be able to recover the amount of your investment in our shares.

Pursuant to our agreements with our advisor and its affiliates, we are obligated to pay substantial compensation to the advisor and its affiliates. Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments that we are required to pay to the advisor and its affiliates may increase or decrease if such change is approved by a majority of our board of directors, including a majority of the independent directors. The compensation payable by us to our advisor and its affiliates may not be on terms that would result from arm’s-length negotiations, is payable whether or not our stockholders receive distributions, and is based on our NAV, which our advisor is responsible for determining. These payments to the advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our NAV, our ability to pay distributions and your overall return.

Purchases and repurchases or repurchases of shares of our common stock are made based on the most recently disclosed NAV per share at such time, which is generally the prior month’s NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases or repurchases of our shares will equal the prior month’s NAV per share plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which you make your subscription request or repurchase request may be significantly different than the offering price you pay or the repurchase price you receive. In addition, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share (including by updating a previously disclosed offering price) or suspend our offering and/or our share repurchase program. In such cases, the offering price and repurchase price will be our most recently disclosed NAV per share at such time.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of Altus Group U.S. Inc. (the “Independent Valuation Advisor”) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred by us in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition to being a month old when share purchases and repurchases take place, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our advisor and the dealer manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price you will pay for shares of our common stock in our offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase program, are generally based on our estimated NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

Our properties are appraised monthly by either the Independent Valuation Advisor or a third-party appraiser (the “Third-Party Appraisal Firm”). When these appraisals are considered by our advisor for purposes of determining our NAV, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

New acquisitions may be valued for purposes of our NAV at less than what we pay for them, which would dilute our NAV, or at more than what we pay for them, which would be accretive to our NAV.

Pursuant to our valuation guidelines, the acquisition price of a newly acquired property will serve as the basis for the initial monthly appraisal performed by the Independent Valuation Advisor. The price we pay to acquire a property will provide a meaningful data point to the Independent Valuation Advisor in its determination of the initial fair market value of the property; however, the Independent Valuation Advisor may conclude that the price we paid to acquire a property is higher or lower than the current fair market value of the property, which shall be used for purposes of determining our NAV. This is true whether the acquisition is funded with cash, equity or a combination thereof. When we obtain the first appraisal performed by the Independent Valuation Advisor on a property, it may not appraise at a value equal to the purchase price, which could negatively affect our NAV. Large portfolio acquisitions, in particular, may require a “portfolio premium” to be paid by us in order to be a competitive bidder, and this “portfolio premium” may not be taken into consideration in calculating our NAV. We may make acquisitions (with cash or equity) of any size without stockholder approval, and such acquisitions may be dilutive or accretive to our NAV. In addition, acquisition expenses we incur in connection with new acquisitions will negatively impact our NAV.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, and not by way of limitation, changes in governmental rules, regulations and fiscal policies, environmental legislation, acts of God, terrorism, social unrest, civil disturbances and major disturbances in financial markets may cause the value of a property to change materially. Similarly, negotiations, disputes and litigation that involve us and other parties may ultimately have a positive or negative impact on our NAV. The NAV per share of each class of our common stock as published for any given month may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable, and the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation guidelines. The resulting potential disparity in our NAV may inure to the benefit of stockholders submitting for repurchase or stockholders not submitting for repurchase and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.

The realizable value of specific properties may change before the value is adjusted by the Independent Valuation Advisor and reflected in the calculation of our NAV.

Our valuation guidelines generally provide that the Independent Valuation Advisor will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We are dependent on our advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues, as well as positive events) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Advisor so that the information may be reflected in our real property portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the Independent Valuation Advisor that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. For example, we may receive an unsolicited offer, from an unrelated third party, to sell one of our assets at a price that is materially different than the price included in our NAV. Or, we may be aware of a change in collection, or a potential contract for capital expenditure. Where possible, adjustments generally are made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the Independent Valuation Advisor determines that events warrant adjustments to certain assumptions that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards. Our board of directors, including a majority of our independent directors, may adopt changes to the valuation guidelines.

The methods used by our advisor to calculate our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish our NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with generally accepted accounting principles. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.

Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase shares of our common stock and the amount of the advisor’s management fee and the Special Limited Partner’s performance participation interest. If such errors were to occur, our advisor, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which shares of our common stock were sold or repurchased or on the amount of our advisor’s management fee or the Special Limited Partner’s performance participation interest, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to our advisor’s policies and procedures, making adjustments to prior NAV calculations.

Each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation guidelines and may, at any time, adopt changes to the valuation guidelines.

You should carefully review the disclosure of our valuation policies and how our NAV is calculated under Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Net Asset Value”.

We will face significant competition for multifamily apartment communities and multifamily real estate-related assets, which may limit our ability to acquire suitable investments and achieve our investment objectives or make distributions.

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

If we are unable to find suitable investments or if we raise substantial offering proceeds in a short period of time and are unable to invest all of the offering proceeds promptly, we may not be able to achieve our investment objectives or make distributions.

The more money we raise, the greater our challenge will be to invest all of our offering proceeds on attractive terms. If we are unable to promptly find suitable multifamily apartment communities or multifamily real estate-related assets, we will hold the proceeds from our offerings in an interest-bearing account, invest the proceeds in short-term investments, or pay down lines of credit. We could also suffer from delays in locating suitable investments. Our reliance on our advisor and sponsor and the real estate professionals that such persons retain to identify suitable investments for us at times when such persons are simultaneously seeking to identify suitable investments for other affiliated programs could also delay the investment of the proceeds of this offering. Delays we encounter in the selection and acquisition of income-producing multifamily apartment communities or the acquisition or origination of multifamily real estate-related assets would likely limit our ability to make distributions to you and reduce your overall returns.

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

In addition, the recent invasion by the Russian Federation of the Ukraine on February 24, 2022 has caused a significant rise in geopolitical tensions and the United States, the United Kingdom and EU member states and other countries have imposed economic sanctions on the Russian Federation, parts of Ukraine, as well as various designated parties. As further military conflicts and economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events or how long they will last. Depending on direction and timing, the Russian Federation-Ukraine conflict may significantly adversely affect economic and market conditions.

We may raise significantly less than the maximum offering amount in our public offering.

We are offering on a continuous basis up to $1.0 billion of shares of our common stock. However, we may raise significantly less than this amount. The less capital we raise, the less capital we will have available to make investments in accordance with our investment strategy and policies, to provide liquidity to our stockholders and for general corporate purposes (which may include repayment of our debt or any other corporate purposes we deem appropriate).

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

We may not be able to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. We can provide no assurance that our performance will replicate the past performance of CROP, Cottonwood Residential, CRII or any program sponsored by CROP, Cottonwood Residential, or CRII. Our investment returns could be substantially lower than the returns achieved by CROP, Cottonwood Residential, and CRII. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.
We are dependent upon our advisor and its affiliates and any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on our advisor to manage our operations and our portfolio of multifamily apartment communities and multifamily real estate-related assets. Any adverse change in the financial condition of our advisor or our relationship with our advisor could hinder its ability to successfully manage our operations and our portfolio of investments.

Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our advisor. Our advisor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. To the extent any decline in our sponsor’s revenues and operating results impacts the performance of our advisor, our results of operations and financial condition could also suffer. If our relationship with our advisor, its affiliates and their real estate professionals is terminated for any reason, it will be difficult for us to implement our business strategy or manage our portfolio unless we engage another party to provide the services to be provided by our advisor, its affiliates and employees.

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

Our charter permits us to make distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We intend to make distributions on our common stock on a per share basis with each share receiving the same distribution, subject to any class-specific expenses such as distribution fees on our Class T and Class D shares. If we fund distributions from financings, our offerings or other sources, we will have less funds available for investment in multifamily apartment communities and other multifamily real estate-related assets and the number of real estate properties that we invest in and the overall return to our stockholders may be reduced. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of multifamily real estate-related assets, this will affect our ability to generate cash flows from operations in future periods.

During the early stages of our operations, it is likely that we will use sources of funds, which may constitute a return of capital to fund distributions. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after, we may not be able to make distributions solely from our cash flow from operations. Further, because we may receive income from our investments at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our existence and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will make these distributions in advance of our actual receipt of these funds. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. In these instances, we expect to look to third party borrowings to fund our distributions. We may also fund such distributions from the sale of assets. To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

For the years ended December 31, 2021 and 2020, we paid aggregate distributions to common stockholders and limited partnership unitholders of $20.2 million and $5.2 million, including $20.1 million and $4.1 million of distributions paid in cash and $0.1 million and $1.1 million of distributions reinvested through our distribution reinvestment plan, respectively. Our net loss for the years ended December 31, 2021 and 2020 was $106.9 million and $8.6 million. Cash flows provided by operating activities were $5.4 million for the year ended December 31, 2021 and cash flows used in operating activities was $2.8 million during the year ended December 31, 2020. We funded our total distributions paid during 2021, which includes net cash distributions and distributions reinvested by stockholders, with $11.0 million prior period cash provided by operating activities, $5.0 million from our revolving credit facility, and $4.0 million of offering proceeds. We funded our total distributions paid during 2020, which includes net cash distributions and distributions reinvested by stockholders, with $0.6 million prior period cash provided by operating activities and $3.6 million of offering proceeds.

Generally, for purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed cash flow from operating activities, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

Our rights and the rights of our stockholders to recover claims against our officers and directors are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.

Maryland law provides that an officer or director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that our officers and directors will not be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless our directors are negligent or engage in misconduct or our independent directors are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our officers and directors than might otherwise exist under common law, which could reduce our and your recovery from these persons if they act in a negligent manner. Our charter also requires us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of the final disposition of a proceeding to any individual who is a present or former director or officer and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity or any individual who, while a director or officer and at our request, serves or has served as a director, officer, partner, member, manager or trustee of another corporation, partnership, limited liability company, joint venture, trust, employment benefit plan or other enterprise and who is made or threatened to be made a party to the proceeding by reason of his or her service in that capacity.

CROP may be subject to tax indemnification obligations upon the taxable sale of certain of its properties. CROP will not have control of the assets that will be subject to an in-kind redemption transaction under the CROP Tax Protection Agreement.

Pursuant to the tax protection agreement between CROP and High Traverse Holdings, LLC (“HT Holdings”), a Delaware limited liability company, which is beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin, each of who are our executive officers and some of whom are our directors, (the “CROP Tax Protection Agreement”), CROP has agreed, for a period of 10 years following the effective time of the CROP Merger, to indemnify HT Holdings (including Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin, as beneficial owners of HT Holdings, and their affiliated trusts and certain other entities) (collectively, the “protected partners”) against certain tax consequences of a taxable transfer of all or any portion of the properties that are owned by CROP or any of its subsidiaries as of the closing date of the CROP Merger, subject to certain conditions and limitations. These indemnification obligations could prevent CROP from selling its properties at times and on terms that are in the best interest of CROP, us and the respective equity owners of CROP and us and any indemnification payments that may become payable could be a significant expense for CROP and us. In addition, at any time after the closing (including after expiration of the tax protection term), each protected partner and CROP will have the right to exercise an in-kind redemption transaction (i.e., a redemption of all of the protected partner’s interest in CROP in exchange for one or more assets of CROP at the then-current market price). This would eliminate CROP’s indemnification obligations to the protected partner(s). The protected partners will have the right to select the assets of CROP necessary to effectuate the in-kind redemption transaction, subject to certain limitations. If an in-kind redemption transaction is effectuated, CROP’s portfolio may become less geographically diverse and thus subject to greater market risk, and CROP may be required to transfer some of its prime assets to the protected partner(s).

In addition, CROP has entered and may in the future into tax indemnification agreements with certain persons who contributed their interests in properties to CROP in exchange for CROP Common Units. These current agreements provide that CROP will indemnify such contributors against certain tax consequences of a taxable sale of the property contributed by such contributors through 2025, subject to certain conditions and limitations. Future tax indemnification agreements entered by CROP may extend such obligations beyond 2025. The obligations of CROP under these and future indemnification agreements may constrain CROP with respect to deciding to dispose of a particular property and may also result in financial obligations for us.

We may change our targeted investments and our policies without stockholder consent.

We invest in multifamily apartment communities (including certain multifamily apartment communities that include certain retail or other commercial uses) and multifamily real estate-related assets. Except under certain circumstances, we are not restricted as to the following:

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

We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in Part II, Item 7. “Management’s Discussion and Analysis”. A change in our targeted investments or investment guidelines could adversely affect the value of our common stock and our ability to make distributions to you.

Our board of directors determines our major policies, including our policies regarding financing, growth, REIT qualification, NAV methodologies and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of director’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.

Our board of directors may change our investment objectives, targeted investments, borrowing policies or other corporate policies without stockholder approval. In addition, we may change the way our fees and expenses are incurred and allocated to different classes of stockholders. Our board of directors may decide that certain significant transactions that require stockholder approval such as dissolution, merger into another entity, consolidation or the sale or other disposition of all or substantially all of our assets, are in the best interests of our stockholders. Holders of all classes of our common stock have equal voting rights with respect to such matters and will vote as a single group rather than on a class-by-class basis. Accordingly, investors in our common stock are subject to the risk that our offering, business and operating plans may change.

If our investments and future investments fail to perform as expected, cash distributions to our shareholders may decline.

As December 31, 2021, we had a portfolio of $2.1 billion in total assets, with 83.3% of our equity value in operating properties, 10.4% in development and 6.3% in real estate-related investments. Each of our investments was based on an underwriting analysis with respect to each investment. If our investments do not perform as expected, whether as a result of the impact of the COVID-19 virus on the U.S. and world economies, or otherwise, or future acquisitions do not perform as expected, we may have less cash flow from operations available to fund distributions and investor returns may be reduced.

Risks Related to Conflicts of Interest

Our advisor faces a conflict of interest because the fees it receives and the distributions to be received by the Special Limited Partner, an affiliate of our advisor, with respect to the Special Limited Partner’s performance participation interest in the Operating Partnership are based in part on our NAV, which our advisor is responsible for determining.

Our advisor is paid a management fee for its services based on our NAV, which is calculated by our advisor, based on valuations provided by independent appraisal firms. In addition, the distributions to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership will be based in part upon the Operating Partnership’s net assets. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. In order to avoid a reduction in our NAV, the advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets. If our NAV is calculated in a way that is not reflective of our actual NAV, then the transaction price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the transaction price or more than the repurchase price.

Our advisor’s management fee and the Special Limited Partner’s performance participation interest may not create proper incentives or may induce our advisor and its affiliates to make certain investments or retain certain investments, including speculative investments, that increase the risk of our real estate portfolio.

We pay our advisor a management fee regardless of the performance of our portfolio. Our advisor’s entitlement to a management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay our advisor a management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

The existence of the Special Limited Partner’s performance participation interest in our Operating Partnership, which is based on our total distributions plus the change in NAV per share, may create an incentive for our advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

Because the management fee and performance participation are based on our NAV, our advisor may also be motivated to delay or curtail repurchases to maintain a higher NAV, which could increase amounts payable to our advisor and the Special Limited Partner. In order to avoid a reduction in our NAV, the advisor may also benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets.

Our advisor, our officers and the real estate, debt finance, legal, management and accounting professionals we retain will face competing demands on their time and this may cause our operations and our stockholders’ investment to suffer.

Subject to the supervision of our board of directors, we rely on our advisor, our officers, and the real estate, debt finance, and management professionals that we retain to provide services to us for the management of our business. Our advisor and its affiliates may advise other real estate programs and rely on many of the same real estate, debt finance, and management professionals. As a result of their interests in other programs sponsored by our sponsor and their obligations to other investors, these professionals will likely face conflicts of interest in allocating their time among us and other programs sponsored by our advisor and its affiliates, as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If these events occur, the returns on our investments, and the value of your investment, may decline.

All of our executive officers, some of our directors and the key real estate and debt finance professionals we retain face conflicts of interest related to their positions and/or significant ownership interests in our sponsor and advisor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, some of our directors, and the key real estate and debt finance professionals we retain are also executive officers, directors and/or key professionals of our advisor and sponsor. As a result, they owe fiduciary or other duties to each of these entities, their members and limited partners, which fiduciary or other duties may from time to time conflict with the fiduciary or other duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets. Because some of our officers and directors have a significant ownership interest in our sponsor and advisor, they may make decisions regarding the management of the properties which are not in the best interests of our stockholders.

Conflicts of interest could result in our management acting other than in our stockholders’ best interest.

We are party to an advisory agreement with CC Advisors III. CC Advisors III is owned by CCA which is currently beneficially owned and controlled by Daniel Shaeffer, Chad Christensen and Gregg Christensen who currently own 73.5% of CCA. Because our affiliated directors and certain of our officers have a significant ownership interest in and control our sponsor and advisor and have an indirect interest in the performance participation interest in the Operating Partnership they may make decisions regarding the advisory agreement or the Operating Partnership agreement which are not in the best interests of our stockholders.

CCA may sponsor or advise future real estate programs. We may compete with future programs and other affiliates of our advisor for opportunities to acquire or sell multifamily apartment communities and multifamily real estate-related assets, which may have an adverse impact on our operations. We may also buy or sell multifamily apartment communities and multifamily real estate-related assets at the same time as affiliates of our advisor. There may be a conflict of interest with respect to the selection of multifamily apartment communities and multifamily real estate-related assets to be purchased by us and/or our advisor and its affiliates. Affiliates of our advisor may own competing properties in the markets in which our multifamily apartment communities are located which may lead to conflicts of interests with respect to the operations and management of our multifamily apartment communities.

The fees we pay to affiliates in connection with the management of our business were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees paid to our advisor for services it provides for us were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, may be in excess of amounts that we would otherwise pay to third parties for such services and may reduce the amount of cash that would otherwise be available for investments in multifamily apartment communities and multifamily real estate-related assets and distributions to our stockholders.

Our advisor faces conflicts of interest relating to the fees that we may pay to it and its affiliates, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to our operating partnership agreement, the Special Limited Partner is entitled to receive distributions from the Operating Partnership with respect to its performance participation interest in the Operating Partnership. This participation interest is structured to provide incentive to our advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. Because, however, our advisor is entitled to receive substantial minimum compensation regardless of performance, the interests of our advisor and its affiliates is not wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor and its affiliates to additional compensation.

Affiliates of our advisor have sponsored other entities and offerings and may sponsor additional entities and offerings in the future.

Affiliates of our advisor acted as the advisor to CMR I and CMR II, which we acquired on July 15, 2021. It is possible that our advisor or its affiliates may form future REITs and sponsor other entities and offerings that may invest in assets that are similar to the multifamily apartment communities and multifamily real estate-related assets we intend to acquire. As a result, conflicts of interest with respect to time, selection of investments and management of our investments may occur if our advisor or its affiliates sponsor additional programs.

If the advisory agreement with our advisor is terminated other than for cause (or non-renewal or termination by our advisor) on or before May 7, 2031, we will be required to pay a certain portion of the contingent acquisition fees and contingent financing fees provided for in our advisory agreement previously in effect.

Our advisor was entitled to receive contingent acquisition fees related to our purchase of multifamily apartment communities and multifamily real estate-related assets and contingent financing fees related to our financing of multifamily apartment communities and multifamily real estate-related assets. Our advisor agreed to defer the payment of any acquisition fee or financing fee until our common stockholders’ receipt of certain specified returns. In connection with the entry into the amended and restated advisory agreement on May 7, 2021, we eliminated our obligation to pay our advisor contingent acquisition fees and contingent financing fees except in the circumstance in which our advisory agreement is terminated other than for cause (or non-renewal or termination by our advisor) before May 7, 2031. If the advisory agreement is terminated other than for cause (or non-renewal or termination by our advisor) the contingent acquisition fees and contingent financing fees provided for in the previous advisory agreement will be due and payable in an amount equal to approximately $22 million (if the termination occurs in year one) reduced by 10% each year thereafter. Thus, there may be conflicts of interest with respect to the termination of the advisory agreement and the payment of the contingent acquisition fees and contingent financing fees.

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

Risks Related to Our Offering and Our Corporate Structure

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

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

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

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

We have classified and designated 12,800,000 shares of our authorized but unissued preferred stock as shares of non-voting Series 2019 preferred stock. In connection with the CRII Merger, we classified and designated 14,500,000 shares of our authorized but unissued preferred stock as shares of non-voting Series 2016 preferred stock, and designated 5,000,000 shares of our authorized but unissued preferred stock as shares of non-voting Series 2017 preferred stock. We issued one share of our Series 2016 preferred stock for each share of CRII Series 2016 preferred stock outstanding prior to the effective time of the CRII Merger and one share of Series 2017 preferred stock for each share of CRII Series 2017 preferred stock outstanding prior to the effective time of the CRII Merger.

The outstanding shares of our Series 2019 preferred stock are entitled to receive a preferred dividend equal to a 5.5% (subject to an increase to 6.0% in certain circumstances) per annum cumulative but not compounded return. The outstanding shares of our Series 2016 preferred stock are entitled to receive a preferential dividend equal to a 7% cumulative but not compounded annual return. The outstanding shares of our Series 2017 preferred stock are entitled to receive a preferential dividend equal to a 7.5% cumulative but not compounded annual return (subject to an increase to 8% in certain circumstances). As of March 22, 2022, we had 13,983,810 shares of our Series 2016 preferred stock outstanding, which was issued in connection with the CRII Merger and 12,733,485 shares of Series 2019 preferred stock outstanding. We had no Series 2017 preferred stock outstanding.

Holders of the Series 2016 preferred stock and Series 2019 preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, or the redemption of our common stock and a liquidation preference of $10.00 per share plus any accrued and unpaid distributions before any payment is made to holders of our common stock upon our voluntary or involuntary liquidation, dissolution or winding up. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock.

Our charter designates the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our charter provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action or proceeding asserting a claim of breach of any duty owed by any of our directors or officers or other employees to us or to our stockholders, (c) any action or proceeding asserting a claim arising pursuant to any provision of the Maryland General Corporation Law or our charter or our bylaws, or (d) any action or proceeding asserting a claim that is governed by the internal affairs doctrine, and any of our record or beneficial stockholders who is a party to such an action or proceeding shall cooperate in any request that we may make that the action or proceeding be assigned to the Court’s Business and Technology Case Management Program. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions. The exclusive forum provision of our charter does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts or for claims under state securities laws.

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

Actions of our potential future joint venture partners could reduce the returns on joint venture investments and decrease our stockholders’ overall return.

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

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and the value of our stockholders’ investment in us.

If funds are not available from our distribution reinvestment plan offering for general corporate purposes, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to repurchase shares under our share repurchase program.

We depend on the proceeds from our distribution reinvestment plan offering for general corporate purposes including, but not limited to: the repurchase of shares under our share repurchase program; capital expenditures, tenant improvement costs and leasing costs related to our real estate properties; reserves required by any financings of our real estate investments; the acquisition or origination of real estate investments; and the repayment of debt. We cannot predict with any certainty how much, if any, distribution reinvestment plan proceeds will be available for general corporate purposes. If such funds are not available from our distribution reinvestment plan offering, then we may have to use a greater proportion of our cash flow from operations to meet our general cash requirements, which would reduce cash available for distributions and could limit our ability to repurchase shares under our share repurchase program.

Military conflict may affect the markets in which we operate, our operations and our profitability.

The Russian Federation invaded Ukraine on February 24, 2022. Geopolitical tensions have risen significantly in response and the United States, the United Kingdom, EU member states, and other countries have imposed economic sanctions on the Russian Federation, parts of Ukraine, as well as various designated parties. As further military conflicts and economic sanctions continue to evolve, it has become increasingly difficult to predict the impact of these events or how long they will last. Depending on direction and timing, the Russian Federation-Ukraine conflict may significantly exacerbate the normal risks associated with an investment in real estate and result in adverse changes to, among other things: (i) general economic and market conditions; (ii) shipping and transportation costs and supply chain constraints; (iii) interest rates, currency exchange rates, and expenses associated with currency management transactions; (iv) demand for real estate; (v) available credit in certain markets; (vi) import and export activity from certain markets; and (vii) laws, regulations, treaties, pacts, accords, and governmental policies. Economic and military sanctions related to the Russian Federation-Ukraine conflict, or other conflicts, have the potential to gravely impact markets, global supply and demand, import/export policies, and the availability of labor in certain markets. There is no guarantee that such sanctions and economic actions will abate or that more restrictive measures will not be put in place in the near term. Moreover, it is expected that the Russian Federation-Ukraine military conflict could spark further sanctions and/or military conflicts which will impact other regions. The foregoing could impact our operations and our ability to realize out investment objectives.

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

Your interest in us will be diluted if we issue additional shares. Your interest in our assets will also be diluted if the Operating Partnership issues additional units.

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Under our charter, we have the authority to issue a total of 1,100,000,000 shares of capital stock. Of the total shares of stock authorized, 1,000,000,000 shares are classified as common stock with a par value of $0.01 per share, 125,000,000 of which are classified as Class A shares, 50,000,000 of which are classified as Class TX shares, 275,000,000 of which are classified as Class T shares, 275,000,000 of which are classified as Class D shares, 275,000,000 of which are classified as Class I shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share, 14,500,000 of which are classified as Series 2016, 5,000,000 of which are classified as Series 2017, and 12,500,000 of which are classified as Series 2019.

Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of common stock in our offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or units in our Operating Partnership in private offerings; (3) issue shares of our common stock or units in our Operating Partnership to the advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; or (4) issue shares of our common stock or units in our Operating Partnership to sellers of properties we acquire.

To the extent we issue additional shares of common stock after you purchase shares of common stock in our offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of our Operating Partnership after you purchase in our offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our Operating Partnership. Operating Partnership units may have different and preferential rights to the claims of common units of our Operating Partnership which correspond to the common stock held by our stockholders.

In order to maintain what we deem to be sufficient liquidity for our repurchase program, we may keep more of our assets in securities, cash, cash equivalents and other short-term investments than we would otherwise like which would affect returns.

In order to provide liquidity for share repurchase, we intend to, subject to any limitations and requirements relating to our intention to qualify as a REIT, maintain a number of sources of liquidity including cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and availability under one or more loan facilities. We may fund repurchases from any available source of funds, including operating cash flows, the sale of assets, borrowings, return of capital or offering proceeds (including from sales of our common stock or Operating Partnership units to the Special Limited Partner, an affiliate of our advisor), and we have no limits on the amounts we may use to fund repurchases from such sources. This could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

If we are unable to obtain funding for future cash needs, cash distributions to our stockholders could be reduced and the value of our investments could decline.

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

Although we will not currently be afforded the protection of the Maryland General Corporation Law relating to deterring or defending hostile takeovers, our board of directors could opt into these provisions of Maryland law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their shares in connection with a business combination.

Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation, or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Should our board of directors opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law could provide similar anti-takeover protection.

Because Maryland law permits our board of directors to adopt certain anti-takeover measures without stockholder approval, investors may be less likely to receive a “control premium” for their shares.

In 1999, the State of Maryland enacted legislation that enhances the power of Maryland corporations to protect themselves from unsolicited takeovers. Among other things, the legislation permits our board, without stockholder approval, to amend our charter to:

•stagger our board of directors into three classes;
•require a two-thirds stockholder vote for removal of directors;
•provide that only the board can fix the size of the board;
•provide that all vacancies on the board, however created, may be filled only by the affirmative vote of a majority of the remaining directors in office; and
•require that special stockholder meetings may only be called by holders of a majority of the voting shares entitled to be cast at the meeting.

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

We are an “emerging growth company” under the federal securities laws and are subject to reduced public company reporting requirements.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies. We may retain our status as an “emerging growth company” for a maximum of five years, or until the earliest of (i) the last day of the first fiscal year in which it has total annual gross revenue of $1.07 billion or more, (ii) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

The value of real estate is generally based on capitalization rates. Capitalization rates generally trend with interest rates. Consequently, if interest rates go up, so do capitalization rates. Based on historical interest rates, current interest rates are low, as are current capitalization rates. However, if interest rates rise in the future, capitalization rates may also rise, and as a result, the value of real estate will decrease. If capitalization rates increase, our assets will likely achieve a lower sales price than anticipated, resulting in reduced returns.

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

We will make our determination regarding the acquisition of multifamily apartment communities that we acquire based, among other things, on the property’s projected rent levels. However, there can be no assurance that a multifamily apartment community will continue to be occupied at the projected rents. It is anticipated that leases with the tenants at our multifamily apartment communities will generally be for terms of one year or less. If the tenants of the properties do not renew or extend their leases, if tenants default under their leases at the properties, if issues arise with respect to the permissibility of certain uses at the properties, if tenants of the properties terminate their leases, or if the terms of any renewal (including concessions to the tenants) are less favorable than existing lease terms, the operating results of the properties could be substantially affected. As a result, we may not be able to make distributions to the stockholders at the anticipated levels.

We rely on our employees as well as third parties to provide property management services to our properties, should the staff of a particular property perform poorly, our operating results for that property will similarly be hindered and our net income may be reduced.

We depend upon our employees as well as the performance of our third party property managers to effectively manage our properties and real estate-related assets. Rising vacancies across real estate properties have resulted in increased pressure on real estate investors and their property managers to maintain adequate occupancy levels. In order to do so, we may have to offer inducements, such as free rent and resident amenities, to compete for residents. Poor performance by those sales, leasing and other management staff members operating a particular property will necessarily translate into poor results of operations for that particular property. Should we or third parties fail to identify problems in the day-to-day management of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.

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

Rent control and other changes in applicable laws, or noncompliance with applicable laws, could adversely affect our portfolio of residential properties.

Lower revenue growth or significant unanticipated expenditures may result from changes in rent control or rent stabilization laws or other residential landlord/tenant laws. Municipalities may implement, consider or be urged by advocacy groups to consider rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents based on market conditions. For example, in 2016 in Mountain View, California, voters passed a referendum that limits rent increases on existing tenants (but not on new move-ins) in communities built before 1995. These initiatives and any other future enactments of rent control or rent stabilization laws or other laws regulating residential housing, as well as any lawsuits against us arising from such rent control or other laws, may reduce rental revenues or increase operating costs. Such laws and regulations may limit our ability to charge market rents, increase rents, evict tenants or recover increases in our operating costs and could make it more difficult for us to dispose of properties in certain circumstances. Expenses associated with investments in residential properties, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental income from such properties.

Our inability to sell a multifamily apartment community at the time and on the terms we want could limit our ability to pay cash distributions to our stockholders.

Many factors that are beyond our control affect the real estate market and could affect our ability to sell multifamily apartment communities for the price, on the terms or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a multifamily apartment community on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our multifamily apartment communities at a profit. Our inability to sell multifamily apartment communities at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders and could reduce the value of your investment.

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

Costs imposed pursuant to governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials and other health and safety-related concerns.

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

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, which may increase our cost of obtaining financing. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of your investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to you.

The properties will include certain amenities for the residents at the properties that could increase the potential liabilities at the properties.

In addition to the apartment buildings, the properties will be improved with various amenities, such as swimming pools, exercise rooms, playgrounds, laundry facilities, business centers and/or rentable club houses. Certain claims could arise in the event that a personal injury, death, or injury to property should occur in, on, or around any of these improvements. In addition, certain of the multifamily apartment communities may be located in areas where dangerous wildlife live which could pose dangers to the residents at the applicable property. There can be no assurance that particular risks pertaining to these improvements that currently may be insured will continue to be insurable on an economical basis or that current levels of coverage will continue to be available. If a loss occurs that is partially or completely uninsured, we may lose all or part of the investment. We may be liable for any uninsured or underinsured personal injury, death or property damage claims. Liability in such cases may be unlimited but stockholders will not be personally liable.

Competition and any increased affordability of single-family residential homes could limit our ability to lease our apartments or maintain or increase rents, which may materially and adversely affect us, including our financial condition, cash flows, results of operations and growth prospects.

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

Increased construction of similar multifamily apartment communities that compete with our properties in any particular location may materially and adversely affect us, including our results of operations and our cash available for distribution to our stockholders.

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

We may be unable to secure funds for future capital improvements, which could adversely impact our ability to make cash distributions to our stockholders.

When residents do not renew their leases or otherwise vacate their apartment unit, in order to attract replacement residents, we may be required to expend funds for capital improvements to the vacated apartment homes. In addition, we may require substantial funds to renovate a multifamily apartment community in order to sell it, upgrade it or reposition it in the market. If we have insufficient capital reserves, we will have to obtain financing from other sources. We intend to establish capital reserves in an amount we, in our discretion, believe is necessary. A lender also may require escrow of capital reserves in excess of any established reserves. If these reserves or any reserves otherwise established are designated for other uses or are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. We cannot assure our stockholders that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us. Moreover, certain reserves required by lenders may be designated for specific uses and may not be available for capital purposes such as future capital improvements. Additional borrowing for capital needs and capital improvements will increase our interest expense, and therefore our financial condition and our ability to make cash distributions to our stockholders may be adversely affected.

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

We may acquire unimproved real property or properties that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Risks Related to Multifamily Real Estate-Related Assets

Our investments in multifamily real estate-related assets will be subject to the risks typically associated with real estate.

Our investments in mortgage, mezzanine or other real estate loans will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our taking ownership of the entity that owns the real estate. We will not know whether the values of the multifamily apartment communities ultimately indirectly securing our loans will remain at the levels existing on the dates of origination or acquisition of those loans. If the values of the underlying multifamily apartment communities drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Therefore, our multifamily real estate-related assets will be subject to the risks typically associated with real estate, which are described above under the heading “General Risks Related to Investments in Real Estate.”

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

We may invest in mezzanine and bridge loans that take the form of subordinated loans secured by a pledge of the ownership interests of either the entity owning (directly or indirectly) the real property or the entity that owns the interest in the entity owning the real property. These types of investments may involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

The B Notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We have previously invested in a B note and may do so again in the future. A B Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B Note holders after payment to the A Note holders. Since each transaction is privately negotiated, B Notes can vary in their structural characteristics and risks. For example, under the agreement between the A Note holders and the B Note holders, the A Note holders, whose economic interests may not align with the economic interests of the B Note holders, typically are empowered to take the lead on loan administration, on decisions whether to enforce or negotiate a work-out of a defaulted or stressed loan, and on pricing and market timing for the sale of foreclosed property. While the B Note holders can exercise some influence over those decisions through consent rights, the B Note holders typically lose their consent rights under certain circumstances, including if the liquidation value of the B Note, based on an appraisal, falls below an agreed threshold. We cannot predict the terms of each B Note investment. Further, B Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.

We have invested in and may continue to invest in real estate-related equity, which is subordinate to any indebtedness, but involves different rights.

We have invested in and may continue to invest in noncontrolling equity positions and other real estate-related interests. Preferred equity investments are subordinate to any indebtedness obtained by the entity, but senior to the owners’ common equity. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider has the right to effectuate a change of control in certain circumstances with respect to the ownership of the property. Preferred equity investments typically earn a preferred return rather than interest payments and often have the right for such preferred return to accrue if there is insufficient cash flow to pay currently. The preferred return provided as a term of our preferred equity investments is not a measure of our investment performance and is not indicative of distributions that we may provide to investors. It should not be relied on to predict an investor’s returns and is subject to the development and performance of the project for which the preferred equity is being provided. Furthermore, the preferred return is only a contractual preference on allocations, and is subordinate to any construction debt and senior preferred equity and there is no guarantee that it will be achieved or paid.

We have invested in the preferred equity of other entities, the management of which may adversely affect our business.

We have invested in the preferred equity of other entities. However, we will not control the management, investment decisions, or operations of these companies. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We will have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Risks Associated with Debt Financing

We have obtained and are likely to continue to obtain mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.

We have obtained and plan to continue obtain long-term financing that is secured by our multifamily apartment communities. In some instances, we may acquire multifamily apartment communities by financing a portion of the price of the multifamily apartment communities and mortgaging or pledging some or all of the multifamily apartment communities purchased as security for that debt. We may also incur mortgage debt on multifamily apartment communities that we already own in order to obtain funds to acquire additional multifamily apartment communities, to fund property improvements and other capital expenditures, to make distributions, and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends-paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.

Incurring mortgage debt increases the risk of loss of a multifamily apartment community since defaults on indebtedness secured by a multifamily apartment community may result in lenders initiating foreclosure actions. In that case, we could lose the multifamily apartment community securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our multifamily apartment communities would be treated as a sale of the multifamily apartment community for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our multifamily apartment communities as well as with respect to debt associated with our preferred equity investments, mezzanine loans or equity investments in a property or land which will be developed into a multifamily apartment community. When we give a guaranty on behalf of an entity that owns one of our multifamily apartment communities or real estate-related assets, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single multifamily apartment community could affect many multifamily apartment communities.

Our multifamily apartment communities and multifamily real estate-related assets may be cross-collateralized.

At December 31, 2021, we had $213.0 million of fixed rate debt and $543.7 million of variable rate debt, including our revolving credit facility and including $116.7 million of variable rate debt related to construction loans; $407.0 million, or 74.9% of our variable rate debt is accompanied by interest rate cap hedging instruments as required by the lenders. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $43.5 million at December 31, 2021. We may obtain additional lines of credit or other debt financing, or take additional advances on our existing lines of credit, which we may utilize to acquire multifamily apartment communities and multifamily real estate-related assets and fund our operations. Thus, our assets may be cross-collateralized. Information about the amount and terms of any new lines of credit are uncertain and will be negotiated by our officers. No assurance can be given that future cash flow will be sufficient to make the debt service payments on any loans and to cover all operating expenses.

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

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of multifamily apartment communities. If we place mortgage debt on a multifamily apartment community, we run the risk of being unable to refinance part or all of the multifamily apartment community when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance our multifamily apartment communities, our income could be reduced. We may be unable to refinance or may only be able to partly refinance our multifamily apartment communities if underwriting standards, including loan to value ratios and yield requirements, among other requirements, are stricter than when we originally financed the multifamily apartment communities. If any of these events occurs, our cash flow could be reduced and/or we might have to pay down existing mortgages. This, in turn, would reduce cash available for distribution to our stockholders, could cause us to require additional capital and may hinder our ability to raise capital by issuing more shares or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders or replace our advisor.

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

At December 31, 2021, we had $543.7 million of variable rate debt, including our revolving credit facility and including $116.7 million of variable rate debt related to construction loans; $407.0 million, or 74.9% of our variable rate debt is accompanied by interest rate cap hedging instruments as required by the lenders. We may incur additional indebtedness in the future. Interest we pay reduces our cash flows. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our shareholders receive and their overall return on investment may decline.

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

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.

Our charter limits our leverage to 300% of our net assets, and we may exceed this limit with the approval of the conflicts committee of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

Certain of our debt obligations that require interest-only payments for a number of years before we are required to make payments on the principal. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest- only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum, or “balloon,” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses or to fund improvements to our multifamily apartment communities and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses or to fund improvements to our multifamily apartment communities may be adversely affected.

The proceeds of this offering will be used primarily for investments in multifamily apartment communities and multifamily real estate-related assets. In the event that we develop a need for additional capital in the future for the improvement of our multifamily apartment communities or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our assets or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at corporate rates (a maximum rate of 35% applied through 2017, with a 21% rate beginning for 2018). In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction and we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.

We believe that we have operated and will continue to operate in a manner that will allow us to continue to qualify as a REIT for federal income tax purposes, commencing with the taxable year ended December 31, 2019. However, the U.S. federal income tax laws governing REITs are extremely complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT requires us to meet various tests regarding the nature of our assets and our income, the ownership of our outstanding stock, and the amount of our distributions on an ongoing basis. Accordingly, we cannot be certain that we will be successful in operating so we can remain qualified as a REIT. While we intend to continue to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of certain investments we may make, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

If we fail to qualify as a REIT in any calendar year and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income. We might need to borrow money or sell assets to pay that tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT were excused under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, unless our stockholders are tax-exempt entities, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local or other tax liabilities that reduce our cash flow and our ability to pay distributions to our stockholders.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (and any net capital gain), we will be subject to federal corporate income tax on the undistributed income.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
•If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may avoid the 100% tax on the gain from a resale of that property, but the income from the sale or operation of that property may be subject to corporate income tax at the highest applicable rate.
•If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income (and any net capital gain), we will be subject to federal corporate income tax on our undistributed REIT taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed REIT taxable income. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, where a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to pay distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To maintain our REIT status, we may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.

To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to pay distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and reduce the value of our stockholders’ investment.

If our Operating Partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of our Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service (“Internal Revenue Service” or “IRS”) were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership and jeopardizing our ability to maintain REIT status.

Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.

If (i) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (ii) we are a “pension-held REIT,” (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock, or (iv) the residual Real Estate Mortgage Investment Conduit interests, or REMICs, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (iii), gains realized on the sale of common stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Internal Revenue Code.

The tax on prohibited transactions will limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, deemed held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through taxable REIT subsidiaries. However, to the extent that we engage in such activities through taxable REIT subsidiaries, the income associated with such activities may be subject to full corporate income tax.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the value of our total assets can be represented by “non-qualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the purpose of the instrument is to (i) hedge interest rate risk on liabilities incurred to carry or acquire real estate, (ii) hedge risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, or (iii) manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above and, in each case, such instrument is properly identified under applicable Department of the Treasury regulations (“Treasury Regulations”). Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may subject us to U.S. federal income tax and reduce distributions to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. While we believe we have qualified and intend to continue to qualify to be taxed as a REIT, we may terminate our REIT election if we determine that qualifying as a REIT is no longer in our best interests. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders and on the market price of our common stock.

Changes recently made to the U.S. tax laws could have a negative impact on our business.

On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, Pub. L. No. 115-97 (the “Tax Act”). The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. The Tax Act includes only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).

The Tax Act makes numerous other changes to the tax laws that may affect REITs and prospective investors directly or indirectly. As a result of the changes to U.S. federal tax laws implemented by the Tax Act, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, could change. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually. In addition, the Tax Act imposes limitations on the deductibility of business interest expense.

In 2020, the several pieces of legislation intended to address the economic impact of the recent outbreak of COVID-19 were enacted (the “COVID-19 Legislation”), including the Coronavirus Aid, Relief, and Economic Security Act, Pub. L. No. 116-136 (the “CARES Act”), which was signed into law on March 27, 2020. The CARES Act makes several changes to the U.S. federal income tax rules for taxation of individuals and corporations, including the allowance of net operating loss (“NOL”) carrybacks for certain tax years, the removal of caps on the application of NOLs for certain tax years, the removal of the cap on excess business loss deductions for certain tax years, and an increase in the cap on the deduction of net interest expenses for businesses.

The CARES Act makes numerous other changes to the tax laws that do not affect REITs directly but may affect REITs and investors indirectly. In addition, the novel Coronavirus outbreak is an evolving situation, and there may be additional legislation enacted which has a material impact on tax laws that impact REITs and investors. Prospective investors are urged to consult with their tax advisors with respect to the status of COVID-19 Legislation, including the CARES Act, and any other regulatory or administrative developments and proposals and their potential effect on investment.

Dividends payable by REITs do not qualify for the reduced tax rates.

In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate; provided under current law, individuals may be able to deduct 20% of income received as ordinary REIT dividends, thus reducing the maximum effective U.S. federal income tax rate on such dividend. In addition, Treasury Regulations impose a minimum holding period for the 20% deduction that was not set forth in the Internal Revenue Code. Under the Treasury Regulations, in order for a REIT dividend with respect to a share of REIT stock to be treated as a qualified REIT dividend, the U.S. stockholder (i) must have held the share for more than 45 days during the 91-day period beginning on the date which is 45 days before the date on which such share becomes ex-dividend with respect to such dividend and (ii) cannot have been under an obligation to make related payments with respect to positions in substantially similar or related property, e.g., pursuant to a short sale. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

The taxation of distributions to our stockholders can be complex; however, distributions that we make to our stockholders generally will be taxable as ordinary income, which may reduce your anticipated return from an investment in us.

Distributions that we make to our taxable stockholders to the extent of our current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of our distributions may (i) be designated by us as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by us, (ii) be designated by us as qualified dividend income generally to the extent they are attributable to dividends we receive from non-REIT corporations, such as our taxable REIT subsidiaries, or (iii) constitute a return of capital generally to the extent that they exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our common stock.

We may be required to pay some taxes due to actions of a taxable REIT subsidiary which would reduce our cash available for distribution to you.

Any net taxable income earned directly by a taxable REIT subsidiary, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, a taxable REIT subsidiary may be limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by or payments made to a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to U.S. federal income tax on that income because not all states and localities follow the U.S. federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to you.

We may distribute our common stock in a taxable distribution, in which case you may sell shares of our common stock to pay tax on such distributions, and you may receive less in cash than the amount of the dividend that is taxable.

We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the dividend as taxable income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, you may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.

We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.

Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA, capital gain distributions attributable to sales or exchanges of “U.S. real property interests,” or USRPIs, generally (subject to certain exceptions for “qualified foreign pension funds,” entities all the interests of which are held by “qualified foreign pension funds,” and certain “qualified shareholders”) will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.

Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.

Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 10% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be “regularly traded” on an established market. We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a non-U.S. stockholder.

We may be subject to adverse legislative or regulatory tax changes.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Retirement Plan Risks

If you fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, as amended, or “ERISA,” or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) or any entity whose assets include such assets (each a “Benefit Plan”) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•your investment is consistent with your fiduciary and other obligations under ERISA and the Internal Revenue Code;
•your investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
•your investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;
•your investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and
•your investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we expect to provide an estimated value of our net assets per share annually to those fiduciaries (including IRA trustees and custodians) who request it. Although this estimate will be based upon determinations of the NAV of our shares in accordance with our valuation guidelines, no assurance can be given that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or a fiduciary acting for an IRA is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or a fiduciary acting for an IRA may be subject to damages, penalties or other sanctions.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Additionally, the investment transaction may have to be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our shares.

If our assets are deemed to be plan assets, our advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Internal Revenue Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if CC Advisors III or we are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on your investment and our performance.

We do not intend to provide investment advice to any potential investor for a fee. However, we, CC Advisors III and our respective affiliates receive certain fees and other consideration disclosed herein in connection with an investment. If it were determined we provided a Benefit Plan investor with investment advice for a fee, it could give rise to a determination that we constitute an investment advice fiduciary under ERISA. Such a determination could give rise to claims that our fee arrangements constitute non-exempt prohibited transactions under ERISA or the Internal Revenue Code and/or claims that we have breached a fiduciary duty to a Benefit Plan investor. Adverse determinations with respect to ERISA fiduciary status or non-exempt prohibited transactions could result in significant civil penalties and excise taxes.

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

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Offering of Common Stock

We are offering up to $900.0 million of Class T, Class D and Class I shares of our common stock through our Primary Offering and up to $100.0 million of Class T, Class D, Class I, Class A, and Class TX shares of our common stock through our DRP Offering. Other than differences in upfront selling commissions, dealer manager fees, and ongoing distribution fees, each class of common stock has the same economics and voting rights. There is currently no public market for our shares and we currently have no plans to list our shares on a securities exchange.

The following table summarizes the upfront selling commission and dealer manager fee paid for each applicable share class in the Primary Offering as a percentage of the transaction price, which will generally be the most recently disclosed monthly NAV per share.

	Class T (1)	Class D	Class I
Maximum Upfront Selling Commissions as a % of Transaction Price	up to 3.0%	—	—
Maximum Upfront Dealer Manager Fees as a % of Transaction Price	0.5%	—	—

(1) Such amounts may vary at certain participating broker-dealers, provided that the sum will not exceed 3.5% of the transaction price.

In addition, we will pay a wholesaling fee of up to 1.85% of the transaction price for the shares sold in the Primary Offering.

Subject to FINRA limitations on underwriting compensation and certain other limitations, the following table shows the distribution fees we pay the dealer manager with respect to the Class T, Class D and Class I on an annualized basis as a percentage of our NAV.

	Class T (1)	Class D	Class I
Distribution Fee as a % of NAV	0.85%	0.25%	None

(1) Consists of an advisor distribution fee of 0.65% per annum and a dealer distribution fee of 0.20% per annum of the aggregate NAV for the Class T shares, however, with respect to Class T shares sold through certain participating broker-dealers, the advisor distribution fee and the dealer distribution fee may be other amounts, provided that the sum of such fees will always equal 0.85% per annum of the NAV of such shares.

The distribution fee on each share sold is subject to a cap based on the total upfront selling commissions, dealer manager fees, and distribution fees paid from the sale of that share. For Class T shares the cap is 8.5% and for Class D shares the cap is 8.0%. A lower cap may be agreed upon between our dealer manager and a participating broker-dealer. Once the cap is met, the Class T shares or Class D shares in each respective stockholder's account (including shares purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such shares.

The dealer manager for the public offering anticipates that all or a portion of the upfront selling commissions, dealer manager and stockholder servicing fees will be retained by, or reallowed (paid) to, participating broker-dealers.

The purchase price per share for each class of common stock will vary and will generally equal our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. Please see “Net Asset Value Calculation and Valuation Guidelines” in our prospectus for a detailed description of our valuation guidelines.

The following table presents our historical monthly NAV per share for our outstanding classes of shares and our OP units since we began reporting an NAV. Previously, we sold shares of our Class A and Class TX in our primary public offering at a fixed offering price of $10.00 per share.

	Class
Date	I	A	TX	OP
May 7, 2021 (1)	$10.8315	$10.8315	$10.8315	$10.8315
May 31, 2021	10.8488	10.8488	10.8488	10.8488
June 30, 2021	11.7865	11.7865	11.7865	11.7865
July 31, 2021	12.5373	12.5373	12.5373	12.5373
August 31, 2021	12.8855	12.8855	12.8855	12.8855
September 30, 2021	15.4799	15.4799	15.4799	15.4799
October 31, 2021	16.3305	16.3305	16.3305	16.3305
November 30, 2021	16.9316	16.9316	16.9316	16.9316
December 31, 2021	17.2839	17.2839	17.2839	17.2839

(1) All components of NAV are as of May 7, 2021 with the exception of the investments in multifamily operating properties, development properties and real-estate related structured investments which are based on information as of April 30, 2021.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. As described in those guidelines, each real property is appraised at least once per calendar year by a third-party appraiser and reviewed by our advisor and our independent valuation advisor. Additionally, the real property assets not appraised in a given calendar month by a third-party appraiser will be appraised for that calendar month by our independent valuation advisor, and such appraisals are reviewed by our advisor.

CROP has classes or series of OP Units held by parties other than us that are economically equivalent to a corresponding class of shares and have the same value as our common stock. Our NAV is the value of CROP. Our NAV per share is calculated on a fully dilutive basis whereby outstanding classes or shares of OP Units, including LTIP units that would be earned as of the valuation date, are included in fully-diluted shares/units outstanding.

The components of our NAV as of December 31, 2021 are as follows ($ and shares/units in thousands):

Components of NAV*	December 31, 2021
Investments in Multifamily Operating Properties	$1,827,614
Investments in Multifamily Development Properties	200,935
Investments in Real-estate Related Structured Investments	61,746
Operating Company, Land and Other Net Current Assets	62,381
Cash and Cash Equivalents	12,517
Secured Real Estate Financing	(864,209)
Subordinated Unsecured Notes	(43,543)
Preferred Equity	(254,431)
Accrued Performance Participation Allocation	(51,761)
Net Asset Value	$951,249
Fully-diluted Shares/Units Outstanding	55,037

* Presented as adjusted for our economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2021 ($ and shares/units in thousands, except per share/unit data):

	Class
	I	A	TX	OP(1)	Total
As of December 31, 2021
Monthly NAV	$2,963	$405,225	$303	$542,758	$951,249
Fully-diluted Outstanding Shares/Units	171	23,445	18	31,403	55,037
NAV per Fully-diluted Share/Unit	$17.2839	$17.2839	$17.2839	$17.2839	$17.2839

(1) Includes the partnership interests of our Operating Partnership held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other Operating Partnership interests, including LTIP Units as described above, held by parties other than us.

Below are the weighted averages of the key assumptions that were used by our independent appraisal advisor in the discounted cash flow methodology used in the December 31, 2021, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	5.81%	4.49%
Development Assets	5.98%	4.40%

* Presented as adjusted for our economic ownership percentage in each asset, weighted by gross value.

A change in these assumptions would impact the calculation of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.3%	2.3%
	0.25% increase	(2.3)%	(2.2)%
Exit Capitalization Rate	0.25% decrease	4.3%	4.7%
	0.25% increase	(3.7)%	(4.1)%

* Presented as adjusted for our economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our consolidated balance sheet to our NAV (in thousands):

December 31, 2021
Stockholders’ equity	$179,134
Non-controlling interests attributable to limited partners	291,258
Total partners’ capital of CROP under U.S. GAAP	470,392
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	82,748
Goodwill	(439)
Deferred tax liability	3,661
Discount on preferred stock	(9,164)
Unrealized promote	19,326
Unrealized net real estate and debt appreciation	384,725
NAV	$951,249

The following describes the adjustments to reconcile GAAP stockholders’ equity and CROP partners’ capital per our consolidated balance sheet to our NAV:

•Depreciation and amortization associated with our investments in real estate, both consolidated and unconsolidated, is not recorded for purposes of determining our NAV.
•We recorded goodwill for the difference between the transaction price of the CRII Merger and the fair value of identifiable assets acquired, liabilities assumed, and non-controlling interests. Goodwill was not included for purposes of determining our NAV.
•We recorded deferred tax liabilities for the tax effects on the difference in the value of certain assets recorded with the CRII Merger and their underlying tax basis. These deferred tax liabilities were excluded for purposes of determining our NAV.
•Our preferred stock is accounted for as a liability with associated issuance costs deferred and amortized under GAAP. These issuance costs are excluded for purposes of determining our NAV.
•We manage properties on behalf of third parties and under certain agreements have contractual rights to receive promotional interests subject to minimum return hurdles. We do not recognize promotes under GAAP until a liquidation transaction is probable, but do include the fair value of promotes, using a hypothetical liquidation valuation method, for purposes of determining our NAV.
•Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, revolving credit facility and construction loans (“Debt”) are presented at their carrying value in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our Debt are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our Debt are recorded at fair value.

Distributions

We expect to pay distributions to holders of our common and preferred stock on a monthly basis based on monthly record dates. We have not established a minimum distribution level for holders of our common stock and are not required to make distributions to our common stockholders. Distributions are authorized and declared in the sole discretion of our board of directors. We have two classes of preferred stock outstanding. Each class of preferred stock is entitled to a fixed preferred dividend based on a cumulative, but not compounded, annual return. We may also issue stock dividends. Distributions for stockholders who elect to participate in our distribution reinvestment plan are reinvested into shares of the same class of our common stock as the shares to which the distributions relate.

To maintain our qualification as a REIT, we are required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

Our board of directors considers many factors before authorizing a distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements. Our board may declare cash distributions that will be paid in advance of our receipt of cash flow that we expect to receive during a later period. We are not limited in the amount of distributions we can fund from sources other than cash flows from operations. Where we do not have sufficient cash flows from operations to cover our distributions, we may borrow funds, issue new securities or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital.
For more information with respect to our distributions paid, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Distributions.”

Funds from Operations

We believe funds from operations, or FFO, is a beneficial indicator of the performance of an equity REIT and of our company. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), gains and losses from change in control, impairment losses on real estate assets, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for our share of unconsolidated partnerships and joint ventures.

We believe FFO facilitates comparisons of operating performance between periods and among other REITs. However, our computation of FFO may not be comparable to other REITs that do not define FFO in accordance with the NAREIT definition or that interpret the current NAREIT definition differently than we do. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and provides a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

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

The following table presents a reconciliation of FFO and Core FFO to net loss attributable to CROP ($ in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020
Net loss attributable to common stockholders	$(43,916)	$(8,551)
Adjustments to arrive at FFO:
Real estate related depreciation and amortization	61,254	6,966
Depreciation and amortization from unconsolidated real estate entities	11,973	—
Gain on sale of real estate assets	(10,912)	—
Loss allocated to noncontrolling interests - limited partners	(58,923)	—
Amount attributable to above from noncontrolling interests - partially owned entities	(5,858)	—
Funds from operations attributable to common stockholders and unit holders	(46,382)	(1,585)
Adjustments:
Amortization of intangible assets	2,143	—
Amortization of investments in real-estate related loan issuance costs	61	49
Accretion of discount on preferred stock	2,350	468
Amortization of mortgage note premium/discount	(378)	213
Performance participation allocation	51,761	—
Acquisition fees and expenses (1)	3,826	2,331
Accretion of below market leases	(834)	(54)
Other non-recurring adjustments	(200)	—
Amount attributable to above from noncontrolling interests - partially owned entities	1,133	—
Core funds from operations attributable to common stockholders and unit holders	$13,480	$1,422

FFO per common share and unit - basic and diluted	$(1.22)	$(0.15)
Core FFO per common share and unit - basic and diluted	$0.35	$0.13
Weighted-average diluted common shares and units outstanding	38,076,120	10,781,487

(1) Acquisition fees and expenses include costs associated with the CRII Merger, the CMRI Merger, and the CMRII Merger.

Unregistered Sale of Equity Securities

On November 8, 2019, we launched the Private Offering, a best-efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act. During the year ended December 31, 2021, we issued and sold 7,877,975 shares of our Series 2019 Preferred Stock in the Private Offering and received aggregate proceeds of $78.9 million. Additional information about the Private Offering and more recent sales of the Series 2019 Preferred Stock in the Private Offering has previously been disclosed under Item 3.02 in our Current Reports on Form 8-K.

Share Repurchase Program

Information regarding the shares available for repurchase under our share repurchase program and the price at which we repurchase shares is found in Note 12 of our consolidated financial statements in this report.

Holders

The following tables shows the number of shares and holders of each class of common equity outstanding as of March 22, 2022, including shares held by our affiliates:

	Class
	T	I	A	TX
Outstanding shares	1,380,718	608,019	23,387,745	17,525
Number of stockholders	167	101	4,477	6

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Cautionary Note Regarding Forward Looking Statements” and in Item 1A, “Risk Factors.”

Overview

Cottonwood Communities, Inc. invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We hold all of our assets through our Operating Partnership. Our Operating Partnership was Cottonwood Communities O.P., LP (“CCOP”) prior to the CRII Merger and is Cottonwood Residential O.P., LP (“CROP”) after the CRII Merger. We are the sole member of the sole general partner of the Operating Partnership and own general partner interests in the Operating Partnership alongside third party limited partners.

Cottonwood Communities, Inc. is a non-traded perpetual-life, net asset value (“NAV”), real estate investment trust (“REIT”). We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

As December 31, 2021, we had received net proceeds of $124.5 million from the sale of common stock and $111.9 million from the sale of Series 2019 Preferred Stock. We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored OP units. CROP has primarily used the net proceeds to make investments in real estate, multifamily real estate-related assets, and real estate related operations.

As December 31, 2021, we had a portfolio of $2.1 billion in total assets, with 83.3% of our equity value in operating properties, 10.4% in development and 6.3% in real estate-related investments. Refer to the section “Our Investments” below for further description of our portfolio.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. During the year ended December 31, 2021 we did not experience significant disruptions in our operations from the COVID-19 pandemic; however, we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants and multifamily communities.

2021 Activities

The following highlights activities that occurred during the year ended December 31, 2021:

Merged with Cottonwood Residential II, Inc., Cottonwood Multifamily REIT I, Inc, and Cottonwood Multifamily REIT II, Inc.

•Acquired $1.5 billion of real estate and real estate-related assets.
•Assumed $622.1 million in property-level financing.
•Assumed $64.1 million in construction loans.
•Assumed $144.0 million in Series 2016 and Series 2017 Preferred Stock.
•Assumed $48.6 million of unsecured promissory notes.

Implemented an NAV-Based Perpetual-Life Strategy

•Restructured the classes of shares we offer.
•Revised our compensation arrangements with our advisor and its affiliates.
•Adopted a monthly NAV policy beginning on May 7, 2021. NAV was $10.8315 per share as of May 7, 2021 compared to $17.2839 as of December 31, 2021.
•Amended our share repurchase program to provide additional liquidity to our stockholders.
•Received shareholder approval to remove liquidation provisions in our charter.

Invested and Disposed of Real Estate Assets

•Invested $81.8 million in seven projects under various stages of development in the Salt Lake City, UT market.
•Contributed $12.4 million of preferred equity to Riverfront, a development in West Sacramento, CA.
•Provided a $13.0 mezzanine loan to Integra Peaks, a development in Reno, NV.
•Acquired an additional 54.9% interest in Melrose Phase II for $10.6 million, increasing our ownership to 79.8%.
•Loaned an additional $1.1 million in B Notes to Dolce Twin Creeks, Phase II prior to being repaid the full $9.3 million of those notes.
•Sold a 43% interest in Alpha Mill for $34.8 million.

Raised Capital and Managed Financing

•Closed an aggregate of $13.4 million in property-level financing and repaid $24.6 million.
•Drew an additional $52.5 million on construction loans.
•Raised $78.9 million of proceeds from the sale of our Series 2019 Preferred Stock.
•Repaid $5.1 million of unsecured promissory notes.
•Launched our Follow-on Offering of up to $1.0 billion of shares of our common stock on November 4, 2021, raising $2.5 million through the end of the year.

Our Investments

Our portfolio of investments consists of ownership interests or structured investment interests in 33 multifamily apartment communities in 13 states with 9,746 units, including 1,373 units in four multifamily apartment communities in which we have a structured investment interest and another 1,079 units in four multifamily apartment communities under construction. In addition, we have an ownership interest in three parcels of land planned for development.

Information regarding our investments as of December 31, 2021 is as follows:

Stabilized Properties ($ in thousands, except net effective rents)

Property Name	Location	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Date Property Value	Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
3800 Main	Houston, TX	319	831	May 2021	$58,100	$35,861	$1,449	93.7%	50.0%
Alpha Mill	Charlotte, NC	267	830	May 2021	69,500	39,044	1,438	95.5%	57.2%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400	33,594	1,299	98.1%	100.0%
Cottonwood	Salt Lake City, UT	264	834	May 2021	47,300	21,645	1,216	96.6%	100.0%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900	47,205	2,163	98.1%	71.0%
Cottonwood One Upland	Boston, MA	262	1,160	March 2020	103,600	20,000	2,460	93.1%	100.0%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500	38,314	1,299	94.3%	91.1%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	70,000	29,800	1,551	96.6%	90.5%
Cottonwood West Palm	West Palm Beach, FL	245	1,122	May 2019	66,900	35,995	1,987	95.1%	100.0%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900	25,506	1,558	92.9%	100.0%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600	34,000	1,443	96.0%	98.9%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400	46,000	1,234	95.2%	52.8%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900	33,750	1,379	96.5%	100.0%
Melrose	Nashville, TN	220	951	May 2021	67,400	47,100	1,683	96.4%	100.0%
Melrose Phase II	Nashville, TN	139	617	May 2021	40,350	21,500	1,505	92.1%	79.8%
Parc Westborough	Boston, MA	249	1,008	May 2021	74,000	38,010	2,076	98.4%	100.0%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100	37,350	1,669	96.7%	96.4%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500	26,675	1,274	92.4%	97.0%
Regatta	Houston, TX	490	862	May 2021	48,100	35,367	982	95.7%	100.0%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500	48,719	1,530	94.9%	100.0%
Scott Mountain	Portland, OR	262	927	May 2021	70,700	48,373	1,537	90.8%	95.8%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200	36,400	1,350	96.1%	84.2%
Summer Park	Buford, GA	358	1,064	May 2021	75,500	44,620	1,336	98.0%	98.7%
The Marq Highland Park (2)	Tampa, FL	239	999	May 2021	65,700	34,613	1,768	95.0%	100.0%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700	30,700	1,113	98.6%	58.6%
Total / Weighted-Average		7,294	961		$1,638,750	$890,141	$1,495	95.5%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) Excludes the commercial data in units count and physical occupancy.
Development Properties ($ in thousands)

Property Name	Location	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Estimated Completion Date	Investment Amount	Percentage Owned by CROP
Cottonwood on Broadway	Salt Lake City, UT	254	817	May 2021	4Q2022	$6,020	18.84% (1)
Park Avenue	Salt Lake City, UT	234	714	May 2021	1Q2022	7,824	23.56%(1)
Sugarmont	Salt Lake City, UT	341	904	May 2021	2Q2022	67,034	99.00%(3)
Cottonwood on Highland (2)	Millcreek, UT	250	757	May 2021	1Q2023	8,221	36.93%
Total		1,079				$89,099

(1) Cottonwood Multifamily Opportunity Fund, Inc., a fund sponsored by a subsidiary of CROP, indirectly owns a majority of the remaining interest.
(2) Intended to qualify as a qualified opportunity zone investment. Excludes the commercial data in unit count.
(3) The one percent interest not owned by us has limited rights, including the right to control on behalf of the joint venture the prosecution and resolution of all litigation, claims, or causes of action that the joint venture has or may have against certain third parties associated with the design and construction of Sugarmont, as well as the obligation to defend any cross claims resulting from these actions.

Land Held for Development ($ in thousands)

Property Name	Location	Purchase Date	Investment Amount	Percentage Owned by CROP
Block C (1)	Salt Lake City, UT	May 2021	$1,946	37.02%
Jasper	Salt Lake City, UT	June 2021	3,307	100.00%
3300 Cottonwood	Salt Lake City, UT	October 2021	7,521	100.00%
Total			$12,774

(1) Cottonwood Multifamily Opportunity Fund, Inc., a fund sponsored by a subsidiary of CROP, indirectly owns a majority of the remaining interest.

Structured Investments ($ in thousands)

Property Name	Location	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
Lector85	Ybor City, FL	Preferred Equity	August 2019	254	$9,900	$9,900
Vernon Boulevard	Queens, NY	Preferred Equity	July 2020	534	15,000	15,000
Riverfront	West Sacramento, CA	Preferred Equity	November 2020	285	15,092	15,092
Integra Peaks at Damonte	Reno, NV	Mezzanine Loan	June 2021	300	13,000	13,000
Total				1,373	$52,992	$52,992

Results of Operations

Our results of operations for the years ended December 31, 2021 and 2020 are as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	Change
Revenues
Rental and other property revenues	$73,129	$10,749	$62,380
Property management revenues	8,597	—	8,597
Other revenues	1,455	576	879
Total revenues	83,181	11,325	71,856
Operating expenses
Property operations expense	27,759	4,570	23,189
Property management expense	11,302	—	11,302
Reimbursable operating expenses	331	1,030	(699)
Asset management fee	8,052	2,799	5,253
Performance participation allocation	51,761	—	51,761
Depreciation and amortization	63,397	6,966	56,431
General and administrative expenses	9,880	3,354	6,526
Total operating expenses	172,482	18,719	153,763
Loss from operations	(89,301)	(7,394)	(81,907)
Equity in earnings (losses) of unconsolidated real estate entities	(533)	2,113	(2,646)
Interest income	207	198	9
Interest expense	(26,954)	(3,665)	(23,289)
Gain on sale of real estate assets	10,912	—	10,912
Other (expense) income	2	197	(195)
Loss before income taxes	(105,667)	(8,551)	(97,116)
Income tax expense	(1,238)	—	(1,238)
Net loss	(106,905)	(8,551)	(98,354)
Net loss attributable to noncontrolling interests:
Limited partners	58,923	—	58,923
Partially owned entities	4,066	—	4,066
Net loss attributable to common stockholders	$(43,916)	$(8,551)	$(35,365)

Weighted-average common shares outstanding	17,603,981	10,781,487	6,822,494
Net loss per common share - basic and diluted	$(2.49)	$(0.79)	$(1.70)

Rental and Other Property Revenues, Property Operations Expense

Due to the Mergers in 2021 our rental and other property revenues and property operating expenses for the years ended December 31, 2021 and 2020 are not comparable. The assets acquired with the Mergers brought additional rental and property revenues of $59.6 million corresponding with additional property operation expenses of $22.3 million. A full year of activity for One Upland, acquired in March 2020, provided $2.1 million of additional revenue and $872.0 thousand of additional operating expenses in 2021 when compared to 2020.

Property Management Revenues and Property Operations Expense

The property management revenues of $8.6 million and property operations expense of $11.3 million are from CRII’s property management business acquired with the Mergers in 2021.

Asset Management Fee

Asset management fees prior to the advisory agreement restructuring on May 7, 2021 were 1.25% of gross book value. The current asset management fee is the lesser of 0.0625% gross asset value or 0.125% of net asset value each month (0.75% and 1.5% annually), with values updated monthly. The increase in asset management fees of $5.3 million is due to the increase in assets acquired through the Mergers and the increase in value of the portfolio from May to December as well as the revised fee structure. From May 7, 2021 through December 31, 2021, we incurred asset management fees of $6.9 million.

Performance Participation Allocation

Upon the CRII merger in May and the admission of CROP as our Operating Partnership, the Advisor received a special limited partner interest in CROP which was subsequently transferred to an affiliate of the Advisor. This special limited partnership interest entitles the holder to receive an allocation of CROP's total return to its capital account of 12.5% over a 5% hurdle with a catch up, so long as the advisory agreement has not been terminated. The performance participation allocation is measured annually and any amount earned by the Special Limited Partner becomes payable as of December 31 of the applicable year. See Note 10 of the consolidated financial statements for additional information on the allocation. The performance participation allocation of $51.8 million is due to the growth of our NAV from May to December 2021.

Depreciation and Amortization

Due to the Mergers in 2021 depreciation and amortization for the years ended December 31, 2021 and 2020 are not comparable. The assets acquired with the Mergers brought additional depreciation and amortization of $57.3 million. A full year of ownership in One Upland provided additional depreciation in 2021 when compared to 2020. These increases were offset by $2.3 million of in-place leases recorded with the acquisition of One Upland in March 2020 that were fully amortized that year.

General and Administrative Expenses

General and administrative expenses increased $6.5 million for the years ended December 31, 2021 and 2020 primarily due to the Mergers and resulting increase in various corporate level expenses related to the increased size of the Company. Merger costs, professional services, share-based compensation, legal, and insurance expenses all increased during the year ended December 31, 2021 when compared to the corresponding period in 2020.

Equity in Earnings/Losses of Unconsolidated Real Estate Entities

Due to the Mergers in 2021 equity in earnings for the years ended December 31, 2021 and 2020 are not comparable. Equity method investments acquired with the Mergers brought $6.6 million of equity in losses, primarily due to our share of depreciation and amortization in those investments. This was partially offset by increased equity in earnings from additional preferred equity investments.

Interest Expense

Due to the Mergers in 2021 interest expense for the years ended December 31, 2021 and 2020 is not comparable. Interest from property-level debt, Series 2016 Preferred Stock, Series 2017 Preferred Stock, and unsecured promissory notes acquired with the Mergers totaled $18.8 million. We also incurred additional interest expense of $4.7 million from additional Series 2019 Preferred Stock raised during the year ended December 31, 2021. This was partially offset by a reduction in interest expense from non-merger properties as a result of lower interest rates on variable rate debt.

Gain on Sale of Real Estate Assets

The $10.9 million gain on sale of real estate assets is primarily from the sale of a 43% interest in Alpha Mill.

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2021, our total operating expenses exceeded the 2%/25% Limitation.

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

As of December 31, 2021, we have $213.0 million of fixed rate debt and $543.7 million of variable rate debt, which includes $116.7 million of construction loans. We have interest rate cap hedging instruments on $407.0 million, or 74.9% of our variable rate debt. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $43.5 million as of December 31, 2021.

We have various credit facilities in place that provide us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate and is secured by Cottonwood One Upland. We may obtain advances secured against One Upland up to $74.9 million on the JP Morgan Revolving Credit Facility, as well as finance other future acquisitions up to $125.0 million in total revolving debt capacity. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of December 31, 2021, we had advances of $20.0 million on the JP Morgan Revolving Credit Facility. Additionally, we have three other credit facilities through Fannie Mae that may provide additional liquidity if necessary, as long as we maintain certain loan-to-value ratios and other requirements as set forth in the loan documents.

We must redeem the Series 2019 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on December 31, 2023. This date may be extended by two one-year extension options. In addition, we must redeem the Series 2016 Preferred Stock and Series 2017 Preferred Stock for cash at a redemption price equal to $10.00 per share plus any accrued and unpaid dividends to the extent there are any funds legally available, on their respective redemption dates. The initial redemption date was January 31, 2021 for the Series 2016 Preferred Stock and it was extended to January 31, 2023. The Series 2017 Preferred Stock was redeemed on February 1, 2022. Our board of directors has approved the full redemption of the Series 2016 Preferred Stock which we expect to occur by April 30, 2022.

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

Material Cash Requirements

Our expected material cash requirements for the twelve months ended December 31, 2022 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other required expenditures; and (iii) capital expenditures.

Contractually Obligated Expenditures

The following table summarizes our debt payments (excluding extension options), redeemable preferred stock (excluding extension options, deferred financing costs and offering costs), interest payment obligations (excluding debt premiums and discounts, unused fees and deferred financing costs) and obligations under non-cancelable operating leases (excluding renewal options) as of December 31, 2021 ($ in thousands):

	Twelve Months Ended December 31, 2022	Thereafter
Debt repayments (1)	$82,170	$718,060
Preferred Stock redemptions	142,582	111,863
Interest payments	32,630	113,443
Operating leases	217	147
	$257,599	$943,513

(1) Includes mortgages notes, revolving credit facilities, construction loans and unsecured promissory notes. Scheduled interest payments included in these amounts for variable rate loans are presented using rates (including the impact of interest rate swaps) as of December 31, 2021.

Refer to subsequent events below for information on refinances, redemptions, or exercised extension options after December 31, 2021.

Other Required Expenditures

We incur certain other required expenditures in the ordinary course of business, such as utilities, insurance, real estate taxes, third-party management fees, certain capital expenditures related to the maintenance of our properties, and corporate level expenses. Additionally, we carry comprehensive insurance to protect our properties against various losses. The amount of insurance expense that we incur depends on the assessed value of our properties, prevailing market rates, changes in risk. Furthermore, we incur real estate taxes in the various jurisdictions in which we operate. The amount of real estate taxes that we incur depends on changes in the assessed value of our properties, changes in tax rates assessed by certain jurisdictions.

In order to continue to qualify as a REIT for federal income tax purposes, we must meet several organizational and operational requirements, including a requirement that we annually distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains. We intend to continue to satisfy this requirement and maintain our REIT status.

The following table shows distributions paid and cash flow provided by (used in) operating activities during the years ended December 31, 2021 and 2020 ($ in thousands):

	December 31,
	2021	2020
Distributions paid in cash - common stockholders	$9,482	$4,145
Distributions paid in cash to noncontrolling interests - limited partners	10,591	—
Distributions of DRP (reinvested)	141	1,107
Total distributions (1)	$20,214	$5,252
Source of distributions (2)
Paid from cash flows provided by operations	$11,044	$572
Paid from revolving credit facility	5,000	—
Paid from offering proceeds	4,029	3,573
Offering proceeds from issuance of common stock pursuant to the DRP	141	1,107
Total sources	$20,214	$5,252

Net cash provided by (used in) operating activities (2)	$5,424	$(2,816)

(1) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.
(2) The allocation of total sources are calculated on a quarterly basis. Generally, for purposes of determining the source of our distributions paid, we assume first that we use positive cash flow from operating activities from the relevant or prior quarter to fund distribution payments. As such, amounts reflected above as distributions paid from cash flows provided by operations may be from prior quarters which had positive cash flow from operations.

For the year ended December 31, 2021, distributions declared to common stockholders and limited partners were $9.5 million and $11.0 million, respectively. For the year ended December 31, 2021, we paid cash distributions to common stockholders of $9.5 million and limited partners of $10.6 million. For the year ended December 31, 2021, our net loss was $106.9 million. Cash flows provided by operating activities for the year ended December 31, 2021 was $5.4 million.

Capital Expenditures

We deployed $84.7 million during the year ended December 31, 2021 for capital expenditures, funded by debt, proceeds from our offerings and sale of assets, joint venture partners, and property operations. The properties in which we deployed the most capital during the year ended December 31, 2021 are listed separately and the capital expenditures made on all other properties are aggregated in “All other properties” below ($ in thousands):

	2021		2022
Property Name, Location	Total Capital Deployed	CCI/CROP Funded	Capital Budgeted	CCI/CROP Funded
Cottonwood on Broadway	$19,273	$—	$17,333	$—
Sugarmont	17,622	—	10,000	10,000
Park Avenue	15,676	1,907	7,480	1,305
Cottonwood on Highland	16,181	—	27,049	739
All other properties	15,939	10,767	1,005	1,005
	$84,691	$12,674	$62,867	$13,049

Cash Flows

The net change in our cash and cash equivalents and restricted cash is summarized as follows ($ in thousands):

	For the Year Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$5,424	$(2,816)
Net cash used in investing activities	(44,297)	(83,284)
Net cash provided by financing activities	79,630	42,991
Net increase (decrease) in cash and cash equivalents and restricted cash	40,757	(43,109)

Net cash flows provided by operating activities were $5.4 million during the year ended December 31, 2021, primarily as a result of the Mergers which resulted in increased tenant receipts and property management fees. Net cash inflows were also due to income from structured investments partially offset by transaction costs associated with the Mergers, operating expenses and payment of Preferred Stock interest. Cash flows used in operating activities for the same period in 2020 were $2.8 million, primarily as a result of transaction costs associated with the Mergers and increased operating costs offset by tenant receipts, interest income received on the Dolce B-Note, and interest received for cash on deposit combined with the deferral of payment on accounts payable, accrued expenses, and other liabilities.

Cash flows used in investing activities were $44.3 million during the year ended December 31, 2021, primarily due to investments in development projects and capital improvements, funding of preferred equity at Riverfront, purchase of additional interests in Melrose Phase II, and draws on the Integra Peaks mezzanine loan, largely offset by the cash acquired in connection with the CRII Merger, repayment on the Dolce B-Notes, and proceeds from the sale of an interest in Alpha Mill. Cash flows used in investing activities were $83.3 million for the same period in 2020 due to our purchase of Cottonwood One Upland, funding preferred equity investments in Vernon, Lector85, and Riverfront and the Dolce B-Note, as well as cash invested in capital improvements.

Cash flows provided by financing activities were $79.6 million during the year ended December 31, 2021, as a result of net proceeds we received from the issuance of Series 2019 Preferred Stock, proceeds from construction loans and refinances, offset partially by distributions paid to both common stockholders and noncontrolling interest holders, net repayments made on our JP Morgan Revolving Credit Facility, and repurchases of preferred stock, common stock and OP Units. Cash flows provided by financing activities were $43.0 million for the same period in 2020, driven mainly by the net proceeds we received from the issuance of our common stock and our Series 2019 Preferred Stock, offset partially by distributions paid to common stockholders and net repayments made on our JP Morgan Credit Facility.

Critical Accounting Estimates

A critical accounting estimate is one that is both important to our financial condition and results of operations and that involves some degree of uncertainty. The preceding discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may differ from these estimates and assumptions.

We believe that the estimates and assumptions summarized below are most important to the portrayal of our financial condition and results of operations because they involve a significant level of estimation uncertainty and they have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. For a discussion of all of our significant accounting policies, see Note 2 of the consolidated financial statements in this Annual Report on Form 10-K.

Investments in Real Estate

In accordance with Accounting Standards Codification Topic 805, Business Combinations, we determine whether an acquisition qualifies as a business combination or as an asset acquisition. We account for business combinations by recognizing assets acquired and liabilities assumed at their fair values as of the acquisition date. We account for asset acquisitions by allocating the total cost to the individual assets acquired and liabilities assumed on a relative fair value basis. Acquired assets and liabilities include land, building, furniture, fixtures and equipment, identified intangible assets, and debt.

We may use significant subjective inputs in determining fair values. The methods we use are similar to those used by independent appraisers, and include using replacement cost estimates less depreciation, discounted cash flows, market comparisons, and direct capitalization of net operating income. The fair value of debt is a present value application which discounts the difference between the remaining contractual and market debt service payments at an equity discount rate. The equity discount rate is an estimated levered return and is calculated using the LTV, unlevered property discount rate, and a market rate.

Subsequent Events

The following events occurred subsequent to December 31, 2021:

Series 2016 Preferred Stock Extension

In January 2022, we extended our Series 2016 Preferred Stock redemption date to the maximum extension date of January 31, 2023. On March 22, 2022, our board of directors approved the full redemption of our Series 2016 Preferred Stock which we expect to occur before the end of April 2022. We will continue to pay the extension dividend rate of 7.0% until the earlier of January 31, 2023 or the full redemption of the Series 2016 Preferred Stock. We intend to use funds from our Follow-on Offering, proceeds from financing activities discussed below, and our revolving credit facility to redeem the Series 2016 Preferred Stock.

Series 2017 Preferred Stock Payoff

Our Series 2017 Preferred Stock was fully redeemed on February 1, 2022 for approximately $2.6 million.

Financing Activity

On January 28, 2022, we refinanced Parc Westborough and placed it on our revolving credit facility, drawing an additional $1.7 million on that line. We also refinanced Sugarmont’s construction loan to a permanent $105.0 million mortgage, receiving net proceeds of $43.8 million.

In March 2022, we refinanced seven properties through individual, uncrossed loans with one lender for $362.2 million, receiving net proceeds of $111.7 million. All of the loans are on a 5 year term and carry a 3.4% fixed interest rate. Two of the properties are unconsolidated.

Performance Participation Allocation Payment

On January 31, 2021, the accrued $51.8 million performance participation allocation was paid in cash.

Loss of Third-Party Management Contracts

On February 14, 2022, a portfolio of 12 properties which we managed for a third-party was sold to another group, resulting in the loss of approximately 3,500 units under management.

Status of the Private Offering

We sold 1,547,184 shares of Series 2019 Preferred Stock for aggregate gross offering proceeds of $15.4 million. In connection with the sale of these shares in the Private Offering, the Company paid aggregate selling commissions of $1.0 million and placement fees of $0.3 million. The offering was fully subscribed in March 2022.

Status of the Follow-on Offering

We sold the following through our Follow-on Offering ($ in thousands):

	Class
	T	I	A	TX	Total
Shares issued through Primary Offering	1,394,087	442,888	—	—	1,836,975
Shares issued through DRP Offering	19	456	26,120	—	26,595
Gross Proceeds	$25,000	$7,888	$458	$—	$33,346

Distributions Declared - Common Stock

We declared the following monthly distributions after December 31, 2021:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2022	$0.05833333	$0.70
February 28, 2022	$0.05916667	$0.71
March 31, 2022	$0.05916667	$0.71

Grant of LTIP Unit Awards

On January 7, 2022, grants of 105,826 time-based LTIP Units and 170,731 performance-based LTIP units were issued to executives, directors and employees. An additional grant of 14,7554 time-based LTIP units were issued to directors on February 7, 2022.

Equity Incentive Plan

On March 22, 2022, our board of directors approved the Cottonwood Communities, Inc. 2022 Equity Incentive Plan (the “Plan”) to attract, retain and reward certain employees, consultants and/or directors for services they perform on behalf of the Company. The plan allows for the issuance of a maximum of 300,000 shares of common stock issued through restricted stock units or restricted stock awards. Awards may (but need not) be subject to service or performance vesting conditions. Upon adoption of the Plan, the compensation committee of the board of directors approved an aggregate grant of 20,038 restricted stock units with a four-year vesting schedule. We do not intend to issue awards to executive officers or directors pursuant to the Plan.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act are recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Management conducted an assessment of the effectiveness of Cottonwood Communities, Inc.’s internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management has determined that Cottonwood Communities, Inc.’s internal control over financial reporting as of December 31, 2021, was effective.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are set forth below:

Name*	Age**	Positions
Daniel Shaeffer	51	Chief Executive Officer and Director
Chad Christensen	49	Executive Chairman of the Board of Directors and Director
Gregg Christensen	53	Chief Legal Officer and Secretary; Advisory Board Member
Glenn Rand	61	Chief Operating Officer; Advisory Board Member
Susan Hallenberg	54	Chief Accounting Officer and Treasurer; Advisory Board Member
Enzio Cassinis	44	President
Adam Larson	40	Chief Financial Officer
Stan Hanks	54	Chief Development Officer
Eric Marlin	46	Executive Vice President, Capital Markets
Paul Fredenberg	45	Chief Investment Officer
Jonathan Gardner	45	Independent Director
John Lunt	49	Independent Director
Philip White	48	Independent Director

* The address of each executive officer and director listed is 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106.
** As of December 31, 2021

Daniel Shaeffer has served as our Chief Executive Officer since May 2021 and as an affiliated director since July 2016. Mr. Shaeffer served as the Chief Executive Officer and a director of CRII and its predecessor entities from 2004 through the closing of the CRII Merger. Mr. Shaeffer also served as our Chairman of the Board of directors from October 2018 through May 2021 and was formerly our Chief Executive Officer from December 2016 through September 2018. He was previously a director of CMRI and CMRII prior to the completion of the CMRI Merger and the CMRII Merger. He serves as a director and Chief Executive Officer of CMOF, positions he has held since CMOF’s formation in May 2016. In addition, in May 2021, Mr. Shaeffer was appointed Chief Executive Officer of CCA. Mr. Shaeffer’s primary responsibilities include overseeing acquisitions, capital markets and strategic planning for us and our affiliates.

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

Mr. Shaeffer holds an International Master of Business Administration from the University of Chicago Graduate School of Business and a Bachelor of Science in Accounting from Brigham Young University.

Our board of directors has determined that it is in the best interests of our company and our stockholders for Mr. Shaeffer, in light of his day-to-day company-specific operational experience, significant finance and market experience, and his real estate experience, to serve as a director on our board of directors.

Chad Christensen has served as the Executive Chairman of our board of directors since May 2021 and as one of our affiliated directors since July 2016. Mr. Christensen served as President and a director of CRII and its predecessor entities from 2004 through the closing of the CRII Merger. Mr. Christensen was formerly our President and Chairman of the Board from December 2016 through September 2018. He was previously a director of CMRI and CMRII through the completion of the CMRI Merger and the CMRII Merger. He serves as President, Chairman of the Board, and a director of CMOF. In addition, in May 2021, Mr. Christensen was appointed Executive Chairman of CCA. Mr. Christensen oversees financial and general operations for us and our affiliates. He is also actively involved in acquisitions, marketing and capital raising activities for us and our affiliates.

Before co-founding Cottonwood Capital, LLC, a predecessor to CRII, in 2004, Mr. Christensen worked with the Stan Johnson Company, a national commercial Real Estate Brokerage firm in Tulsa, Oklahoma. Early in his career, Mr. Christensen founded Paramo Investment Company, a small investment management company. Mr. Christensen has been involved in real estate development, management, acquisition, disposition and financing for more than 18 years.

Mr. Christensen holds a Master of Business Administration from The Wharton School at the University of Pennsylvania with an emphasis in Finance and Real Estate and a Bachelor of Arts in English from the University of Utah. Mr. Christensen also holds an active real estate license. Chad Christensen and Gregg Christensen are brothers.

Our board of directors has determined that it is in the best interests of our company and our stockholders for Mr. Christensen, in light of his day-to-day company-specific operational experience, significant finance and market experience, and his real estate experience, to serve as a director on our board of directors.

Gregg Christensen has served as our Chief Legal Officer and Secretary since December 2016 and as an Advisory Board Member since May 2021. Mr. Christensen served as the Chief Legal Officer and Secretary (formerly Executive Vice President, Secretary and General Counsel) and a director of CRII and its predecessor entities from 2007 through the closing of the CRII Merger. Mr. Christensen was a director on our board of directors from December 2016 to June 2018. Mr. Christensen held similar officer positions with CMRI and CMRII prior to the completion of the CMRI Merger and the CMRII Merger and holds similar officer positions with CMOF. In addition, he served as a director of CMRI and CMRII through the closing of the CMRI Merger and CMRII Merger and serves as a director of CMOF. In addition, in May 2021, Mr. Christensen was appointed Chief Legal Officer and Secretary of CCA. Mr. Christensen oversees and coordinates all legal aspects of us and our affiliates, and is also actively involved in operations, acquisitions and due diligence activities for us and our affiliates.

Prior to joining the Cottonwood organization, Mr. Christensen was a principal, managing director and general counsel of Cherokee & Walker, an investment company focused on real estate investments and private equity investments in real estate related companies. Previously, Mr. Christensen practiced law with Nelson & Senior in Salt Lake City. His areas of practice included real estate and corporate law. He is a member of the Utah State Bar, as well as the Bar of the United States District Court for the District of Utah. Mr. Christensen has been involved in real estate development, management, acquisition, disposition and financing for more than 23 years.

Mr. Christensen holds an Honors Bachelor of Arts in English from the University of Utah and a Juris Doctorate from the University of Utah, S.J. Quinney College of Law. Gregg Christensen and Chad Christensen are brothers.

Glenn Rand has served as our Chief Operating Officer and as an Advisory Board Member since May 2021. Mr. Rand also has served as the Chief Operating Officer of CROP (and in other roles with CROP) since September 2013. In addition, he serves as Chief Operating Officer of CCA as of May 2021. Mr. Rand brings over 30 years of property management experience to us. He directs operations and provides strategic guidance with respect to acquisitions and asset management. Prior to joining CROP, he worked at Archstone, where he was responsible for the oversight of more than 30,000 apartment units. During his time at Archstone, Mr. Rand was President and Founder of Archstone Management Services, a third-party management company with over 50 assets under management, which was eventually sold to Gables Residential. As Chairman of Archstone’s Pricing Committee, he was influential in the creation and national acceptance of LRO (revenue management) within Archstone, and eventually the apartment industry. He served on the Virginia Tech Management Board for many years and is consistently requested as a speaker at industry events.

Susan Hallenberg has served as our Chief Accounting Officer and Treasurer since October 2018 and as an Advisory Board Member since May 2021. Ms. Hallenberg served as the Chief Financial Officer and Treasurer of CRII and its predecessor entity from May 2005 until the closing of the CRII Merger. Ms. Hallenberg served as our principal accounting officer and principal financial officer in her role as Chief Financial Officer from December 2016 through September 2018. Ms. Hallenberg also served as Chief Accounting Officer and Treasurer of CMRI and CMRII prior to the closing of the CMRI Merger and CMRII Merger. She is also Chief Financial Officer and Treasurer of CMOF and Chief Accounting Officer and Treasurer at CCA.

Prior to joining the Cottonwood organization, Ms. Hallenberg served as Acquisitions Officer for Phillips Edison & Company, a real estate investment company. She also served as Vice President for Lend Lease Real Estate Investments, where her responsibilities included financial management of a large mixed-use real estate development project and the underwriting, financing and reporting on multifamily housing development opportunities in the Western United States using tax credit, tax-exempt bond, and conventional financing. She also worked for Aldrich Eastman & Waltch for two years as an Assistant Portfolio Controller. Ms. Hallenberg started her career at Ernst & Young where she worked in the firm’s audit department for four years.

Ms. Hallenberg holds a Bachelor of Arts in Economics/Accounting from The College of the Holy Cross.

Enzio Cassinis has served as our President since May 2021. Mr. Cassinis served as our Chief Executive Officer and President from October 2018 through May 2021. Mr. Cassinis also served as the Chief Executive Officer and President of CMRI and CMRII from October 2018 through the closing of the CMRI Merger and CMRII Merger. In addition, Mr. Cassinis served as the Chief Executive Officer of CCA from October 2018 through May 2021 and currently serves as CCA’s President since May 2021.

From June 2013 through September 2018, Mr. Cassinis served in various roles at the Cottonwood organization. Most recently, he served as the Senior Vice President of Corporate Strategy, where he was responsible for financial planning and analysis, balance sheet management and capital and venture formation activity. Prior to joining the Cottonwood organization in June 2013, Mr. Cassinis was Vice President of Investment Management at Archstone, one of the largest apartment operators and developers in the U.S. and Europe. There, he negotiated transactions in both foreign and domestic markets with transaction volume exceeding several billion dollars in total capitalization. Prior to Archstone, Mr. Cassinis worked as an attorney with Krendl, Krendl, Sachnoff & Way, PC (now Kutak Rock LLP) from February 2003 to May 2006, focusing his practice on corporate law and merger and acquisition transactions.

Mr. Cassinis earned a Master of Business Administration and Juris Doctorate (Order of St. Ives) from the University of Denver, and a Bachelor of Science in Business Administration from the University of Colorado at Boulder and is a CFA® charterholder.

Adam Larson has served as our Chief Financial Officer since October 2018. Mr. Larson also has served as the Chief Financial Officer of CCA since October 2018 and of CMRI and CMRII from October 2018 through the closing of the CMRI Merger and the CMRII Merger.

Through September 2018, Mr. Larson was the Senior Vice President of Asset Management of Cottonwood Residential. In this role he provided strategic guidance with respect to asset management, financial planning and analysis, and property operations. Prior to joining Cottonwood Residential in June 2013, Mr. Larson worked in the Investment Banking Division at Goldman Sachs advising clients on mergers and acquisitions and other capital raising activities in the Real Estate, Consumer/Retail and Healthcare sectors. Mr. Larson previously worked at Barclays Capital, Bonneville Real Estate Capital and Hitachi Consulting.

Mr. Larson holds a Master of Business Administration from the University of Chicago Booth School of Business, and a Bachelor of Science in Business Management from Brigham Young University where he also served as Student Body President.

Stan Hanks has served as Chief Development Officer since May 2021. Prior to that he was one of our Executive Vice Presidents. Mr. Hanks also has served as Executive Vice President of CROP since September 2012 and of CCA since May 2021. Mr. Hanks has over 19 years of multi-family experience. He is responsible for development project oversight and strategic initiatives. Prior to joining CROP, Mr. Hanks was a Senior Vice President and Principal at RealSource, a boutique multi-family real estate firm in Salt Lake City where he was involved with acquisitions, financing, asset management and capital raising. Prior to RealSource, Mr. Hanks was Vice President of Finance/Corporate Controller for TenFold Corporation, a software company in Utah that completed its IPO in 1999. Prior to TenFold, Mr. Hanks spent four years as an auditor at Coopers & Lybrand. Mr. Hanks earned a Bachelor of Accounting from the University of Utah in 1992.

Eric Marlin has served as our Executive Vice President of Capital Markets since May 2021. Mr. Marlin also has served as Executive Vice President of Capital Markets of CROP since February 2007 and of CCA since May 2021. His responsibilities include interfacing with broker-dealers and all retail-focused capital raising activities for Cottonwood Residential and its affiliates. Previously, Mr. Marlin was Vice President of the Western Region for CORE Realty Holdings, LLC, a sponsor of tenant in common transactions. Prior to joining CORE, Mr. Marlin worked for Courtlandt Financial Group, a firm that specializes in Code Section 1031 exchanges. Prior to joining Courtlandt Financial Group, Mr. Marlin worked as a financial consultant with Merrill Lynch Private Client Group in Beverly Hills, California, where he focused primarily on financial planning and estate planning. Mr. Marlin holds a Bachelor of Arts in History of Public Policy from the University of California at Santa Barbara. He is a licensed securities representative with Series 7 and Series 66 licenses. Mr. Marlin also acted as a wholesaler internal to CRII in connection with the offerings.

Paul Fredenberg has served as our Chief Investment Officer since October 2018. Mr. Fredenberg has also served as the Chief Investment Officer of CCA since October 2018 and of CMRI and CMRII from October 2018 through the completion of the CMRI Merger and CMRII Merger.

Through September 2018, Mr. Fredenberg served as the Senior Vice President of Acquisitions of Cottonwood Residential a position he had held since September 2005. As Senior Vice President of Acquisitions, he focused exclusively on sourcing and evaluating new multifamily investment opportunities for Cottonwood Residential. Prior to joining the Cottonwood organization in 2005, Mr. Fredenberg worked in the Investment Banking division of Wachovia Securities advising clients on mergers and acquisitions activities across multiple industries. He has also held investment banking and management consulting positions at Piper Jaffray and the Arbor Strategy Group.

Mr. Fredenberg holds a Master of Business Administration from The Wharton School at the University of Pennsylvania, a Master of Arts in Latin American Studies from the University of Pennsylvania, and a Bachelor of Arts in Economics from the University of Michigan, Ann Arbor.

Jonathan Gardner is one of our independent directors, a position he has held since May 2021. Mr. Gardner is a principal and founding partner at Gardner Batt, LLC, a Salt Lake City-based real estate development and investment firm. Mr. Gardner has developed or invested in over $2.0 billion of real estate in the last seven years, and he and his partners manage nearly two million square feet of office, multi-family, retail and warehouse space. Prior to starting Gardner Batt in 2014, Mr. Gardner spent four years with a family run real estate development office and, prior to that, four years as an investment banker handling corporate leveraged finance at CIBC World Markets’ Private Finance Group. Mr. Gardner graduated magna cum laude from the University of Utah’s David Eccles School of Business with an emphasis in Finance.

Mr. Gardner was a director-nominee of CRII in connection with the CRII Merger. In addition, our board of directors selected Mr. Gardner as an independent director for reasons including his significant experience in the real estate industry and prior knowledge of the portfolio of CRII as a non-affiliate director. Mr. Gardner’s broad real estate experience provides him with key skills in responding to our business’s financial, strategic and operational challenges and opportunities, and overseeing management. Our board of directors believes that the depth and breadth of Mr. Gardner’s exposure to complex real estate, financial and strategic issues during his career make him a valuable asset to our board of directors.

John Lunt is one of our independent directors, a position he has held since June 2018. In January 2003, Mr. Lunt founded Lunt Capital Management, Inc., a registered investment advisor, and since January 2003, he has served as its President. The firm builds and manages investment strategies used by financial advisors around the United States and provides research and advice for investments across asset classes, including U.S. equities, international equities, fixed income, real estate, commodities and currencies. Mr. Lunt co-created the methodology for four index strategies calculated by S&P Dow Jones Indices. He is a charter member of the ETF Strategists Roundtable for key influencers associated with ETF management, and writes regularly about financial markets for ETFTrends.com. From 2001 to June 2014, he served on the board of the Utah Retirement Systems, a $20 billion pension fund, and from 2004 to 2007, he served as board President. From February 2013 to February 2022, Mr. Lunt served on the investment advisory committee for the $20 billion Utah Educational Savings Plan (My529) and from August 2017 to February 2022, he served as Chairman of the committee. Since September 2014, he has served as a member of the Board of Trustees for the $2 billion Utah School & Institutional Trust Funds Office. He has been a featured speaker at investment conferences around the United States and has written extensively about financial markets.

Mr. Lunt graduated Magna Cum Laude with University Honors from Brigham Young University with a Bachelor of Arts in Economics, and he later received a Master of Business Administration in Finance and International Business from New York University. Mr. Lunt completed the Program for Advanced Trustee Studies at Harvard Law School and finished a number of courses at the New York Institute of Finance on trading and portfolio management.

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

Philip White is one of our independent directors, a position he has held since May 2021. Mr. White has been a partner at Inflection Financial LLC since 2020. His firm oversees more than $250 million for individuals and company retirement plans. Previously, Mr. White was a partner at Retirement Plan Fiduciaries LLC since 2015 and President at Ducere Capital, a wealth management practice he founded in 2006. Mr. White also previously directed executive compensation and company stock and retirement plans for Rackspace Hosting. Early in his career, Mr. White served his country as a civil engineer officer in the United States Air Force. Mr. White earned his Master of Business Administration with Honors from The Wharton School at the University of Pennsylvania and is also a Distinguished Graduate of The United States Air Force Academy. Mr. White is a CFA® charter holder and is also a CERTIFIED FINANCIAL PLANNER™ practitioner.

Mr. White was a director-nominee of CRII in connection with the CRII Merger. In addition, our board of directors selected Mr. White as an independent director for reasons including his experience in the real estate industry, executive compensation experience, his professional and educational background and prior knowledge of the portfolio of CRII as a non-affiliate director of CRII. With his background in executive compensation issues, Mr. White is particularly well-positioned to guide our board of directors on compensation issues and the employment of various individuals, including our Chief Accounting Officer and Chief Legal Officer. Our board of directors believes that these key attributes make him a valuable asset to our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of such equity securities with the SEC. As a matter of practice, our inside general counsel and outside counsel assists our directors and executive officers in preparing these reports, and typically file those reports on behalf of our directors and executive officers. Based solely on a review of the copies of such forms filed with the SEC during fiscal year 2021 and on written representations from our directors and executive officers, we believe that during fiscal year 2021, except for one Form 4 for Mr. Larson to report his change in ownership of our equity securities in connection with the CRII Merger, and one Form 4 for Mr. G. Christensen to report his change in ownership of our equity securities in connection with the CRII Merger, all of our directors and executive officers filed the required reports on a timely basis under Section 16(a).

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

Audit Committee

Our board of directors has established an audit committee composed entirely of independent directors. Audit Committee members are “independent”, consistent with the qualifications set forth in Rule 10A-3 under the Exchange Act, applicable to boards of directors in general and audit committees in particular. Mr. Lunt is qualified as an audit committee financial expert within the meaning of Item 407(d)(5) of Regulation S-K under the Exchange Act.

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

The audit committee is also responsible for engaging our independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, and considering and approving the audit and non-audit services and fees provided by the independent registered public accounting firm. The members of the audit committee are Messrs. Gardner, Lunt and White.

Item 11. Executive Compensation

Overview

This section discusses the components of the compensation we provide to our “named executive officers” who are listed in the “Summary Compensation Table” below. In 2021, our named executive officers were Daniel Shaeffer, our Chief Executive Officer; Gregg Christensen, our Chief Legal Officer and Secretary; and Glenn Rand, our Chief Operating Officer.

Prior to the effective time of the CRII Merger on May 7, 2021, we had no employees, and all of our executive officers were employed by our advisor and its affiliates. As such, all of our executive officers were compensated by these entities, in part, for their services to us and our subsidiaries, and except for grants of equity incentive compensation that we made commencing with the fiscal year 2020, we did not provide compensation to our executive officers prior to May 7, 2021.

Following the CRII Merger, we employ certain of our executive officers, including two of our named executive officers, Mr. G. Christensen and Mr. Rand. Because we employed certain of our executive officers for less than a full year in 2021, the discussion below regarding executive compensation reflects the compensation approved by our compensation committee that we expect to pay for a full year commencing in 2022 with our executive compensation tables reflecting only those amounts paid in 2021.

Mr. Shaeffer, along with certain other of our executive officers, continues to be employed by our advisor and its affiliates. Except for grants of equity incentive compensation that we make to all of our executive officers, Mr. Shaeffer and those executive officers employed by our advisor and its affiliates are compensated by these entities (and not us), in part, for their service to us and our subsidiaries. See Item 13 below for a discussion of the fees paid to CC Advisors III and its affiliates. All of our named executive officers are officers and/or employees of, or hold an indirect ownership interest in, CC Advisors III and/or its affiliates.

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act and an “emerging growth company” as defined under the JOBS Act. As such, we are permitted to take advantage of certain reduced reporting requirements that are otherwise applicable generally to public companies.

Compensation of Executive Officers

Executive Compensation Process

Our compensation committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation that we pay to our named executive officers. This includes equity incentive compensation grants we make to all of our executive officers as well as additional compensation we pay to those named executive officers employed by us. Prior to the CRII Merger, except for annual grants of LTIP Units and Special LTIP Units (for purposes of our executive compensation discussion, referred to as required by context, collectively as the “LTIP Units”) under our partnership agreement in effect at the time of the award, our named executive officers did not receive any compensation from us.

Our compensation committee acknowledges that the real estate industry is highly competitive and that experienced professionals have significant career mobility. Commencing with fiscal year 2020, our compensation committee determined that through the annual grant of LTIP Units under our partnership agreement, we will attract, motivate and retain highly skilled executive officers who are committed to our core values of prudent risk-taking and integrity. Each year our compensation committee determines, in its sole discretion, the aggregate amount, type and terms of any equity grants to our executive officers, including our employees and employees of our advisor and its affiliates. For the initial grants of LTIP Units in 2020 our compensation committee consulted Ferguson Partners Consulting L.P., f/k/a FPL Associates, L.P. (“FPC”), a nationally recognized compensation consulting firm specializing in the real estate industry.

In making initial compensation decisions following the CRII Merger, the compensation committee reviewed market-based compensation data provided by FPC. The compensation committee also evaluated the performance of our Chief Executive Officer and, together with our Chief Executive Officer, assessed the individual performance of the other executive and senior officers. While the compensation committee considers these recommendations, along with data provided by its other advisors, it retains full discretion to set all compensation to our named executive officers that we pay directly.

Engagement of Compensation Consultant

The compensation committee is authorized to retain the services of one or more executive compensation consultants, in its discretion, to assist with the establishment and review of our compensation programs and related policies. The compensation committee has sole authority to hire, terminate and set the terms of any future engagement of FPC or any other compensation consultant.

For compensation advice following the CRII Merger, the compensation committee engaged FPC to provide market-based compensation data to assist the committee in the implementation of a comprehensive executive compensation program for those executive officers that we employ and an equity incentive compensation program for all of our executive officers that complements the compensation provided to our executive officers by our advisor and its affiliates. In connection with these efforts, FPC prepared for the compensation committee reports that included compensation analyses for each executive position, including those executive positions that are held by employees of our advisor and its affiliates, an analysis of a recommended peer group for the company and a description of the methodology used to provide the compensation analyses. FPC researched competitive market practices, reviewed the proxy statements of its recommended peer group and checked its own proprietary information data bases. The compensation committee reviewed the information provided to the company and approved the executive compensation program which included equity incentive compensation for all of our executive officers and full compensation for those executive officers that we employ.

Components of Executive Compensation

The key elements of our executive compensation program for our executive officers include annual cash compensation, short-term incentive plan compensation as well as equity incentive compensation in the form of time-based and performance-based LTIP Units. Each element is discussed in detail below.

Base Salary. Compensation for each executive officer we employ was established by our compensation committee. We believe that our executive officers’ base salary levels are commensurate with their positions and are expected to provide a steady source of income sufficient to permit these officers to focus their time and attention on their work duties and responsibilities. Base salaries of our named executive officers periodically will be reviewed by the compensation committee. Information about base salary for our named executive officers for 2022 is as follows.

Name and Principal Position	Base Salary
Daniel Shaeffer, Chief Executive Officer	(1)
Gregg Christensen, Chief Legal Officer and Secretary	$400,000
Glenn Rand, Chief Operating Officer	$400,000

(1) Mr. Shaeffer, along with certain other of our executive officers, is employed by our advisor and its affiliates. Except for grants of equity incentive compensation that we make to all of our executive officers, Mr. Shaeffer is compensated by these entities, in part, for his service to us and our subsidiaries. See Item 13 below for a discussion of the fees paid to our advisor and its affiliates

Short-Term Incentive Plan. The short-term incentive plan is intended to compensate our executive officers for achieving annual company and strategic performance goals. The compensation committee believes that the opportunity to earn an annual cash bonus encourages our executive officers to achieve company and strategic performance goals, which fosters a performance-driven company culture that aligns the executives’ interests with the stockholders’ interests.

The short-term incentive plan allows our executive officers to earn a cash bonus based on various pre-defined and pre-weighted company and strategic performance goals established by the compensation committee (at least 50% of which are objective, calculable company performance measurements). Strategic performance goals are assessed subjectively.

The annual cash incentive bonus is the product of the named executive officer’s target bonus (which is a percentage of his base salary) and a formula number that is based on the achievement of predetermined targets. Depending on the achievement of the predetermined targets, the actual annual cash incentive bonus may be less than, but not greater than the target bonus. The compensation committee set Mr. G. Christensen’s target bonus at 90% of his base salary and Mr. Rand’s target bonus at 85% of his base salary.

The annual cash incentive bonus formula number for 2021 consists of the following components: (i) 25% capital formation, (ii) 25% capital deployment efficiency, (iii) 25% portfolio characteristics and objectives, (iv) 15% same store net operating income (NOI) growth relative to the same store NOI growth of a pre-selected peer group, and (v) 10% completion of development projects. With respect to the specific formula components for 2021, the named executive officers received 93% of their target bonus based on the achievement of the predetermined targets.

Equity Incentive Compensation. The compensation committee has made and may make certain awards to the named executive officers in the form of LTIP units. LTIP units are a separate series of limited partnership units of our Operating Partnership, which are convertible into common units upon achieving certain vesting and performance requirements. Awards of LTIP units are subject to the conditions and restrictions determined by our compensation committee, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. If the conditions and/or restrictions included in an LTIP unit award agreement are not attained, holders will forfeit the LTIP units granted under such agreement. Unless otherwise provided, the LTIP unit awards (whether vested or unvested) will entitle the holder to receive current distributions from our Operating Partnership, and the Special LTIP units (whether vested or unvested) will entitle the holder to receive 10% of the current distributions from our Operating Partnership during the applicable performance period. When the LTIP units have vested and sufficient income has been allocated to the holder of the vested LTIP units, the LTIP units will automatically convert to common units in our Operating Partnership on a one-for-one basis.

The compensation committee has deemed LTIP unit awards to be an effective means to ensure alignment of the executives’ interests with those of the stockholders. LTIP units are structured as “profits interests” for U.S. federal income tax purposes, and we do not expect the grant, vesting or conversion of LTIP units to produce a tax deduction for us based on current U.S. federal income tax law. As profits interests, the LTIP units initially will not have full parity, on a per unit basis, with the common units with respect to liquidating distributions. Upon the occurrence of specified events, the LTIP units can, over time, achieve full parity with the common units in our Operating Partnership and therefore, accrete to an economic value for the holder equivalent to the common units. If such parity is achieved, the LTIP units may be converted, subject to the satisfaction of applicable vesting conditions, on a one-for-one basis into common units, which in turn may be exchanged, upon the occurrence of certain events, by the holder for a cash amount based on the value of a share of our common stock or for shares of our common stock, on a one-for-one basis, at our election. However, there are circumstances under which the LTIP units will not achieve parity with the common units, and until such parity is reached, the value that a holder could realize for a given number of LTIP units will be less than the value of an equal number of shares of our common stock and may be zero. The compensation committee believes that this characteristic of the LTIP units, that they achieve real value only if our share value appreciates, links executive compensation to our performance.

Our compensation committee has approved grants of LTIP units to certain executive officers for fiscal year 2020 and 2021; however, none of our named executive officers received a grant of LTIP units from our compensation committee for 2021 compensation and none have outstanding equity awards as of December 31, 2021.

Our compensation committee currently expects to continue to grant LTIP units awards to our named executive officers annually on the same terms and conditions; however, the committee’s decision whether to approve any such awards in the future will depend on our performance, market trends and practices and other considerations.

Time-Based LTIP Units. The following table sets forth the number and value of the time-based LTIP Units granted to our named executive officers in January 2022. The time-based LTIP Units were issued on January 7, 2022 based on the grant date fair value determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC Topic 718”). The time-based LTIP Units vest annually in equal installments over a four-year period with the first 25% vesting on January 1, 2023, subject to continued service. Time based LTIP Units (whether vested or unvested) receive the same distribution per unit as the CROP Common Units.

Executive Officer	Date of Grant	Number of Time-Based LTIP Units	Value of Time-Based LTIP Units
Daniel Shaeffer	January 7, 2022	23,589	$407,710
Gregg Christensen	January 7, 2022	7,959	$137,563
Glenn Rand	January 7, 2022	6,201	$107,177

Performance-Based LTIP Units. The following table sets forth the number and value of the performance-based LTIP Units granted to our named executive officers in January 2022. The performance-based LTIP Units were issued on January 7, 2022 based on the grant date fair value determined in accordance with ASC Topic 718. The actual amount of each award will be determined at the conclusion of the three-year performance period on December 31, 2024, and will depend on our internal rate of return (as defined in the award agreements).

Executive Officer	Date of Grant	Number of Performance-Based LTIP Units	Value of Performance-Based LTIP Units
Daniel Shaeffer	January 7, 2022	43,809	$757,190
Gregg Christensen	January 7, 2022	14,780	$255,456
Glenn Rand	January 7, 2022	11,517	$199,059

Pursuant to the terms of the applicable award agreements, our named executive officers may earn up to 100% of the number of performance-based LTIP Units granted, plus deemed dividends on earned units, based on our internal rate of return during the performance period in accordance with the following schedule, with linear interpolation for performance between levels:

Internal Rate of Return	Percentage Earned
Less than 6%	—%
6%	50%
10% or greater	100%

None of the performance-based LTIP Units will be earned if our internal rate of return for the performance period is less than 6%, and the maximum number of performance-based LTIP Units will only be earned if our internal rate of return for the performance period is 10% or greater. The earned performance-based LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with us, or CC Advisors III or its affiliates. During the performance period, performance based LTIP Units (whether vested or unvested) will entitle the holder to receive 10% of the current distribution per unit paid to holders of the CROP Common Units (based on the total number of performance-based LTIP Units granted). At the end of the performance period, if the internal rate of return equals or exceeds the performance threshold (6%), the holder will be entitled to receive an additional grant of LTIP Units equivalent to 90% of distributions that would have been paid on the earned performance-based LTIP Units during the performance period.

Executive Officer Compensation Tables

Summary Compensation Table

The following table sets forth the information required by Item 402 of Regulation S-K promulgated by the SEC. Prior to the effective time of the CRII Merger on May 7, 2021, we had no employees, and all of our executive officers were employed by our advisor and its affiliates. As such, all of our executive officers were compensated by these entities, in part, for their services to us and our subsidiaries and except for grants of equity incentive compensation that we made to certain of our executive officers commencing for the fiscal year 2020, we did not compensate our executive officers prior to May 7, 2021. Therefore, the table below reflect executive compensation that we paid for the partial year commencing May 7, 2021.

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	Total
Daniel Shaeffer Chief Executive Officer	2021	(1)	(1)	(1)
Gregg Christensen Chief Legal Officer and Secretary	2021	$375,000	$315,000	$690,000
Glenn Rand Chief Operating Officer	2021	$380,000	$250,000	$630,000

(1) Mr. Shaeffer is an officer and employee of our advisor and its affiliates, and is compensated by these entities, in part, for his services to us or our subsidiaries. We do not directly compensate Mr. Shaeffer other than through stock awards. See Item 13 below for a discussion of the fees paid to CC Advisors III and its affiliates.

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

Accelerated Vesting of Performance-Based LTIP-Units. Pursuant to the terms of award agreements with our named executive officers, upon a “change in control” (as defined in the award agreements) or in the event of a termination of the executive officer’s employment by the executive officer for “good reason” (as defined in the award agreements), by the company without “cause” (as defined in the award agreements), or by reason of death or disability (each a “Qualified Termination”), after the grant date, but prior to the end of the performance period, the target number of award LTIP Units shall be deemed earned. Upon a Qualified Termination after the end of the performance period, but prior to the vesting of the earned LTIP Units, all unvested earned LTIP Units will become fully vested.

2021 Director Compensation Table

The table below provides information regarding compensation paid to or earned by our directors during the year ended December 31, 2021 as required by Item 402(k) of Regulation S-K.

Name	Fees Earned or Paid in Cash	Stock Awards(1)(2)	Total
Daniel Shaeffer(3)	$—	$—	$—
Chad Christensen(3)	$—	$—	$—
Jonathan Gardner	$37,500	$65,074	$102,574
John Lunt	$121,750	$65,074	$186,824
Philip White	$37,500	$65,074	$102,574
Gentry Jensen(4)	$73,000	$—	$73,000
R. Brent Hardy(4)	$73,000	$—	$73,000

(1) As of December 31, 2021, each of Mr. Gardner, Mr. Lunt and Mr. White held 3,765 unvested LTIP units.
(2) Represents 3,765 LTIP units granted to each of Messrs. Gardner, Lunt, and White on January 7, 2022 for compensation for the year ended December 31, 2021. The dollar value is computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC Topic 718”). See Note 11 to our consolidated financial statements included in our annual report on Form 10‑K for the year ended December 31, 2021, for a discussion of our accounting of LTIP units and the assumptions used. The grant date fair value of each award granted on January 7, 2022 was $17.2839.

(3) Directors who are not independent of us do not receive compensation for their services as a director.
(4) Effective on the closing date of the CRII Merger, R. Brent Hardy and Gentry Jensen, two of our former independent directors, resigned from the board of directors.

Director Compensation

Following the CRII Merger, our compensation committee undertook a review of our director compensation and approved a revised compensation structure for our independent directors. The revised compensation structure was approved following a review of peer board compensation data provided FPC.

Annually, with a prorated amount for 2021 based on three quarters, we will pay a cash retainer of $50,000 to each independent director for their service as a director, as well as an equity grant of time-based LTIP Units in the Operating Partnership with a value of approximately $85,000 at the time of grant. The equity will have a one-year vesting schedule. The independent board members serving as chairperson of each of the audit, compensation and conflicts committees will receive an additional annual cash retainer of $15,000, $10,000 and $10,000, respectively.

Previously, each independent director received an annual retainer of $10,000 and we paid independent directors for attending board and committee meetings as follows, (i) $500 in cash for each board meeting attended (including if by teleconference); and (ii) $500 in cash for each committee meeting attended (if at a different time or place than a board meeting and including if by teleconference).

We also reimburse our directors for their travel expenses incurred in connection with their attendance at board and committee meetings.

In addition, in 2020, the special committee of our board of directors (the “Special Committee”) was formed for the purpose of reviewing, considering, investigating, evaluating and, as determined by the Special Committee, negotiating the Mergers or any alternative extraordinary transaction. The members of the Special Committee were Gentry Jensen, R. Brent Hardy and John Lunt, with Gentry Jensen serving as the chairman of the Special Committee. Effective on the closing date of the CRII Merger, R. Brent Hardy and Gentry Jensen resigned from the board of directors. In 2021, we paid each member of our special committee a $70,000 retainer for their service on the special committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

As of December 31, 2021, we have granted LTIP Units to certain of our executive officers and registered persons associated with the dealer manager for the Offering. The following table summarizes information, as of December 31, 2021, relating to our equity compensation plans pursuant to which we have granted LTIP units.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (3)	1,099,775	—	—
Total	1,099,775	—	—

(1) Consists entirely of LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may then be redeemed for cash, or at our option, an equal number of shares of common stock, subject to certain restrictions. There is no exercise price associated with LTIP units.

(2) No additional securities have been reserved for issuance.
(3) Our board of directors has granted awards of LTIP units to our executive officers pursuant to the terms of award agreements and as contemplated in the operating partnership agreement for CROP.

The following table sets forth, as of March 22, 2022, the amount of our common stock, CROP’s common units and CROP’s LTIP units beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors, (iii) our executive officers and (iv) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes securities that a person has the right to acquire within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Percent of all Shares (3)	Percent of all Shares and Common Units (4)
Daniel Shaeffer	4,283,211 (5)	16.87%	7.62%
Chad Christensen	4,283,211 (5)	16.87%	7.62%
Gregg Christensen	3,850,024 (5)	15.16%	6.85%
Glenn Rand	58,225 (6)	*	*
Enzio Cassinis	50,607 (6)	*	*
Adam Larson	39,069 (6)	*	*
Paul Fredenberg	18,412 (6)	*	*
Susan Hallenberg	50,509 (6)	*	*
Stan Hanks	41,938 (6)	*	*
Eric Marlin	3,567,178 (5)	14.05%	6.34%
Jonathan Gardner	10,625 (7)	*	*
John Lunt	8,683 (7)	*	*
Philip White	20,865 (8)	*	*
All directors and executive officers as a group (13 persons)	5,797,682	22.83%	10.31%
* Indicates less than 1% of the outstanding common stock.
(1) The address of each named beneficial owner is 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106.
(2) Ownership consists of shares of our common stock, CROP common units and CROP LTIP units. Subject to certain restrictions, common units may be redeemed for cash, or at our option, an equal number of shares of our common stock. Upon achieving parity with the common units and becoming “redeemable” in accordance with the terms of CROP’s partnership agreement, LTIP units may be redeemed for cash, or at our option, an equal number of shares of our common stock, subject to certain restrictions.

(3) Based on 25,394,008 shares of our common stock outstanding as of March 14, 2022. In computing the percentage ownership of a person or group, we have assumed that the common units and LTIP units held by that person or persons in the group have been redeemed for shares of our common stock and that those shares are outstanding, but that no common units or LTIP units held by other persons are redeemed for shares of our common stock, notwithstanding that not all of the LTIP units have vested to date.

(4) Based on 56,242,685 shares of common stock and common units outstanding as of March 14, 2022 on a fully-diluted basis, comprised of 25,394,008 shares of common stock and 30,848,677 shares of common stock issuable upon exchange or conversion of outstanding common units and LTIP units, respectively.

(5) Includes 93,963, 93,963, 43,850 and 31,339 common units held by each of Messrs. Shaeffer, C. Christensen, G. Christensen and Marlin, respectively, and 687,743, 687,743, 304,669 and 54,334 LTIP units held by each of Messrs. Shaeffer, C. Christensen, G. Christensen and Marlin, respectively. Not all of the LTIP units have vested. Includes 3,481,505 common units held by HT Holdings, an entity owned and controlled by Messrs. Shaeffer, C. Christensen, G. Christensen and Marlin. Also includes 20,000 shares of common stock held by CCA, which is beneficially owned by Messrs. Shaeffer, C. Christensen, G. Christensen and Marlin (through entities they own and control or directly). In addition, Messrs. Shaeffer, C. Christensen and G. Christensen comprise the board of managers of CCA and, as such, may be deemed to have had beneficial ownership of the shares held by CCA.

(6) Includes 3,633, 18,814, 12,543, 7,840, 3,633 and 3,633 common units held by each of Messrs. Rand, Cassinis, Larson, Fredenberg and Hanks and Ms. Hallenberg, respectively, and 54,592, 31,793, 26,526, 10,572, 38,305 and 46,876 LTIP units held by each of Messrs. Rand, Cassinis, Larson, Fredenberg and Hanks and Ms. Hallenberg, respectively. Not all of the LTIP units have vested.

(7) Includes 10,265 and 8,683 LTIP units held by Messrs. Gardner and Lunt, respectively. Not all of the LTIP units have vested.
(8) Includes 10,600 shares of our common stock and 10,265 LTIP units held by Mr. White. Not all of the LTIP units have vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our charter provides that a majority of our directors must be independent. We currently have three independent directors of our five-member board of directors. A majority of the directors on any committees established by the board must also be independent. Our board of directors has three standing committees: the audit committee, the conflicts committee and the compensation committee.

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

In addition, although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee, the conflicts committee, and the compensation committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that our current independent directors, Jonathan Gardner (appointed May 7, 2021), John Lunt and Philip White (appointed May 7, 2021), each satisfies the New York Stock Exchange independence standards. Our board of directors had also affirmatively determined that R. Brent Hardy and Gentry Jensen, our former independent directors who served on our board of directors from June 2018 through the closing of the CRII Merger on May 7, 2021, each satisfied the New York Stock Exchange independence standards.

Report of the Conflicts Committee

Review of Our Policies

The conflicts committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Offering Policy. From August 13, 2018 to December 22, 2020, we conducted an initial public offering of our Class A and Class TX (formerly Class T) shares of common stock. Following the Mergers, on November 4, 2021, we registered with the SEC our Follow-on Offering of up to $1.0 billion shares of common stock, consisting of up to $900.0 million of shares of common stock in our primary offering and up to $100.0 million in shares of common stock pursuant to the distribution reinvestment plan offering having restructured the classes of shares we offer in our public offering. We renamed our prior Class T shares as Class TX shares and authorized and designated three new classes of shares: Class T, Class D and Class I shares for sale in our primary public offering. Class T, Class D and Class I shares have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees payable to our dealer manager and reallowed to participating broker-dealers. All five classes of shares are available for sale pursuant to our distribution reinvestment plan offering. We believe that having a number of different share classes with different distribution compensation structures will improve our ability to sell shares and raise capital in the current market. As of December 31, 2021, we had raised $122.0 million from the sale of our common stock in our initial public offering. We had also raised $2.5 million from our Follow-on Offering, which commenced on November 4, 2021. As of the date of this filing, the Follow-on Offering is ongoing. For the year ended December 31, 2021, the costs of raising capital in the Follow-on Offering represented 67.3% of the capital raised.

On November 8, 2019, we launched the Private Offering, a private placement offering exempt from registration under the Securities Act for which we initially offered a maximum of $50.0 million in shares of our Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share. Shares in the Private Offering have upfront costs and expenses paid by us from gross offering proceeds. The board of directors approved an increase in the size of the Private Offering to $100.0 million on March 23, 2021, $125.0 million on October 7, 2021, and $128.0 million on February 7, 2022. As of March 11, 2022, we had terminated the Private Offering having raised $127.0 million in gross offering proceeds.

We have primarily used the net proceeds from our offerings to make investments in real estate-related assets. We believe the Private Offering and the Follow-on Offering are in the best interest of our stockholders because the offerings provide us with the best chance to acquire a diverse portfolio of assets, thereby reducing risk in our portfolio.

NAV-Based Perpetual Life Strategy. We have implemented changes to our business in pursuit of an NAV-based, perpetual-life strategy. We believe these changes, including new shares classes in our public offering, a revised advisory fee structure and an enhanced share repurchase program, will enhance our equity capital raising efforts, diversify and grow our portfolio for the benefit of our stockholders, and increase liquidity to our stockholders in excess of what was previously available. We also believe becoming a perpetual-life REIT will allow us to acquire and manage our investment portfolio in a more active and flexible manner by not limiting us with a predetermined operational period or the need to provide a “liquidity” event at the end of that period.

In connection with our strategy, on May 27, 2021, our board of directors, including a majority of our independent directors, adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV and performed our initial NAV calculation. Since our initial determination of an NAV, we have determined and disclosed monthly our NAV per share for each share class as of the last calendar day of the prior month. We believe more frequent NAV calculations will improve our ability to offer and repurchase our shares at the most fair prices, and also improve visibility and transparency into our performance.

Acquisition and Investment Policies. We intend to use the proceeds from our offerings to invest directly or indirectly in multifamily apartment communities and multifamily real estate-related assets located throughout the United States. The investments will be comprised primarily of stabilized multifamily apartment communities and land which will be developed into multifamily apartment communities. The strategy may also include mortgage or mezzanine loans to, or preferred equity investments in, entities that have been formed for the purpose of acquiring or developing multifamily apartment communities. We will seek to acquire, develop and actively manage these investments, with the objective of providing a stable source of income for our stockholders and maximizing potential returns upon disposition of the assets through capital appreciation.

Generally, we intend to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in a property or land which will be developed into a multifamily apartment community (including, by way of example, an existing multifamily apartment community that may require redevelopment capital for strategic repositioning within its market). We will balance the goal of achieving our portfolio allocation targets with the goal of carefully evaluating and selecting investment opportunities to maximize risk-adjusted returns. Notwithstanding the foregoing, the actual portfolio allocation may from time to time be outside our target levels due to factors such as a large inflow of capital over a short period of time, our advisor’s or board of directors’ assessment of the relative attractiveness of opportunities, an increase or decrease in the relative value of an investment or limitations or requirements relating to our intention to be treated as a REIT for U.S. federal income tax purposes. Furthermore, from time to time, we will evaluate our allocations and our board of directors may make adjustments if it determines that a different portfolio composition is in our stockholders’ best interests.

We target properties located in major metropolitan areas in the United States that have, in the opinion of our advisor and our board of directors, attractive investment dynamics for multifamily apartment owners. We do not designate specific geographic allocations for our portfolio. Our advisor targets regions where it sees the best opportunities that support our investment objectives and attempts to acquire multifamily apartment communities in diverse locations so that we are not overly concentrated in a single area (though we are not precluded from owning multiple properties in a particular area). Following the CRII Merger, our property management and development and construction services are now performed by our employees and we no longer engage a property manager affiliated with our advisor to manage our multifamily apartment communities; however, in some cases, circumstances may necessitate that we hire a local property manager to oversee the day-to-day operations at some of our properties.

Our portfolio of investments consists of ownership interests or structured investment interests in 33 multifamily apartment communities in 13 states with 9,746 units, including 1,373 units in four multifamily apartment communities in which we have a structured investment interest and another 1,079 units in four multifamily apartment communities under construction. In addition, we have an ownership interest in three parcels of land planned for development.

Borrowing Policies. We have financed and intend to continue to finance the purchase of multifamily apartment communities with proceeds from our offerings and loans obtained from third-party lenders. We anticipate the use of moderate leverage to enhance total cash flow to our stockholders. We will target an aggregate loan-to-cost or loan-to-value ratio of 45% to 65% at the REIT level; provided, however, that we may obtain financing that is less than or exceeds such ratio in the discretion of our board of directors if the board of directors deems it to be in our best interest to obtain such financing. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets, unless a majority of our conflicts committee finds substantial justification for borrowing a greater amount and such excess borrowings are disclosed in our next quarterly report, along with the conflicts committee’s justification for such excess. Examples of such a substantial justification include obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. We anticipate that all financing obtained to acquire stabilized multifamily apartment communities will be non-recourse to our Operating Partnership and us (however, it is possible that some of these loans will require us to enter into guaranties with respect to certain non-recourse carve-outs). We may obtain recourse debt in connection with certain development transactions.

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

As of December 31, 2021, we have $213.0 million of fixed rate debt and $543.7 million of variable rate debt, including our revolving credit facility and including $116.7 million of variable rate debt related to construction loans; $407.0 million, or 74.9% of our variable rate debt, is accompanied by interest rate cap hedging instruments as required by the lenders. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $43.5 million as of December 31, 2021. In addition, we launched the Private Offering pursuant to which we may issue up to $128.0 million in shares of Series 2019 Preferred Stock, which has a fixed redemption date and is classified as a liability on the consolidated balance sheet. As of December 31, 2021, we had 11,186,301 shares of Series 2019 Preferred Stock outstanding.

Disposition Policies. Our advisor will underwrite long-term hold periods for our investments (generally, five to ten years for stabilized operating communities and equity investments in developments, and three to four years for preferred equity or mezzanine debt investments). Our advisor will evaluate development opportunities that align with the overall strategic objectives of our business. We believe that holding our target assets for a long period of time will enable us to execute our business plan, generate stable cash-on-cash returns and drive long-term cash flow and net asset value growth. From time to time, at the discretion of our board of directors and advisor, we may elect to sell an investment before the end of its underwritten hold period if our advisor believes that will maximize value for us.

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

Liquidation Policy. We are currently a perpetual-life REIT. We use the term “perpetual-life REIT” to describe an investment vehicle of indefinite duration, whose shares of common stock are intended to be sold by the REIT monthly on a continuous basis at a price generally equal to the REIT’s prior month’s NAV per share plus applicable upfront selling commissions and dealer manager fees. In our perpetual-life structure, our stockholders may request that we redeem their shares on a monthly basis, but we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month in our discretion. While we may consider a liquidity event at any time in the future, we are not obligated by our charter or otherwise to effect a liquidity event at any time.

Allocation Policy. We rely on our advisor to identify suitable investments. Many investment opportunities that are suitable for us may also be suitable for other programs that may be sponsored or advised by our advisor and its affiliates. To the extent our advisor or its affiliates are investing funds at the same time we are, our advisor and its affiliates will allocate potential investments between us and other entities that are sponsored or advised by our advisor and its affiliates in a manner designed to meet each entity’s investment objectives by considering the investment portfolios of each entity, the cash available for investment by each entity and diversification objectives.

Policies Regarding Operating Expenses. We are required to limit our total operating expenses to the greater of 2% of our average invested assets or 25% of our net income for the four most recently completed fiscal quarters, as these terms are defined in our charter, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2021, total operating expenses represented approximately 6.05% and 237.42% of our average invested assets and our net loss, respectively. Excluding the performance participation allocation expense and the costs associated with the Mergers, total operating expenses would represent 1.38% of average invested assets and 22.73% of net income for the four consecutive quarters ended December 31, 2021.

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

Certain Transactions with Related Persons

The conflicts committee has reviewed the material transactions between our affiliates and us since the beginning of 2020 as well as any such currently proposed material transactions. The following describes all transactions during the fiscal year ended December 31, 2021 and currently proposed transactions involving us, our directors, our sponsor or advisor or any of their affiliates and the conflicts committee’s report on their fairness.

As further described below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. Until May 7, 2021, the effective date of the CRII Merger, Cottonwood Residential II, Inc. (“CRII”) acted as our sponsor and was managed by its board of directors, three of the five members of which were Daniel Shaeffer, Chad Christensen and Gregg Christensen. Daniel Shaeffer and Chad Christensen are our affiliated directors and two of our executive officers. Gregg Christensen is one of our executive officers. Cottonwood Communities Management, LLC (“CC Management”), our advisor through February 28, 2019 and our property manager through May 7, 2021, is an indirect, wholly owned subsidiary of Cottonwood Residential O.P., LP (“CROP”). Effective as of March 1, 2019, following the restructuring by our sponsor of the entity through which we receive our advisory services, CC Advisors III has acted as our advisor. CC Advisors III is a wholly owned subsidiary of Cottonwood Communities Advisors, LLC (“CCA”), and Daniel Shaeffer, Chad Christensen and Gregg Christensen currently beneficially own approximately 73.5% of CCA. All of our executive officers are also executive officers of CCA and CC Advisors III.

Also as further described below, on January 26, 2021, we entered into merger agreements to acquire each of CRII, Cottonwood Multifamily REIT I, Inc. (“CMRI”) and Cottonwood Multifamily REIT II, Inc. (“CMRII”). All of the mergers were stock-for-stock transactions whereby each of CRII, CMRI and CMRII were merged into a wholly owned subsidiary of us (collectively, the “Mergers”). Prior to their respective mergers, Cottonwood Multifamily I was externally managed by CC Advisors I, LLC (“CMRI Asset Manager”) and Cottonwood Multifamily II was externally managed by CC Advisors II, LLC (“CMRII Asset Manager”). CMRI Asset Manager and CMRII Asset Manager were wholly owned subsidiaries of CCA. In addition, Daniel Shaeffer, Chad Christensen and Gregg Christensen were each affiliated directors of Cottonwood Multifamily I and Cottonwood Multifamily II.

Further, as a result of the merger with CRII, CRII’s affiliated property manager, CC Management, which currently manages approximately 9,800 units, including approximately 7,300 units we own or have ownership interests in, became wholly owned by us.

Merger with Cottonwood Residential II, Inc.

On January 26, 2021, we; Cottonwood Communities O.P., LP (“CCOP”), which was our then operating partnership; Cottonwood Communities GP Subsidiary, LLC, our wholly owned subsidiary (“Merger Sub”); CRII; and CROP, CRII’s then operating partnership, entered into an Agreement and Plan of Merger (the “CRII Merger Agreement”).

Subject to the terms and conditions of the CRII Merger Agreement, (i) CRII merged with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of us (the “CRII Company Merger”) and (ii) CCOP merged with and into CROP, with CROP surviving (the “CROP Merger” and, together with the CRII Company Merger, referred to as the “CRII Merger”). On May 7, 2021, the CRII Merger was completed. At such time, the separate existence of CRII and CCOP ceased.

At the effective time of the CRII Company Merger, (i) each issued and outstanding share of CRII’s common stock converted into 2.015 shares of our Class A common stock (ii) each issued and outstanding share of Series 2016 preferred stock of CRII converted into one share of our newly designated Series 2016 preferred stock, and (iii) each issued and outstanding share of Series 2017 preferred stock of CRII converted into one share of our newly designated Series 2017 preferred stock.

At the effective time of the CROP Merger, each participating partnership unit of CROP (i.e., all CROP partnership units other than preferred units) issued and outstanding immediately prior to the CROP Merger were split into 2.015 participating partnership units of CROP (the “CROP Unit Split”). Immediately following the CROP Unit Split, (i) each issued and outstanding Series 2019 preferred unit of CCOP (the “CCOP Series 2019 Preferred Units”) converted into one Series 2019 preferred unit of CROP, the terms of which mirror the CCOP Series 2019 Preferred Units, (ii) each issued and outstanding LTIP Unit of CCOP (the “CCOP LTIP Units”) converted into one LTIP Unit of CROP (the “CROP LTIP Units”), the terms and conditions of which mirror the CCOP LTIP Units, (iii) each issued and outstanding Special LTIP Unit of CCOP (the “CCOP Special LTIP Units”) converted into one Special LTIP Unit of CROP (“CROP Special LTIP Units”), the terms and conditions of which mirror the CCOP Special LTIP Units, and (iv) except as set forth above, each issued and outstanding general partner unit and common limited partner unit of CCOP converted into one common limited partner unit of CROP (“CROP Common Units”). After giving effect to the CROP Unit Split, each CROP Common Unit, general partner unit and CROP LTIP Unit issued and outstanding immediately prior to the effective time of the CROP Merger remains outstanding, and each CROP preferred unit issued and outstanding immediately prior to the effective time of the CROP Merger remains outstanding and continues to be held by Merger Sub, as the entity surviving the CRII Company Merger.

Merger with Cottonwood Multifamily REIT I, Inc.

On January 26, 2021, we, CCOP, Merger Sub, CMRI and Cottonwood Multifamily REIT I O.P., LP (“CMRI OP”) entered into an Agreement and Plan of Merger (the “CMRI Merger Agreement”).

Subject to the terms and conditions of the CMRI Merger Agreement, (i) Cottonwood Multifamily I merged with and into Merger Sub, with Merger Sub surviving as our direct, wholly owned subsidiary (the “CMRI Company Merger”) and (ii) CMRI OP merged with and into CROP, the successor of CCOP, with CROP surviving (the “CMRI OP Merger” and, together with the CMRI Company Merger, referred to as the “CMRI Merger”). On July 15, 2021, the CMRI Merger was completed. At such time, the separate existence of CMRI and CMRI OP ceased.

At the effective time of the CMRI Company Merger, each issued and outstanding share of Cottonwood Multifamily I’s common stock converted into 1.175 shares of our Class A common stock.

At the effective time of the CMRI OP Merger, each partnership unit of CMRI OP issued and outstanding immediately prior to the CMRI OP Merger was split so that the total number of partnership units of CMRI OP then outstanding was equal to 4,904,045, which was the total number of shares of Cottonwood Multifamily I common stock that were issued and outstanding immediately prior to the CMRI OP Merger (the “CMRI OP Unit Split”). Immediately following the CMRI OP Unit Split, each partnership unit of CMRI OP converted into 1.175 CROP Common Units. Each partnership unit of CROP issued and outstanding immediately prior to the effective time of the CMRI OP Merger remains outstanding.

Merger with Cottonwood Multifamily REIT II, Inc.

On January 26, 2021, we, CCOP, Merger Sub, CMRII and Cottonwood Multifamily REIT II O.P., LP (“CMRII OP”) entered into an Agreement and Plan of Merger (the “CMRII Merger Agreement”).

Subject to the terms and conditions of the CMRII Merger Agreement, (i) CMRII merged with and into Merger Sub, with Merger Sub surviving as our direct, wholly owned subsidiary (the “CMRII Company Merger”) and (ii) CMRII OP merged with and into CROP, the successor of CCOP, with CROP surviving (the “CMRII OP Merger” and, together with the CMRII Company Merger, referred to as the “CMRII Merger”). On July 15, 2021, the CMRII Merger was completed. At such time, the separate existence of CMRII and CMRII OP ceased.

At the effective time of the CMRII Company Merger, each issued and outstanding share of Cottonwood Multifamily II’s common stock converted into 1.072 shares of our Class A common stock.

At the effective time of the CMRII OP Merger, each partnership unit of CMRII OP issued and outstanding immediately prior to the CMRII OP Merger was split so that the total number of partnership units of CMRII OP then outstanding was equal to 4,881,490, which was the total number of shares of Cottonwood Multifamily II common stock that were issued and outstanding immediately prior to the CMRII OP Merger (the “CMRII OP Unit Split”). Immediately following the CMRII OP Unit Split, each partnership unit of CMRII OP converted into 1.072 CROP Common Units. Each partnership unit of CROP issued and outstanding immediately prior to the effective time of the CMRII OP Merger remains outstanding.

Our Relationship with CC Advisors III

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
•arranging for financing and refinancing of our properties and our other investments;
•entering into leases and service contracts for our real properties;
•supervising and evaluating each loan servicer’s and property manager’s performance;
•reviewing and analyzing the operating and capital budgets of properties underlying our investments and properties we may acquire;
•entering into servicing contracts for our loans;
•assisting us in obtaining insurance;
•generating an annual budget for us;
•reviewing and analyzing financial information for each of our assets and our overall portfolio;
•formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;
•performing investor-relations services to the extent deemed appropriate by our advisor (acting in its fiduciary capacity);
•maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies to the extent deemed appropriate by our advisor (acting in its fiduciary capacity);
•engaging and supervising the performance of our agents, including our registrar and transfer agent; and
•performing any other services reasonably requested by us.

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We entered into our initial advisory agreement on August 13, 2018. Effective March 1, 2019, we amended our initial advisory agreement to remove the provision of property management services. Under the terms of the advisory agreements in effect from January 1, 2020 through May 7, 2021 and the Amended and Restated Advisory Agreement that became effective on May 7, 2021, we paid the fees described below to our advisor from January 1, 2020 through December 31, 2021.

On May 7, 2021, the closing date of the CRII Merger, we entered into the Amended and Restated Advisory Agreement, which revises the compensation payable and the expenses that may be reimbursed to our advisor as described below and includes changes to reflect that as of the closing of the CRII Merger we acquired personnel who have historically performed certain services for us on behalf of our advisor, including property management, legal, accounting, property development oversight and certain services relating to construction management, shareholders, human resources, renter insurance and information technology. Our advisor no longer has the obligation to perform those services but instead will oversee and supplement those services to the extent our advisor (acting in its fiduciary capacity) deems appropriate. The Amended and Restated Advisory Agreement also removed a provision regarding the use of the Cottonwood name because following the CRII Merger, we hold the trademark. On the closing date of the CRII Merger, we also entered into the Trademark License Agreement described below whereby we granted to our advisor a non-exclusive license to use and display certain Cottonwood trademarks.

Organization and Offering Expenses. Pursuant to our advisory agreement that was in effect until May 7, 2021, our advisor was obligated to pay all of the organization and offering expenses associated with our initial public offering on our behalf (with the exception of costs associated with restructuring the offering and any equity incentive awards granted by us to registered persons associated with the dealer manager for the offering). As of May 7, 2021, our advisor incurred approximately $14.1 million in organizational and offering costs from the issuance of our common stock.

Pursuant to the Amended and Restated Advisory Agreement, we will reimburse our advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. Our advisor is no longer obligated to pay the organization and offering expenses associated with our initial public offering with the exception of the deferred selling commission associated with the Class TX shares sold. After termination of our primary offering, our advisor will reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of the gross proceeds from any public offering. From May 7, 2021 through December 31, 2021, organizational and offering costs incurred by our advisor were not significant.

Contingent Acquisition Fee. Pursuant to our advisory agreement that was in effect until May 7, 2021, after our common stockholders had received, together as a collective group, aggregate distributions sufficient to provide a return of their invested capital, plus a cumulative, noncompounded annual return on their investment (“Required Return”), our advisor would receive a contingent acquisition fee that is a percentage of the cost of investments acquired or originated by us, or the amount to be funded by us to acquire or originate loans, including acquisition and origination expenses and any debt attributable to such investments plus significant capital expenditures related to the development, construction or improvement of the investment as follows: (i) 1% contingent acquisition fee if stockholders receive a 6% Required Return; and (ii) 2% additional contingent acquisition fee if stockholders receive a 13% Required Return. No contingent acquisition fees were incurred for the year ended December 31, 2020 or for the period from January 1, 2021 through May 7, 2021.

There are no contingent acquisition fees payable under the terms of the Amended and Restated Advisory Agreement.

Pursuant to our advisory agreement that was in effect until May 7, 2021, if our advisor was terminated within the first 10 years of operations for any reason other than the advisor’s fraud, gross negligence or willful misconduct, our advisor would receive a 3% contingent acquisition fee. If the Amended and Restated Advisory Agreement is terminated other than for cause (or non-renewal or termination by our advisor), the contingent acquisition fees and contingent financing fees (described below) provided for in our advisory agreement that was in effect until May 7, 2021 will be due and payable in an amount equal to approximately $22.0 million (if the termination occurs in year one) reduced by 10% each year thereafter.

Acquisition Expense Reimbursement. Subject to limitations in our charter, our advisor will be reimbursed for all out-of-pocket expenses incurred in connection with the selection and acquisition of real estate assets, whether or not the acquisition is consummated. Acquisition expenses reimbursed to our advisor during the years ended December 31, 2021 and December 31, 2020 were not significant, as we have generally incurred and paid such expenses directly.

Contingent Financing Fee. After our common stockholders had received, together as a collective group, aggregate distributions sufficient to provide a return of their invested capital plus a Required Return of 13%, our advisor would receive a contingent financing fee of 1% of the original principal amount of any financing obtained or assumed by us. No contingent financing fees were incurred for the year ended December 31, 2020 or for the period from January 1, 2021 through May 7, 2021.

There are no contingent financing fees payable under the terms of the Amended and Restated Advisory Agreement.

Asset Management Fee. Pursuant to our advisory agreement that was in effect until May 7, 2021, our advisor received an annual asset management fee, paid monthly, of 1.25% of the gross book value of our assets. We incurred gross asset management fees of $2.8 million for the year ended December 31, 2020, and gross asset management fees of $1.2 million for the period from January 1, 2021 through May 7, 2021. Our advisor agreed to waive its asset management fee each month in an amount equivalent to the 6% discount provided to those who purchase shares of Class A common stock through certain distribution channels as specified in the prospectus for the initial public offering. This was to ensure that we received proceeds equivalent to those received for sales of shares outside of these channels. As a result, the asset management fee waived by our advisor for the year ended December 31, 2020 was $0.2 million. The asset management fee waived by our advisor for the period from January 1, 2021 through May 7, 2021 was minimal.

Pursuant to the Amended and Restated Advisory Agreement, our advisor receives a monthly asset management fee equal to 0.0625% of the gross asset value or GAV of CROP (subject to a cap of 0.125% of the net asset value or NAV of CROP), before giving effect to any accruals (related to the month for which the asset management fee is being calculated) for the asset management fee, distribution fees in connection with a securities offering, the Performance Allocation (as defined in the CROP Partnership Agreement and discussed below under “CROP Partnership Agreement”) or any distributions. The GAV and NAV of CROP are determined in accordance with the valuation guidelines adopted by our board of directors and reflective of the ownership interest held by CROP in such gross assets. If we own assets other than through CROP, we will pay a corresponding fee to our advisor.

The management fee may be paid, at our advisor’s election, in cash, shares of our common stock or CROP Common Units. To the extent that our advisor elects to receive any portion of its management fee in shares of our common stock or CROP Common Units, we or CROP may repurchase such shares or units at a later date if requested by our advisor. Shares of our common stock and CROP Common Units obtained by our advisor as compensation for the management fee payable will not be subject to the repurchase limits of our share repurchase program or any reduction or penalty for an early repurchase. Upon the request of our advisor, we or CROP will repurchase any such securities for cash unless our board determines that any such repurchase would be prohibited by applicable law, our charter, the CROP Partnership Agreement, or otherwise cause our cash levels or leverage levels to be imprudent as determined by our board. CROP will waive the one-year holding period requirement with respect to the “Exchange Right” provided for in the CROP Partnership Agreement. Our advisor will have registration rights with respect to shares of our common stock. From May 7, 2021 through December 31, 2021, we incurred asset management fees of $6.9 million.

Other Fees and Reimbursable Expenses. Pursuant to our advisory agreement that was in effect until May 7, 2021, we reimbursed our advisor or its affiliates for all actual expenses paid or incurred by our advisor or its affiliates in connection with the services provided to us; provided, however, that we did not reimburse our advisor or its affiliates for salaries, wages and related benefits of personnel who performed investment advisory services for us or served as our executive officers. In addition, subject to the approval of our board of directors, we reimbursed our advisor or its affiliates for costs and fees associated with providing services to us that we would otherwise engage a third party to provide. Reimbursable company operating expenses to our advisor or its affiliates for the year ended December 31, 2020 were $1.0 million, and were $0.3 million for the period from January 1, 2021 through May 7, 2021.

Pursuant to the Amended and Restated Advisory Agreement, subject to the limitations on total operating expenses described below, our advisor is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that our advisor is responsible for the expenses related to any and all of our advisor’s personnel who provide investment advisory services pursuant to the Amended and Restated Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of our advisor or any of its affiliates), including, without limitation, salaries, bonuses and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel; provided that we will be responsible for the personnel costs of our employees even if they are also directors or officers of our advisor or any of its affiliates except as provided for in the Reimbursement and Cost Sharing Agreement described below. We had no reimbursable company operating expenses to our advisor or its affiliates under the Amended and Restated Advisory Agreement for the period from May 7, 2021 through December 31, 2021.

Our advisor is required to reimburse us the amount by which our aggregate total operating expenses for the four consecutive fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless our conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital to the extent paid by us such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock, (ii) interest payments, (iii) taxes, (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) reasonable incentive fees based on the gain from the sale of our assets and (vi) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (other than disposition fees on the sale of assets other than real property), including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property. Our conflicts committee determined that the relationship of our total operating expenses and our net assets was justified for the four consecutive fiscal quarters ended December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021 and December 31, 2021 given the costs of operating a public company, the early stage of our operations and the additional costs associated with pursuing the Mergers and approved total operating expenses in excess of the operating expense reimbursement obligation in each of these four quarter periods.

CROP Partnership Agreement. In addition to the compensation payable and expenses reimbursed to our advisor pursuant to the Amended and Restated Advisory Agreement, an affiliate of our advisor, as the “Special Limited Partner” is entitled to receive a 12.5% promotional interest, subject to a 5% hurdle and certain limitations, under the terms of the amended and restated limited partnership agreement of CROP dated May 7, 2021, as further amended and restated on July 15, 2021 (the “CROP Partnership Agreement”), as described below. As of December 31, 2021, we had accrued $51.8 million for the Performance Allocation (as defined below).

So long as the Amended and Restated Advisory Agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will be entitled to an annual distribution (the “Performance Allocation”), promptly following the end of each year (which will accrue on a monthly basis) in an amount equal to:

1.First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to the Special Limited Partner equals 12.5% of the sum of (A) the Hurdle Amount for that period and (B) any amount allocated to the Special Limited Partner pursuant to this clause; and

2.Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

For purposes of this section:

“Hurdle Amount” refers to, for any period during a calendar year, an amount that results in a 5% annualized internal rate of return on the net asset value of the Participating Partnership Units outstanding at the beginning of the then-current calendar year (but for the year 2021, beginning as of the effective date of the CROP Merger) and all Participating Partnership Units issued since the beginning of the applicable calendar year (but for the year 2021, beginning as of the effective date of the CROP Merger), taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Participating Partnership Units and all issuances of Participating Partnership Units over the period and calculated in accordance with recognized industry practices. The ending net asset value of the Participating Partnership Units used in calculating the internal rate of return will be calculated before giving effect to any allocation or accrual to the Participating Performance Allocation and any applicable distribution fee expenses, provided that the calculation of the Hurdle Amount for any period will exclude any Participating Partnership Units repurchased during such period, which Participating Partnership Units will be subject to the Performance Allocation upon such repurchase as described below.

“Loss Carryforward Amount” refers to an amount initially equal to zero and which will cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount will at no time be less than zero, and provided further, that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Participating Partnership Units repurchased during such year, which Participating Partnership Units will be subject to the Performance Allocation upon such repurchase as described below.

“Participating Partnership Units” refers to the CROP Common Units, the CROP LTIP Units, the CROP Special LTIP Units or the CROP general partner units, and excludes any CROP preferred units.

“Total Return” refers to for any period since the end of the prior calendar year (but for the year 2021, beginning as of the effective date of the CROP Merger), the sum of: (i) all distributions accrued or paid (without duplication) on the Participating Partnership Units outstanding at the end of such period since the beginning of the then-current calendar year (but for the year 2021, beginning as of the effective date of the CROP Merger) plus (ii) the change in aggregate net asset value of such Participating Partnership Units since the beginning of such year (but for the year 2021, since the effective date of the CROP Merger), before giving effect to (A) changes resulting solely from the proceeds of issuances of the Participating Partnership Units, (B) any allocation or accrual to the Performance Allocation and (C) any applicable distribution fee expenses (including any payments made to the general partner for payment of such expenses). For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the net asset value of the Participating Partnership Units issued during the then-current calendar year (but for the year 2021, beginning as of the effective date of the CROP Merger) but (ii) exclude the proceeds from the initial issuance of such Participating Partnership Units.

The following special provisions will be applicable to the Performance Allocation:

•Any amount by which Total Return falls below the Hurdle Amount and that does not constitute Loss Carryforward Amount will not be carried forward to subsequent periods.

•With respect to all CROP partnership units that are repurchased at the end of any month in connection with repurchases of shares of our common stock pursuant to our share repurchase plan, the Special Limited Partner will be entitled to such Performance Allocation in an amount calculated as described above calculated in respect of the portion of the year for which such CROP partnership units were outstanding, and proceeds for any such CROP partnership unit repurchase will be reduced by the amount of any such Performance Allocation.

•The Performance Allocation may be payable in cash or CROP Common Units at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in CROP Common Units, the Special Limited Partner will receive the number of CROP Common Units that results from dividing the Performance Allocation by the net asset value per CROP Common Unit at the time of such distribution. If the Special Limited Partner elects to receive such distributions in CROP Common Units, the Special Limited Partner may request CROP to redeem such CROP Common Units from the Special Limited Partner at any time thereafter pursuant to the CROP Partnership Agreement. Any CROP Common Units received by the Special Limited Partner will not be subject to the one-year holding requirement with respect to the exchange right in the CROP Partnership Agreement.

•The measurement of the change in net asset value for the purpose of calculating the Total Return is subject to adjustment by our board of directors to account for any dividend, split, recapitalization or any other similar change in CROP’s capital structure or any distributions that our board of directors deems to be a return of capital if such changes are not already reflected in CROP’s net assets.

•The Special Limited Partner will not be obligated to return any portion of the Performance Allocation paid due to the subsequent performance of CROP.

•In the event that the Amended and Restated Advisory Agreement is terminated (including by means of non-renewal), the Special Limited Partner will be allocated any accrued Performance Allocation with respect to all CROP partnership units as of the date of such termination.

The conflicts committee considers our relationship with our advisor to be fair. The conflicts committee believes that the amounts payable to our advisor under the advisory agreement and the operating partnership agreement are similar to those paid by other similarly structured, externally advised REITs and that this compensation is necessary in order for our advisor to provide the desired level of services to us and our stockholders.

Our Relationship with Cottonwood Communities Management, LLC

For property management services, we paid CC Management, our advisor and property manager through February 28, 2019 and our affiliated property manager following the restructuring of our advisor through May 7, 2021, a property management fee in an amount up to 3.5% of the annual gross revenues of the multifamily apartment communities that it managed for us. A majority of the board of directors, including a majority of the conflicts committee approved the form of property management agreement with our property manager as being fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. The conflicts committee believed that these arrangements with CC Management were fair. We incurred property management fees of $0.4 million for the year ended December 31, 2020, and property management fees of $0.2 million for the period from January 1, 2021 through May 7, 2021.

As of the closing of the CRII Merger, property management services for our properties are performed by our employees; however, in some cases, circumstances may necessitate that we hire a local property manager to oversee the day-to-day operations at some of our properties.

Our Relationship with Cottonwood Communities Advisors Promote, LLC

Prior to completion of the CROP Merger, under the terms of the partnership agreement of CCOP, Cottonwood Communities Advisors Promote, LLC (“CC Advisors Promote”), an affiliate of our advisor, was entitled to receive a promotional interest equal to 15% of net income and cash distributions from CCOP, after our stockholders, together as a collective group, had received aggregate distributions sufficient to provide a return of their capital, plus a 6% cumulative, noncompounded annual return on their capital. In addition, CC Advisors Promote was entitled to a separate one-time payment upon (i) the listing of our common stock on a national securities exchange or (ii) the occurrence of certain events that result in the termination or non-renewal of the advisory agreement, in each case for an amount that CC Advisors Promote would have been entitled to receive, as described above, if CCOP had disposed of all of its assets at the market value of the shares of our common stock as of the date of the event triggering the payment. Previously this promotional interest was held by Cottonwood Communities Investor, LLC (“CC Investor”), the sole limited partner of CCOP. In connection with the restructuring of our advisor, CC Investor transferred this promotional interest to CROP who in turn transferred the interest to CC Advisors Promote effective March 1, 2019. CC Investor was not required to make any capital contributions to CCOP to obtain the promotional interest. As of the closing of the CROP Merger, the promotional interest in CCOP held by CC Advisors Promote was replaced by a performance participation held by an affiliate of our advisor pursuant to the CROP Partnership Agreement.

The conflicts committee believes the promotional interest was fair as it provided an appropriate incentive for our advisor and its affiliates to achieve our investment objectives.

Additional Agreements Entered in Connection with the Mergers

Voting Agreement. Concurrently with the execution of the CRII Merger Agreement, Cottonwood Residential Holdings, LLC (“CR Holdings”), High Traverse Holdings, LLC (“HT Holdings”), Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin (collectively, the “Affiliated Security Holders”), as the beneficial holders (through voting and investment power with respect to their interests in trusts or other entities they own or control) of 50 shares of Cottonwood Residential II’s voting common stock and of 2,034,378 CROP Common Units as of January 26, 2021, entered into a voting agreement with us (the “Voting Agreement”). Pursuant to the terms of the Voting Agreement, the Affiliated Security Holders delivered an irrevocable proxy to us with respect to Cottonwood Residential II’s voting common stock beneficially owned by them to vote in favor of or act by written consent to approve the CRII Merger. The shares of Cottonwood Residential II’s voting common stock held by the Affiliated Security Holders represented 100% of the issued and outstanding voting common stock of Cottonwood Residential II and therefore, they provided the required stockholder approval for the CRII Merger without the approval of any other stockholders of Cottonwood Residential II.

In addition, the Affiliated Security Holders delivered an irrevocable proxy to us with respect to the CROP Common Units beneficially owned by them to vote in favor of or act by written consent to approve the CRII Merger, the CROP Merger and the CROP Partnership Agreement; provided that such vote would only occur following the vote in favor of the matters by holders of a majority of the outstanding CROP Common Units held by disinterested limited partners. The CROP Common Units held by the Affiliated Security Holders represented approximately 17% of the total outstanding CROP Common Units as of January 26, 2021.

Second Amended and Restated Three-Party Agreement. Concurrently with the execution of the CRII Merger Agreement, we entered into the Second Amended and Restated Three-Party Agreement with CROP and our advisor to amend the obligation of our advisor to pay the organization and offering expenses relating to our initial public offering on our behalf as well as provide for the entry into the Amended and Restated Advisory Agreement upon the closing of the CRII Merger. Pursuant to the Second Amended and Restated Three-Party Agreement, organization and offering costs related to our initial public offering, with the exception of any costs associated with restructuring the terms of our initial public offering following the CRII Merger, would continue to be the obligation of our advisor until the Amended and Restated Advisory Agreement was executed. Pursuant to the Amended and Restated Advisory Agreement, our advisor is no longer obligated to pay the organization and offering expenses related to our initial public offering on our behalf except (i) as set forth in the Amended and Restated Advisory Agreement, which limits our organization and offering expenses to 15% of gross proceeds in the offering, and (ii) the deferred selling commission associated with our Class TX (formerly Class T) common shares sold in the offering as currently structured will continue to be the obligation of our advisor.

Trademark License Agreement. We entered into a Trademark License Agreement with CROP and our advisor as of the closing of the CRII Merger. Pursuant to the Trademark License Agreement, we granted to our advisor a non-exclusive license under our rights in certain trademarks related to the Cottonwood name to use and display the trademarks solely for the purpose of our advisor performing services identified in the agreement. The Trademark License Agreement provides for the payment of compensation by our advisor to us for the use of the trademarks. The Trademark License Agreement is co-terminus with the Amended and Restated Advisory Agreement. No amounts were paid or payable under this agreement as of December 31, 2021.

Reimbursement and Cost Sharing Agreement. As of the closing of the CRII Merger, Cottonwood Capital Management, Inc. (“Cottonwood Capital Management”), a wholly owned subsidiary of CROP, entered into a Reimbursement and Cost Sharing Agreement with CCA, which owns our advisor, whereby Cottonwood Capital Management will make available to CCA on an as-needed basis certain employees of Cottonwood Capital Management to the extent the employees are not otherwise occupied in providing services for us or our subsidiaries. The employees will remain employees of Cottonwood Capital Management, and Cottonwood Capital Management will be responsible for all wages, salaries and other employee benefits provided to such employees. In performing work for CCA, the employees may use office space and office supplies and equipment of Cottonwood Capital Management. CCA will reimburse Cottonwood Capital Management for CCA’s allocable share of all direct and indirect costs related to the employees, including wages, salaries and other employee benefits and allocable overhead expenses. CCA will reimburse Cottonwood Capital Management for CCA’s allocable costs on a quarterly basis. The Reimbursement and Cost Sharing Agreement will terminate on the earlier of (i) the one-year anniversary of the effective date of the agreement and (ii) the termination of the Amended and Restated Advisory Agreement. Thereafter, the Reimbursement and Cost Sharing Agreement may be renewed for an unlimited number of successive one-year terms upon mutual consent of the parties. Cottonwood Capital Management may, at any time and upon 60 days’ prior written notice to CCA, cease to make its employees available to CCA. As of December 31, 2021, there were $0.1 million of reimbursable costs under this agreement.

CROP Tax Protection Agreement. Concurrently with the execution of the CRII Merger Agreement, CROP and HT Holdings, an entity owned and controlled by Messrs. Shaeffer, C. Christensen, G. Christensen and Marlin, entered into the CROP Tax Protection Agreement, which became effective as of the closing of the CROP Merger. Pursuant to the CROP Tax Protection Agreement, CROP agrees to indemnify the Protected Partners against certain tax consequences of a taxable transfer of all or any portion of the Protected Properties or any interest therein, subject to certain conditions and limitations. CROP’s tax obligations under the CROP Tax Protection Agreement will expire one day after the 10th anniversary of the effective date of the CROP Tax Protection Agreement, subject to certain limitations.

If CROP is required to indemnify a Protected Partner under the terms of the CROP Tax Protection Agreement, the sole right of such Protected Partner is to receive from CROP a payment in an amount equal to such Protected Partner’s tax liability using the highest U.S. federal income tax rate applicable to the character of the gain and state income tax rate in the state where the Protected Partner resides, such payment to be grossed up so that the net amount received after such gross up is equal to the required payment. CROP will permit the Protected Partners to guarantee up to $50.0 million in the aggregate of CROP’s liabilities to avoid certain adverse tax consequences. Either CROP or the Protected Partners may elect to transfer assets or receive a distribution of assets equal to the net fair market value of the CROP units held by the Protected Partners in full liquidation and redemption of the CROP Units held by the Protected Partners. The Protected Partners will have the right to select the assets of CROP necessary to effectuate the in-kind redemption transaction, subject to certain limitations.

For purposes of the CROP Tax Protection Agreement:

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

“Protected Partners” refers to HT Holdings and each Permitted Transferee.

“Protected Properties” refers to the properties owned by CROP on the effective date of the Tax Protection Agreement, including any and all replacement property received in exchange for all or any portion of the Protected Properties pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), Code Section 1033, any other Code provision that provides for the non-recognition of income or gain or any transaction pursuant to which the tax basis of such property is determined in whole or in part by reference to the tax basis of all or any portion of the Protected Properties.

No amounts were paid or payable under this agreement as of December 31, 2021.

Amended and Restated Promissory Note of CCA and CROP. CCA issued a $13.0 million promissory note payable to CROP dated January 1, 2021 (the “CCA Note”). The CCA Note has a 10-year term with an interest rate of 7%. The CCA Note requires monthly payments of interest only through June 30, 2021 and thereafter, monthly payments of principal and interest in the amount of $150,941.02. CCA may prepay the principal balance under the CCA Note, in whole or in part, with all interest then accrued, at any time, without premium or penalty.

The CCA Note will accelerate upon termination of the Amended and Restated Advisory Agreement to the extent of amounts then owed by CROP to our advisor thereunder. If such acceleration occurs and CROP holds the CCA Note at such time, then we may offset any termination payments payable to our advisor under the Amended and Restated Advisory Agreement by the accelerated portion of the CCA Note.

Prior to the consummation of the CROP Merger, the CCA Note distribution was effected whereby the CCA Note was distributed by CROP to the holders of CROP’s participating partnership units of record immediately prior to the CROP Merger, including Cottonwood Residential II. Cottonwood Residential II subsequently distributed its share in the CCA Note to its common stockholders of record immediately prior to the CRII Merger.

Offset Agreement and Allonge to CCA. In connection with the CCA Note, our advisor and CROP entered into an Offset Agreement dated January 1, 2021, which provides that upon certain events related to the CCA Note, CROP will have the right to offset payments due to our advisor under the terms of the Amended and Restated Advisory Agreement. In particular, in the event CROP were to become obligated to pay any amounts to our advisor as a result of the termination of the Amended and Restated Advisory Agreement, then, until the CCA Note is paid in full, CROP has the right to assign all or a portion of the CCA Note to our advisor as payment for any amounts due from CROP to our advisor. The Offset Agreement terminates upon the earlier of (i) payment of the CCA Note in full and (ii) completion of the CCA Note distribution (discussed above). The CCA Note distribution was effected prior to the closing of the CRII Merger and the Offset Agreement was terminated.

As a result of the termination of the Offset Agreement, CROP and CCA entered into an agreement (the “Allonge”) with the CROP unitholders and the Cottonwood Residential II stockholders of record who received an in-kind distribution of the CCA Note in connection with the CCA Note distribution. The Allonge provides for an offset arrangement similar to the Offset Agreement, but modified to account for the fact that the CCA Note is held by the CROP unitholders and the Cottonwood Residential II stockholders of record immediately prior to the CROP Merger and the CRII Merger.

The conflicts committee believes the agreements entered in connection with the Mergers were fair as they allowed the company to significantly increase its portfolio and operations.

Cottonwood Multifamily Opportunity Fund, Inc.

Cottonwood Capital Property Management II, LLC (“CCPMII”), a wholly owned subsidiary of CROP, acts as the sponsor, property manager and asset manager for Cottonwood Multifamily Opportunity Fund, Inc. (“CMOF”). Daniel Shaeffer, Chad Christensen and Gregg Christensen are each officers and directors of CMOF. Daniel Shaeffer and Chad Christensen are our affiliated directors and two of our executive officers. Gregg Christensen is one of our executive officers. As the property manager and asset manager for CMOF, CCPMII receives compensation for the acquisition, management and disposition of CMOF’s assets. Total compensation paid to CCPMII as the asset manager of CMOF for the years ended December 31, 2021 and December 31, 2020 were $0.8 million and $0.8 million, respectively. We did not receive fees from CMOF until our acquisition of CCPMII at the closing of the CROP Merger on May 7, 2021.

In addition, prior to the CRII Merger, CROP had made three investments through separate joint ventures with CMOF as follows: Park Avenue Joint Venture (development project), Broadway Joint Venture (development project) and Block C Joint Venture (land held for development) with a percentage ownership interest by CROP as of December 31, 2021 of 23.56%, 18.84%), and 37.02%, respectively, and the balance of a majority of the remaining interest held indirectly by CMOF. None of the joint ventures had any operating activity or distributions from inception through December 31, 2021.

Compensation to Executive Officers and Affiliated Directors

As of the effective time of the CRII Merger, we employ certain of our executive officers, including Gregg Christensen, the brother of Chad Christensen, our Executive Chairman of the Board. As our Chief Legal Officer, Mr. G. Christensen receives an annual base salary of $375,000 and received a discretionary bonus of $315,000. In addition, Mr. G. Christensen participates in our general welfare plans and we expect him to participate in annual equity incentive awards grants to our officers as to be determined by our compensation committee.

On January 7, 2022, our compensation committee approved grants of LTIP Units from the Operating Partnership for fiscal year 2022 to our executive officers and certain of our employees. The compensation committee approved awards of time-based LTIP Units to our executive officers in an aggregate amount of $1,537,553, including $134,750 to Gregg Christensen, our Chief Legal Officer. Each award will vest approximately one-quarter of the awarded amount on January 1, 2023, 2024, 2025 and 2026.

The compensation committee also approved awards of performance-based LTIP Units to our executive officers in an aggregate target amount of $2,773,749, including $250,250 to Gregg Christensen, our Chief Legal Officer. The actual amount of each performance-based LTIP Unit award will be determined at the conclusion of a three-year performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with the advisor or its affiliates.

The number of units granted were valued by reference to our November 30, 2021 NAV per share as announced on December 15, 2021 of $16.9316.

The compensation committee believes the compensation paid to executive officers and affiliated directors to be fair.
Investment in 33rd and 13th - Millcreek
On October 26, 2021, we, through a wholly owned subsidiary of our Operating Partnership, entered a real estate purchase contract with 33rd and 13th, LLC (the “Seller”) to purchase a multifamily development project located on 1.76 acres of land and referred to as 33rd and 13th – Millcreek in Millcreek, Utah (the “Project”) for $7.2 million. The Seller is directly or indirectly owned by the following individuals who are also our executive officers: Daniel Shaeffer (11.3636%), Chad Christensen (22.7273%), Gregg Christensen (11.3636%), Glenn Rand (2.2727%), Stan Hanks (2.2727%), Susan Hallenberg (1.8182%) and Eric Marlin (1.3636%). In addition, an unaffiliated third party owns 36.3636% of the Seller and the balance is owned by non-executive employees of the Company or its affiliates. The purchase of the Project was approved by the conflicts committee. In addition, the purchase price for the Project was established based on an appraisal provided by an independent third-party appraisal firm. On October 29, 2021, the Company acquired the Project.

Membership Interest Purchase Agreement – Sugar House Commons, LLC
On November 1, 2021, we, through a wholly owned subsidiary of our Operating Partnership, entered a Membership Interest Purchase Agreement to sell all of the membership interests of Sugar House Commons, LLC (“Windsor Court”) directly or indirectly to the following individuals who are also our executive officers: Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin for $510,000. The sole asset of Sugar House Commons, LLC is a 0.72-acre parcel of land located in Salt Lake City, Utah valued at $510,000 pursuant to a recent third-party appraisal report. The sale was approved by the conflicts committee of the board of directors, which is comprised entirely of independent directors who have no interest in the transaction. We expect the disposition of Windsor Court to close in the fourth quarter of 2021 upon satisfaction of agreed upon closing conditions although we can provide no assurances that events will not arise that could prevent us from disposing of the property.
Alpha Mill Investment by Related Party
On November 2, 2021, we sold TIC interests in Alpha Mill totaling 43% to certain unaffiliated third parties through a private offering for $34.8 million. Reed Christensen, the father of Chad Christensen, one of our directors and Executive Chairman, and Gregg Christensen, our Chief Legal Officer and Secretary, is expected to invest. Mr. R. Christensen is expected to purchase his shares net of selling commissions in the amount of $244,444. The net proceeds received by us for the sale of the shares will be the same as what we receive from unaffiliated third parties.
Apt Cowork
Certain of the Company’s officers and directors expect to have an ownership interest in APT Cowork, LLC (“APT”), an entity recently formed to engage in the business of converting unused common space in multifamily apartment communities or retail space to revenue producing co-working space.

We, through Cottonwood Capital Management, Inc., a wholly owned subsidiary of CROP (“CCMI”), expect to enter into a Reimbursement and Cost Sharing Agreement with APT pursuant to which CCMI will make certain employees available to APT to the extent they are not otherwise occupied in providing services to the Company and in exchange APT will reimburse CCMI for APT’s allocable share of all direct and indirect costs related to the employees utilized by APT. Under the terms of the agreement as proposed, for any annual period, the amount of reimbursement pursuant to the agreement will not exceed $120,000. In addition, the agreement is expected to have a one-year term, but may be renewed for an unlimited number of successive one-year terms.

In addition to the Reimbursement and Cost Sharing Agreement, we expect to enter a Master Coworking Space Lease Agreement between APT and the property-owning limited liability company of the Company (“landlord”) to provide for the terms on which APT may lease space from landlord at landlord’s properties to operate its business.
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

March 22, 2022	The Conflicts Committee of the Board of Directors:
Gentry Jensen (Chairman), R. Brent Hardy, and John Lunt

Item 14. Principal Accounting Fees and Services

Independent Auditors

During the years ended December 31, 2021 and 2020, KPMG LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2021 and 2020 by our independent registered public accounting firm, KPMG, were as follows (in thousands):

	For the Year Ended December 31,
	2021	2020
Audit fees (a)	$925	$339
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$925	$339

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

All services rendered KPMG for the years ended December 31, 2021 and 2020 were pre-approved in accordance with the policies and procedures described above.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See the accompanying Index to Financial Statement at page F-1 of this report.

(a)(2) Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation is included at page F-28 of this report.

(a)(3) Exhibits

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

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11(No. 333-215272) filed June 27, 2018)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed December 22, 2016)
3.3	Articles Supplementary - Class A Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 19, 2019)
3.4	Articles Supplementary - Class T Common Stock (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed August 19, 2019)
3.5	Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 19, 2019)
3.6	Articles Supplementary - Preferred Stock (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)
3.7	Articles Supplementary for the Series 2016 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2021)
3.8	Articles Supplementary for the Series 2017 Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 2, 2021)
3.9	Articles Supplementary for the Series 2019 Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 2, 2021)
3.10	Articles of Amendment for the Class TX shares of common stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed April 2, 2021)
3.11	Articles Supplementary for the Class D, Class I and Class T shares of common stock (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed April 2, 2021)
3.12	Articles Supplementary for the Class D shares of common stock (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 13, 2021)
3.13
Articles Supplementary for the Class D and Class T shares of common stock (incorporated by reference to Exhibit 3.1 to the Company's Post-Effective Amendment no. 7 to its Registration Statement on Form S-11 (No. 333-215272) filed August 11, 2021)

3.14	Articles Supplementary for the Series 2019 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 18, 2021)
3.15	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 20, 2021)
3.16	Articles Supplementary for the Series 2019 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2022)
4.1
Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus included in the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018)

4.3
Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the Company’s Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021)

4.4*	Description of the Company’s Securities
4.5	Multiple Class Plan (incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment no. 7 to its Registration Statement on Form S-11 (No. 333-215272) filed August 11, 2021)
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

10.3	Managing Broker-Dealer Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)
10.4
Form of Performance-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-215272) filed April 20, 2020)

10.5
Form of Time-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-215272) filed April 20, 2020)

10.6
Trademark License Agreement dated May 7, 2021, by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)

10.7
Reimbursement and Cost Sharing Agreement dated May 7, 2021, by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)

10.8
Master Credit Facility Agreement by and among CW Apartments, LLC, CW Alpha Mills Apartments, LLC, CW Westside Apartments, LLC and Berkadia Commercial Mortgage, LLC dated August 3, 2016 (incorporated by reference to Exhibit 1U-6 to Cottonwood Multifamily REIT I, Inc.’s Current Report on Form 1-U (No. 24R-00023) filed August 9, 2016)

10.9
Tax Protection Agreement between Cottonwood Residential O.P., LP and High Traverse Holdings, LLC dated January 26, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)

10.10	Form of Performance-Based CROP LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)
10.11	Form of Time-Based CROP LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)
10.12
Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated July 15, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Post-Effective Amendment no. 6 to its Registration Statement on Form S-11 (No. 333-215272) filed August 2, 2021)

10.13*	Commercial Real Estate Purchase Contract between 3300 Cottonwood, LLC and 33rd and 13th, LLC dated October 26, 2021
10.14*
Purchase Agreement dated as of November 1, 2021 by and between Sugar House Commons, LLC and Cimarrona Capital, LLC, Tegron Holdings, LLC, Spring Creek Holdings, LLC, Eric Marlin, as the Trustee of the Eric Marlin Living Trust, Villandry, LLC and Little Grand, LLC

10.15
Dealer Manager Agreement (including the form of Soliciting Dealer Agreement) by and between the Company and Orchard Securities, LLC dated November 4, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 10, 2021)

10.16
First Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated October 20, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021)

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
99.1
Share Repurchase Program Effective as of October 7, 2021 (incorporated by reference to Exhibit 99.1 to the Company's Amendment no. 1 to its Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021

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

COTTONWOOD COMMUNITIES, INC.

March 29, 2022	/s/ Daniel Shaeffer
Date	Daniel Shaeffer, Chief Executive Officer and Director
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 29, 2022	/s/ Adam Larson
Date	Adam Larson, Chief Financial Officer
(Principal Financial Officer)

March 29, 2022	/s/ Susan Hallenberg
Date	Susan Hallenberg, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

March 29, 2022	/s/ Daniel Shaeffer
Date	Daniel Shaeffer, Chief Executive Officer and Director
(Principal Executive Officer)

March 29, 2022	/s/ Chad Christensen
Date	Chad Christensen, Executive Chairman of the Board and Director

March 29, 2022	/s/ Jonathan Gardner
Jonathan Gardner, Independent Director

March 29, 2022	/s/ John Lunt
Date	John Lunt, Independent Director

March 29, 2022	/s/ Philip White
Date	Philip White, Independent Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cottonwood Communities, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cottonwood Communities, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado
March 29, 2022

Cottonwood Communities, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Real estate assets, net	$1,408,483	$161,092
Investments in unconsolidated real estate entities	190,733	30,000
Investments in real-estate related loans	13,035	8,255
Cash and cash equivalents	27,169	4,362
Restricted cash	18,221	271
Other assets	29,249	825
Total assets	$1,686,890	$204,805
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$642,107	$70,320
Construction loans, net	116,656	—
Preferred stock, net	245,268	29,825
Unsecured promissory notes, net	43,543	—
Performance participation allocation due to affiliate	51,761	—
Accounts payable, accrued expenses and other liabilities	46,886	2,577
Total liabilities	1,146,221	102,722
Commitments and contingencies (Note 12)
Equity and noncontrolling interests
Stockholders’ equity
Common stock, Class I shares, $0.01 par value per share, 275,000,000 shares authorized; 151,286 shares issued and outstanding at December 31, 2021. No Class I shares were outstanding at December 31, 2020.	2	—
Common stock, Class A shares, $0.01 par value per share, 125,000,000 authorized; 23,445,174 and 12,214,771 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	234	122
Common stock, Class TX shares, $0.01 par value per share, 50,000,000 authorized; 17,520 and 17,518 shares issued and outstanding as of December 31, 2021 and 2020, respectively.	—	—
Additional paid-in capital	252,035	121,677
Accumulated distributions	(17,273)	(7,768)
Accumulated deficit	(55,864)	(11,948)
Total stockholders’ equity	179,134	102,083
Noncontrolling interests
Limited partners	291,258	—
Partially owned entities	70,277	—
Total noncontrolling interests	361,535	—
Total equity and noncontrolling interests	540,669	102,083
Total liabilities, equity and noncontrolling interests	$1,686,890	$204,805

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
	Year Ended December 31,
	2021	2020
Revenues
Rental and other property revenues	$73,129	$10,749
Property management revenues	8,597	—
Other revenues	1,455	576
Total revenues	83,181	11,325
Operating expenses
Property operations expense	27,759	4,570
Property management expense	11,302	—
Reimbursable operating expenses	331	1,030
Asset management fee	8,052	2,799
Performance participation allocation	51,761	—
Depreciation and amortization	63,397	6,966
General and administrative expenses	9,880	3,354
Total operating expenses	172,482	18,719
Loss from operations	(89,301)	(7,394)
Equity in earnings (losses) of unconsolidated real estate entities	(533)	2,113
Interest income	207	198
Interest expense	(26,954)	(3,665)
Gain on sale of real estate assets	10,912	—
Other (expense) income	2	197
Loss before income taxes	(105,667)	(8,551)
Income tax expense	(1,238)	—
Net loss	(106,905)	(8,551)
Net loss attributable to noncontrolling interests:
Limited partners	58,923	—
Partially owned entities	4,066	—
Net loss attributable to common stockholders	$(43,916)	$(8,551)

Weighted-average common shares outstanding	17,603,981	10,781,487
Net loss per common share - basic and diluted	$(2.49)	$(0.79)

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Cottonwood Communities, Inc. Stockholders’ Equity								Noncontrolling interests
		Par Value			Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders’ Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Shares	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at December 31, 2019	8,851,759	$—	$89	$—	$87,974	$(2,370)	$(3,397)	$82,296	$—	$—	$82,296
Issuance of common stock	3,301,213	—	33	—	32,795	—	—	32,828	—	—	32,828
Distribution reinvestment	110,624	—	1	—	1,105	—	—	1,106	—	—	1,106
Common stock repurchased	(31,307)	—	(1)	—	(268)	—	—	(269)	—	—	(269)
Share-based compensation	—	—	—	—	71	—	—	71	—	—	71
Distributions to investors	—	—	—	—	—	(5,398)	—	(5,398)	—	—	(5,398)
Net loss	—	—	—	—	—	—	(8,551)	(8,551)	—	—	(8,551)
Balance at December 31, 2020	12,232,289	—	122	—	121,677	(7,768)	(11,948)	102,083	—	—	102,083
Issuance of common stock	151,286	2	—	—	2,532	—	—	2,534	—	—	2,534
Offering costs	—	—	—	—	(1,705)	—	—	(1,705)	—	—	(1,705)
Distribution reinvestment	8,662	—	—	—	141	—	—	141	—	—	141
Common stock/OP Units repurchased	(203,537)	—	(2)	—	(2,624)	—	—	(2,626)	(2,386)	—	(5,012)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	869	869
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	(1,271)	(280)	(1,551)
CRII Merger	430,070	—	4	—	4,654	—	—	4,658	363,278	218,380	586,316
CMRI Merger	5,762,253	—	58	—	70,036	—	—	70,094	—	(79,447)	(9,353)
CMRII Merger	5,232,957	—	52	—	57,324	—	—	57,376	—	(63,752)	(6,376)
Share-based compensation	—	—	—	—	—	—	—	—	1,570	—	1,570
Distributions to investors	—	—	—	—	—	(9,505)	—	(9,505)	(11,010)	(1,427)	(21,942)
Net loss	—	—	—	—	—	—	(43,916)	(43,916)	(58,923)	(4,066)	(106,905)
Balance at December 31, 2021	23,613,980	$2	$234	$—	$252,035	$(17,273)	$(55,864)	$179,134	$291,258	$70,277	$540,669

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(106,905)	$(8,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	63,397	6,966
Gain on sale of real estate assets	(10,912)	—
Share-based compensation	1,570	71
Other operating	1,932	729
Equity in losses (earnings) of unconsolidated real estate entities	533	(2,113)
Distributions from unconsolidated real estate entities - return on capital	5,429	—
Changes in operating assets and liabilities:
Other assets	(862)	(646)
Performance participation allocation	51,761	—
Accounts payable, accrued expenses and other liabilities	(519)	728
Net cash provided by (used in) operating activities	5,424	(2,816)
Cash flows from investing activities:
Cash, cash equivalents and restricted cash acquired in connection with the CRII Merger	51,943	—
Acquisition of real estate	—	(53,905)
Acquisition of noncontrolling interest	(1,500)	—
Capital expenditures and development activities	(84,692)	(210)
Investments in unconsolidated real estate entities	(23,545)	(22,925)
Proceeds from sale of real estate assets	16,812	—
Contributions to investments in real-estate related loans	(14,173)	(6,244)
Proceeds from settlement of investments in real-estate related loans	9,332	—
Other investing activities	1,526	—
Net cash used in investing activities	(44,297)	(83,284)
Cash flows from financing activities:
Principal payments on mortgage notes	(642)	—
Proceeds from refinances, net	4,925	—
Proceeds from revolving credit facility	8,500	12,000
Repayments on revolving credit facility	(24,000)	(26,500)
Proceeds from construction loans	52,542	—
Proceeds from issuance of Series 2019 Preferred Stock, net of issuance costs	70,528	28,548
Repurchase of preferred stock	(1,421)	—
Repurchase of unsecured promissory notes	(5,092)	—
Proceeds from issuance of common stock, net	829	33,357
Repurchase of common stock/OP Units	(5,012)	(269)
Distributions to common stockholders	(9,482)	(4,145)
Distributions to noncontrolling interests - limited partners	(10,591)	—
Distributions to noncontrolling interests - partially owned entities	(1,454)	—
Net cash provided by financing activities	79,630	42,991
Net increase (decrease) in cash and cash equivalents and restricted cash	40,757	(43,109)
Cash and cash equivalents and restricted cash, beginning of period	4,633	47,742
Cash and cash equivalents and restricted cash, end of period	$45,390	$4,633

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Year Ended December 31,
	2021	2020
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$27,169	$4,362
Restricted cash	18,221	271
Total cash and cash equivalents and restricted cash	$45,390	$4,633

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,659	$2,779
Income taxes paid	$1,068	$—

Supplemental disclosure of non-cash investing and financing activities:
CRII Merger
Fair value of assets acquired and liabilities assumed with the CRII Merger:
Real estate assets	$1,291,030	$—
Investments in unconsolidated real estate entities	$120,775	$—
Intangibles	$32,122	$—
Debt	$734,852	$—
Preferred stock	$143,979	$—
Other assets acquired	$62,147	$—
Other liabilities assumed	$40,926	$—
Fair value of equity issued to CRII Shareholders in the CRII Merger	$4,658	$—
Fair value of noncontrolling interests from the CRII Merger	$581,659	$—
CMRI Merger
Settlement of promote upon closing of the CMRI Merger	$5,585	$—
Settlement of CMRI promissory notes and interest with CROP	$1,545	$—
Net liabilities assumed with the CMRI Merger	$2,223	$—
CMRII Merger
Settlement of promote upon closing of the CMRII Merger	$2,424	$—
Settlement of CMRII promissory notes and interest with CROP	$2,475	$—
Net liabilities assumed with the CMRII Merger	$1,477	$—
Credit facility entered into in conjunction with acquisition of real estate	$—	$49,616

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Notes to Consolidated Financial Statements

1.    Organization and Business
Cottonwood Communities, Inc. (the “Company,” “CCI,” “we,” “us,” or “our”) invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We hold all of our assets through our Operating Partnership. Our Operating Partnership was Cottonwood Communities O.P., LP (“CCOP”) prior to the CRII Merger and is Cottonwood Residential O.P., LP (“CROP”) after the CRII Merger, as described below. We are the sole member of the sole general partner of the Operating Partnership and own general partner interests in the Operating Partnership alongside third party limited partners.

Cottonwood Communities, Inc. is a non-traded perpetual-life, net asset value (“NAV”) real estate investment trust (“REIT”). We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

From August 13, 2018 to December 22, 2020 we conducted an initial public offering of our Class A and Class TX (formerly Class T) common stock (the “Initial Offering”), for which received gross proceeds of $122.0 million. The Initial Offering ended December 2020 as we pursued the Mergers described below. On November 4, 2021, after the Mergers were completed, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”).

Shares in the Initial Offering had different underwriting compensation structures, which compensation was paid by our advisor on our behalf. Underwriting compensation for Class T, Class D, and Class I shares offered in the Follow-on Offering are paid by investors through an adjustment to the purchase price or their distribution (depending on the share class) or borne by us, subject to certain limitations.

On November 8, 2019, we commenced a private placement offering exempt from registration under the Securities Act pursuant to which we offered a maximum of $128.0 million in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the “Private Offering”). Offering-related expenses in the Private Offering were paid by us. As December 31, 2021, we had received gross proceeds of $111.9 million from the Private Offering. The offering was fully subscribed by March 2022.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of December 31, 2021, our portfolio consists of ownership interests or structured investment interests in 33 multifamily apartment communities in 13 states with 9,746 units, including 1,373 units in four multifamily apartment communities in which we have a structured investment interest and another 1,079 units in four multifamily apartment communities under construction. In addition, we have an ownership interest in three parcels of land planned for development.

The Mergers

On January 26, 2021, we entered into stock-for-stock and unit-for unit merger agreements with three affiliated REITs. The merger with Cottonwood Residential II, Inc. (“CRII,” the “CRII Merger”) closed on May 7, 2021. The merger with Cottonwood Multifamily REIT I, Inc. (“CMRII,” the “CMRII Merger”) closed on July 7, 2021. The merger with Cottonwood Multifamily REIT II, Inc. (“CMRII,” the “CMRII Merger”) also closed on July 7, 2021. We refer to the CRII Merger, the CMRI Merger and the CMRII Merger as the “Mergers.”
CRII stockholders received (i) 2.015 shares of our Class A common stock in exchange for their shares of common stock, (ii) one share of our Series 2016 preferred stock in exchange for their CRII Series 2016 preferred stock, and (iii) one share of our Series 2017 preferred stock in exchange for their CRII Series 2017 preferred stock.
Cottonwood Residential O.P., LP (“CROP”), the Operating Partnership of CRII, replaced Cottonwood Communities O.P., LP (“CCOP”) as our Operating Partnership. The participating partnership units of CROP, which excluded preferred units, were split by a ratio of 2.015 (“CROP Unit Split”). Issued and outstanding partnership units of CCOP, which included Series 2019 Preferred Units, LTIP units, Special LTIP units, general partner units and common limited partnership units converted into corresponding units at CROP, the terms of which were identical to the converted CCOP partnership unit.

After giving effect of the CROP Unit Split, each preferred unit, general partner unit, common limited partnership unit, and LTIP unit of CROP remained issued and outstanding
CMRI stockholders received 1.175 shares of our Class A common stock in exchange for their CMRI common stock. CMRII’s stockholders received 1.072 shares of our Class A common stock in exchange for their CMRII common stock. Each partnership unit in the Operating Partnership of the respective REIT, the equivalent number of respective common stock in CMRI and CMRII, converted into common limited partner units in CROP at the same exchange ratio. Each asset held by CMRI and CMRII was owned through joint ventures with CROP. As a result of the consummation of the CMRI Merger and the CMRII Merger, our ownership interest in the properties held through joint ventures with CMRI and CMRII increased to 100% on July 15, 2021.
Through the Mergers we acquired interests in 22 stabilized multifamily apartment communities, four multifamily development projects, one structured investment, and land held for development. We also acquired CRII’s property management business and its employees, an advisory contract with Cottonwood Multifamily Opportunity Fund, Inc. (“CMOF”), and personnel who performed certain administrative and other services for us on behalf of CCA III.
CCA III continues to manage our business as our external advisor pursuant to an amended and restated advisory agreement. With the exception of our Chief Legal Officer, Chief Operating Officer, Chief Accounting Officer and Executive Vice President, we do not employ our executive officers.
Much of our structure and agreements have changed materially as a result of the Mergers. Accordingly, information presented in these consolidated financial statements may not be directly comparable to prior periods.

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and subsidiaries under its control. The Operating Partnership and its subsidiaries are consolidated as they are controlled by CCI. All intercompany balances and transactions have been eliminated in consolidation.
Some of our partially owned and unconsolidated properties are owned through a tenant in common (“TIC interest”) structure. TIC interests constitute separate and undivided interests in real property. TIC interests in properties for which we exercise significant influence are accounted for using the equity method of accounting until we have acquired a 100% interest in the property.
Number of units and certain other measures used to describe real estate assets included in the notes to the consolidated financial statements are presented on an unaudited basis.
Certain amounts in the prior year consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net loss or accumulated deficit or change net cash provided by or used in operating, investing or financing activities.
Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Variable Interest Entities

We invest in entities that qualify as variable interest entities (“VIEs”). All VIEs for which we are the primary beneficiary are consolidated. VIEs for which we are not the primary beneficiary are accounted for under the equity method. A VIE is a legal entity in which the equity investors at risk lack sufficient equity to finance the entity’s activities without additional subordinated financial support or, as a group, the equity investors at risk lack the power to direct the entity’s activities and the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns. Qualitative and quantitative factors are considered in determining whether we are the primary beneficiary of a VIE, including, but not limited to, which activities most significantly impact economic performance, which party controls such activities, the amount and characteristics of our investments, the obligation or likelihood for us or other investors to provide financial support, and the management relationship of the property.

CROP is a VIE as the limited partners lack substantive kick-out rights and substantive participating rights. We are the primary beneficiary of CROP as we have the power to direct the activities that most significantly impact economic performance and the rights to receive economic benefits. Substantially all of our assets and liabilities are held in CROP.

In cases where we become the primarily beneficiary of a VIE, we recognized a gain or loss for the difference between the sum of (1) the fair value of any consideration paid, the fair value of the noncontrolling interest, and the reported amount of our equity method investment and (2) the net fair value of identifiable assets and liabilities of the VIE.

Investments in Real Estate

In accordance with Accounting Standards Codification Topic 805, Business Combinations, we determine whether an acquisition qualifies as a business combination or as an asset acquisition.

We account for business combinations by recognizing assets acquired and liabilities assumed at their fair values as of the acquisition date and expensing transaction costs. Differences between the transaction price and the fair value of identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, are accounted for as goodwill, or conversely, as a gain on bargain purchase. Transaction costs are included within general and administrative expenses on our consolidated statements of operations as incurred. The CRII Merger was accounted for as a business combination.

We account for asset acquisitions by allocating the total cost to the individual assets acquired and liabilities assumed on a relative fair value basis. Real estate assets and liabilities include land, building, furniture, fixtures and equipment, other personal property, in-place lease intangibles and debt. Asset acquisition accounting is also used when we acquire a controlling interest through the acquisition of additional interests in partially owned real estate.

Fair values are determined using methods similar to those used by independent appraisers, and include using replacement cost estimates less depreciation, discounted cash flows, market comparisons, and direct capitalization of net operating income. The fair value of debt assumed is determined using a discounted cash flow analysis based on remaining loan terms and principal.  Discount rates are based on management’s estimates of current market interest rates for instruments with similar characteristics, and consider remaining loan term and loan-to-value ratio. The fair value of debt is a present value application which discounts the difference between the remaining contractual and market debt service payments at an equity discount rate. The equity discount rate is an estimated levered return and is calculated using the LTV, unlevered property discount rate, and a market rate.

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

We compute depreciation on a straight-line basis over the estimated useful lives of the related assets. Intangible lease assets are amortized to depreciation and amortization over the remaining lease term. The useful lives of our real estate assets are as follows (in years):

Land improvements	5 - 15
Buildings	30
Building improvements	5 - 15
Furniture, fixtures and equipment	5 - 15
Intangible lease assets	Over lease term

We expense ordinary maintenance and repairs to operations as incurred. We capitalize significant renovations and improvements that improve and/or extend the useful life of an asset and amortize over their estimated useful life, generally five to 15 years.

Impairment of Long-Lived Assets

Long-lived assets include real estate assets, acquired intangible assets, and investments in real-estate related loans. Intangible assets are amortized on a straight-line basis over their estimated useful lives. On an annual basis, we assess potential impairment indicators of long-lived assets. We also review for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Indicators that may cause an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant market or economic trends. When we determine the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine recoverability by comparing the carrying amount of the asset to the net future undiscounted cash flows the asset is expected to generate. We recognize, if appropriate, an impairment equal to the amount by which the carrying amount exceeds the fair value of the asset. No impairment losses were recognized for the years ended December 31, 2021 and 2020 related to our long-lived assets.

Investments in Unconsolidated Real Estate Entities

Real estate investments where we have significant noncontrolling influence and VIEs where we are not the primary beneficiary are accounted for under the equity method.

Equity method investments in unconsolidated real estate entities are recorded at cost, adjusted for our share of net earnings or losses each period, and reduced by distributions. Equity in earnings or losses is generally recognized based on our ownership interest in the earnings or losses of the unconsolidated real estate entities. We follow the “look through” approach for classification of distributions from unconsolidated real estate entities in the consolidated statements of cash flows. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., a liquidating dividend or distribution of the proceeds from the entity’s sale of assets), in which case it is reported as an investing activity.

We assess potential impairment of investments in unconsolidated real estate entities whenever events or changes in circumstances indicate that the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is not considered temporary, the impairment is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment losses were recognized for the years ended December 31, 2021 and 2020 related to our investments in unconsolidated real estate entities.

Evaluation of Acquisition, Construction and Development Investments

We evaluate our investments in real-estate related loans at the time of origination to determine whether these arrangements represent, in economic substance, an investment in real estate or a loan using the guidance for acquisition, development, and construction (“ADC”) arrangements. This includes evaluating the risks and rewards of each arrangement and the characteristics of an owner of real estate versus those of a lender.

Investments in Real-Estate Related Loans

We carry our investment in real-estate related loans at amortized cost with an assessment made for impairment in the event recoverability of the principal amount becomes doubtful. If, upon testing for impairment, the fair value result of our investments in real-estate related loans or its collateral is lower than the carrying amount of the loan, an allowance is recorded to lower the carrying amount to fair value, with a loss recorded in earnings. The amortized cost of our investments in real-estate related loans on the consolidated balance sheets consists of drawn amounts on the loans, net of unamortized costs and fees directly associated with the origination of the loan. Costs we incur associated with originating investments in real-estate related loans are deferred and amortized on a straight-line basis, which approximates the effective interest method, over the term of the corresponding investment in real-estate related loan as an adjustment to interest income and are reflected on our consolidated statements of operations as other revenues. Interest income on our investments in real-estate related loans is recognized on an accrual basis over the life of the loan.

Cash and Cash Equivalents

We consider all cash on deposit, money market funds and short-term investments with original maturities of three months or less to be cash and cash equivalents. We maintain cash in demand deposit accounts at several major commercial banks where balances in individual accounts at times exceeds FDIC insured amounts. We have not experienced any losses in such accounts.

Restricted Cash

Restricted cash includes a construction bond, residents’ security deposits, cash in escrow for self-insurance retention, cash in escrow for acquisitions, escrow deposits held by lenders for property taxes, insurance, debt service and replacement reserves, and utility deposits.

Other Assets

Other assets consist primarily of intangible assets acquired in connection with the CRII Merger, as well as receivables, deferred tax assets, prepaid expenses, equipment, related party notes, related party receivables and other assets.

Unsecured Promissory Notes

The 2017 6% Notes and the 2019 6% Notes are unsecured notes issued to investors outside of the United States. These unsecured promissory notes are described in Note 6. These instruments are similar in nature, have fixed interest rates and maturity dates, and are denominated in U.S. dollars.
Preferred Stock

Series 2016 Preferred Stock, Series 2017 Preferred Stock and Series 2019 Preferred Stock are described in Note 8. These instruments are similar in nature and are classified as liabilities on the consolidated balance sheet due to the mandatory redemption of these instruments on a fixed date for a fixed amount. Preferred stock distributions are recorded as interest expense.

Debt Financing Costs

Debt financing costs are presented as a direct deduction from the carrying amount of the associated debt liability, which includes mortgage notes, unsecured promissory notes, our revolving credit facility and preferred stock. Debt financing costs are amortized over the life of the related liability through interest expense.
Revenue Recognition

    We lease our multifamily residential units with rents generally due on a monthly basis. Terms are one year or less, renewable upon consent of both parties on an annual or monthly basis. Rental and other property revenues is recognized in accordance with Accounting Standards Codification (“ASC”) No. 842, Leases (“Topic 842”). Rental and other property revenues represented 88% of our total revenue for the year ended December 31, 2021.

Our non-lease related revenue consists of income earned from our property management, development, asset management and interest income from our investments in real-estate related loans. Property management and development revenue is derived primarily from our property management services, development and construction work, and internet services. Other revenues consists of interest revenue from our investments in real-estate related loans and asset management revenue, which is derived from our asset management agreement with Cottonwood Multifamily Opportunity Fund, Inc.

Non-lease revenues are recognized in accordance with Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) (“ASU 2014-09”), as subsequently amended. The guidance requires that revenue (outside of the scope of Topic 842) is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the year ending December 31, 2019. CCI, as a REIT, is not subject to federal income tax with respect to that portion of its income that meets certain criteria and is distributed annually to stockholders. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s taxable income, excluding net capital gains, to stockholders. We have adhered to, and intend to continue to adhere to, these requirements to maintain REIT status.

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the Internal Revenue Service grants relief under certain statutory provisions. As a qualified REIT, we are still subject to certain state and local taxes and may be subject to federal income and excise taxes on undistributed taxable income. In addition, taxable income from activities managed through our taxable REIT subsidiary (“TRS”) are subject to federal, state and local income taxes. Provision for such taxes has been included in income tax expense on our consolidated statements of operations.

CROP is generally not subject to federal and state income taxes. OP Unit holders, including CCI, are subject to tax on their respective allocable shares of CROP’s taxable income. However, there are certain states that require an entity level tax on CROP.

We determine deferred tax assets and liabilities applicable to the TRS based on differences between financial reporting and tax bases of existing assets and liabilities. A deferred tax asset is recognized for unused tax losses, tax credits and deductible temporary differences, only to the extent that it is more likely than not that future taxable profits will be available against which they can be utilized. We recognize interest and penalties relating to uncertain tax positions in income tax expense when incurred.

Our deferred tax assets in 2020 were fully allowed for. For the year ended December 31, 2021, we had an income tax provision of $1.2 million of which $1.1 million was current and $0.1 million was deferred. As of December 31, 2021, our net deferred tax liability was $2.1 million.

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
Noncontrolling interest – limited partners – These noncontrolling interests represent ownership interest in CROP (“OP Unit”) not held by CCI, the general partner. Net income or loss is allocated to these limited partners of CROP based on their ownership percentage. Issuance of additional common stock by CCI or OP Units to limited partners changes the ownership interests of both CCI and the limited partners of CROP.
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

Organization and Offering Costs

Organization and offering costs in the Initial Offering were paid by our advisor, which totaled $14.1 million. Organization and offering costs with the Follow-on Offering are paid by purchasers of the shares through an adjustment to the purchase price of the share or their distribution (depending on the class of share purchased) or by us. They are recorded as an offset to equity. As of December 31, 2021, we had incurred $1.7 million of organization and offering costs with the Follow-on Offering.

Organization and offering costs in the Private Offering are paid by us. They are deferred and amortized up to the redemption date through interest expense. As of December 31, 2021, we had incurred $11.6 million of organization and offering costs with the Private Offering.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Required date of adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables and other long term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with the leases standard (Topic 842).	January 1, 2023	ASU 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. We are evaluating the impact of adopting ASU 2016-13 on our financial statements.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets ($ in thousands):

	December 31, 2021		December 31, 2020
Land	$202,531		$23,894
Building and improvements	1,074,126		139,110
Furniture, fixtures and equipment	37,463		3,983
Intangible assets	34,905		3,809
Construction in progress (1)	127,493		—
	1,476,518		170,796
Less: Accumulated depreciation and amortization	(68,035)	(2)	(9,704)
Real estate assets, net	$1,408,483		$161,092

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.
(2) Includes the amortization of $33.2 million of in-place lease assets acquired with the CRII Merger over a period of six months in 2021.
CRII Merger

On May 7, 2021, we completed the CRII Merger. The CRII Merger was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Based on an evaluation of the relevant factors and the guidance in ASC 805, CCI was determined to be both the legal and accounting acquirer. In order to make this consideration, various factors have been analyzed including which entity issued its equity interests, relative voting rights, existence of noncontrolling interests, control of the board of directors, management composition, relative size, transaction initiation, operational structure, relative composition of employees, and other factors. The most significant factor identified was the relative voting rights, as CCI stockholders hold the majority of the controlling financial (voting) interests. CCI also initiated the transaction and was the entity issuing common equity interests in the merger.

The consideration given in exchange for CRII is as follows ($ in thousands, except share and per share data):

CRII Common stock issued and outstanding	213,434
Exchange ratio	2.015
CCI common stock issued as consideration	430,070
CCI’s estimated value per share as of May 7, 2021	$10.83
Value of CCI common stock issued as consideration	$4,658

The allocation of the purchase price below requires significant judgment and represents management’s best estimate of the fair value as of the acquisition date. The following table shows the purchase price allocation of CRII’s identifiable asset and liabilities assumed as of May 7, 2021 ($ in thousands):

Assets
Real estate assets (1)	$1,291,030
Investments in unconsolidated real estate entities	120,775
Cash and cash equivalents	31,799
Restricted cash	20,144
Other assets (2)	42,325
Total assets acquired	$1,506,073
Liabilities
Mortgage notes, net	$622,095
Construction loans	64,114
Preferred stock	143,979
Unsecured promissory notes	48,643
Accounts payable, accrued expenses and other liabilities	40,926
Total liabilities assumed	919,757
Consolidated net assets acquired	586,316
Noncontrolling interests (3)	(581,659)
Net assets acquired	$4,657

(1) Real estate assets acquired in connection with the CRII Merger include $33.2 million of intangible lease assets, which have a weighted-average amortization period of 0.5 years. As such, based on the May 7, 2021 merger date, the intangible lease assets acquired from the CRII Merger have been fully amortized by December 31, 2021.

(2) Other assets includes $32.1 million of intangible assets from the CRII Merger. Of this amount, $8.0 million relates to a promote asset which was removed upon the closing of the CMRI and CMR II Mergers on July 15, 2021. The remaining $24.1 million of intangible assets have a weighted-average amortization period of 8.8 years, and include $22.2 million related to the acquisition of CRII’s property management and ancillary businesses (with a weighted-average amortization period of 9.2 years) and $1.9 million related to acquired disposition fees on certain properties and promotes on development assets (with a weighted-average amortization period of 3.8 years).

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

As a result of the CRII Merger we consolidated 17 multifamily apartment communities and four development projects as well as added six multifamily apartment communities accounted for under the equity method of accounting.

The revenue and net loss generated from the assets acquired and liabilities assumed with the CRII Merger since the May 7, 2021 acquisition date to December 31, 2021 are as follows (unaudited, in thousands):

Revenue	$70,211
Net loss	$(36,830)

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

	Year Ended December 31,
	2021	2020
Pro forma revenue:
Historic results	$83,181	$11,325
CRII Merger (excluding those in historic results)	34,140	88,535
Total	$117,321	$99,860
Pro forma net loss:
Historic results	$(106,904)	$(8,551)
CRII Merger (excluding those in historic results)	(13,298)	(70,902)
Total	$(120,202)	$(79,453)

The pro forma information is not necessarily indicative of the results which actually would have occurred if the business combination had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods. Pro forma net losses for the year ended December 31, 2020 include the amortization of $33.2 million of intangible lease assets, which have a weighted-average amortization period of 0.5 years.

CMRI Merger and CMRII Merger

We consolidated the properties that CMRI and CMRII invested in through joint ventures with CROP with the closing of the CRII Merger in May 2021. As a result of the CMRI Merger and the CMRII Merger in July 2021, our ownership interest in these properties increased to 100%. The acquisition of an additional ownership interest of a consolidated entity is accounted for as an equity transaction. Accordingly, CMRI’s and CMRII’s noncontrolling interest in the properties was reduced by its carrying amount and the difference between the carrying amount and the consideration paid was recorded as an adjustment to our equity through additional paid-in capital. Information regarding these equity transactions is as follows (in thousands, except share and per share data):

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

Asset acquisitions

During 2020, we acquired Cottonwood One Upland, a multifamily community in the Greater Boston area for $103.6 million, excluding closing costs. We funded the purchase with an initial draw of $50.0 million from our $67.6 million credit facility with JP Morgan and proceeds from our offerings. Acquired assets and liabilities were recorded at relative fair value as an asset acquisition (Note 2). The following table summarizes the purchase price allocation Cottonwood One Upland during the year ended December 31, 2020 (in thousands):

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

Alpha Mill Transaction

On November 2, 2021, we sold TIC interests in Alpha Mill totaling 43% to certain unaffiliated third parties through a private offering for $34.8 million. Under the terms of the private offering, we have the option to re-acquire the TIC interests at fair value beginning on the second anniversary after the sale. The purchaser may elect to receive limited partnership units in CROP (our Operating Partnership) or cash in the event we exercise our option.

As a result of this transaction, Alpha Mill was deconsolidated and we recorded a gain on sale of $10.8 million. After November 2, 2021, our remaining ownership interest in Alpha Mill is recorded as an investment in unconsolidated real estate.

4. Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of December 31, 2021 and 2020 (in thousands):

			Balance at December 31,
Property / Development	Location	% Owned	2021	2020
Stabilized Properties
3800 Main	Houston, TX	50.0%	$10,347	$—
Alpha Mill (1)	Charlotte, NC	57.2%	22,034	—
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	31,399	—
Cottonwood Ridgeview (1)	Plano, TX	90.5%	34,352	—
Fox Point (1)	Salt Lake City, UT	52.8%	16,056	—
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	9,370	—
Melrose Phase II (1)	Nashville, TN	79.8%	15,523	—
Preferred Equity Investments
Lector85	Ybor City, FL		13,010	11,396
Vernon Boulevard	Queens, NY		18,079	15,886
Riverfront	West Sacramento, CA		16,884	2,718
Other			3,679	—
Total			$190,733	$30,000

(1) We account for our tenant in common interests in these properties as equity method investments. Refer to Note 2.

Our investments in unconsolidated real estate entities for the stabilized assets above were acquired on May 7, 2021 as part of the CRII Merger. Equity in losses for our stabilized assets during the period from the CRII Merger closing on May 7, 2021 to December 31, 2021 was $6.1 million. During 2021, we bought an additional 54.9% interest in Melrose Phase II for $10.6 million, increasing our ownership to 79.8%.

We acquired equity method investments in stabilized properties with the CRII Merger in May 2021 and recorded an equity method investment in Alpha Mill with the November 2021 transaction mentioned in Note 3. The following is a summary of certain balance sheet and operating data of these stabilized properties ($ in thousands):

For the Period Held as Equity Method Investments
Operating data:
Total revenues	$23,514
Total operating expenses	9,941
Total other expenses	(24,672)
Net loss	(11,099)

December 31, 2021
Balance sheet data:
Real estate assets	$440,853
Cash and cash equivalents	6,361
Total assets	452,972
Mortgage notes, net	250,224
Total liabilities	255,768

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value (“HLBV”) method. Income or loss is recorded based on changes in what would be received should the entity liquidate all of its assets (as valued in accordance with GAAP) and distribute the resulting proceeds based on the terms of the respective agreements. The HLBV method is a balance sheet focused approach commonly applied to equity investments where cash distribution percentages vary at different points in time and are not directly linked to an equity holder’s ownership percentage.

Equity in earnings for our preferred equity investments for the years ended December 31, 2021 and 2020 were $5.6 million and $2.1 million, respectively. During the year ended December 31, 2021, we funded the remaining $12.4 million commitment on our Riverfront preferred equity investment. As of December 31, 2021, we had fully funded our commitments on all of our preferred equity investments.

5.    Investments in Real-Estate Related Loans
Dolce B Note
On May 7, 2021, the borrower of the Dolce B Note prepaid in full the outstanding principal balance plus accrued interest as a result of refinancing the project upon completion.

During the period from January 1, 2021 to May 7, 2021, we issued $1.1 million, bringing the total amount funded on the $10.0 million B Note to $9.3 million prior to repayment by the borrower in full on May 7, 2021.

During the period from January 1, 2021 to the May 7, 2021 repayment date, net interest income from the Dolce B Note was $0.3 million. Net interest income from the Dolce B Note was $0.6 million for the year ended December 31, 2020, and is classified within other revenues on our consolidated statements of operations. No allowance was recorded on the Dolce B Note during the years ended December 31, 2021 and 2020.

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

We committed to fund a total of $13.0 million of the mezzanine loan, with the remaining $6.5 million funded by an unaffiliated co-lender. Generally, we and our co-lender participate on parity with respect to draw requests, interest and priority in repayment at maturity. The mezzanine loan bears interest at a rate of 12.0% per annum, compounded monthly, and, subject to certain limitations and fees, may be prepaid in whole or in part.

As of December 31, 2021, we had funded all $13.0 million of our commitment under the co-lender agreement. The mezzanine loan has an original maturity date of March 30, 2024 with two one-year extension options.

Net interest income from the Integra Peaks Mezzanine Loan was $0.6 million for the year ended December 31, 2021 and is classified within other revenues on our consolidated statements of operations. No allowance was recorded on the Integra Peaks Mezzanine Loan during the year ended December 31, 2021.

6.    Debt
Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of December 31, 2021 and 2020 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	December 31, 2021	December 31, 2020
Fixed rate loans
Fixed rate mortgages	4.03%	3.7 Years	$213,009	$35,995
Total fixed rate loans			213,009	35,995
Variable rate loans (2)
Floating rate mortgages	2.86%	6.2 Years	407,022	—
Variable rate revolving credit facility (3)	1.63%	3.2 Years	20,000	35,500
Total variable rate loans			427,022	35,500
Total secured loans			640,031	71,495
Unamortized debt issuance costs			(940)	(1,175)
Premium on assumed debt, net			3,016	—
Mortgage notes and revolving credit facility, net			$642,107	$70,320

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed.
(2) The interest rate of our variable rate loans is primarily based on one-month LIBOR.
(3) We may obtain advances secured against Cottonwood One Upland up to $74.9 million on our variable rate revolving credit facility, as well as finance other future acquisitions up to $125.0 million in total revolving debt capacity, as long as certain loan-to-value ratios and other requirements are maintained.

The aggregate maturities, including amortizing principal payments on mortgage notes for years subsequent to December 31, 2021 are as follows (in thousands):

Year	Total
2022	$1,592
2023 (1)	102,731
2024	139,686
2025	3,374
2026	39,087
Thereafter	353,561
$640,031

(1) $20.0 million of the amount maturing in 2023 relates to the amount outstanding at December 31, 2021 on our variable rate revolving credit facility. The maturity date on the variable rate revolving credit facility can be extended for two one-year periods, subject to the satisfaction of certain conditions.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of December 31, 2021.

Construction Loans

Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at December 31, 2021
Sugarmont (1)	One-Month USD Libor + 3.0%	September 30, 2022	$63,250	$59,660
Park Avenue	One-Month USD Libor + 1.75%	November 30, 2023	37,000	29,520
Cottonwood on Broadway	One-Month USD Libor + 1.9%	May 15, 2024	44,625	27,476
Cottonwood on Highland	One-Month USD Libor + 2.75% (2)	December 1, 2024	37,000	—
			$181,875	$116,656

(1) The Sugarmont construction loan was refinanced in January 2022. Refer to Note 13.
(2) The Libor rate for the Cottonwood on Highland construction loan is subject to a minimum floating index embedded floor rate of 0.5%, resulting in a minimum interest rate of 3.25%.
Unsecured Promissory Notes, Net
CROP issued notes to foreign investors outside of the United States. These notes are unsecured and subordinate to all of CROP’s debt. Each note has two one-year extension options during which the interest rate will increase 0.25% each additional period.
    Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date	December 31, 2021
2017 6% Notes	$35,000	6.00%	December 31, 2022	$20,918
2019 6% Notes	25,000	6.00%	December 31, 2023	22,625
	$60,000			$43,543

Our previously issued 2017 6.25% Notes were fully redeemed in December 2021 for $5.0 million prior to their December 31, 2021 maturity date.

7.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of December 31, 2021 and 2020, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.
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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value (in thousands):

	As of December 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real-estate related loans	$13,035	$13,035	$8,206	$8,206

Financial Liability:
Fixed rate mortgages	$213,009	$216,566	$35,995	$38,658
Floating rate mortgages	$407,022	$409,377	$—	$—
Variable rate revolving credit facility	$20,000	$20,000	$35,500	$35,500
Construction loans	$116,656	$116,656	$—	$—
Series 2016 Preferred Stock	$139,996	$139,996	$—	$—
Series 2017 Preferred Stock	$2,586	$2,586	$—	$—
Series 2019 Preferred Stock	$111,863	$111,863	$32,933	$32,933
Unsecured promissory notes, net	$43,543	$43,543	$—	$—

Our investments in real-estate related loans, fixed and floating rate mortgages, variable rate revolving credit facility, construction loans, preferred stock and unsecured promissory notes are categorized as Level 3 in the fair value hierarchy.

8.    Preferred Stock
We have three classes of preferred stock, Series 2016, Series 2017 and Series 2019, each of which were offered at a price of $10.00 per share. Our Series 2016 Preferred Stock and the Series 2017 Preferred Stock were issued in connection with the CRII Merger in exchange for the corresponding series of preferred stock held at CRII.

Each class of preferred stock receives a fixed preferred dividend based on a cumulative, but not compounded, annual return. Each class has a fixed redemption date with extension options at our discretion, subject to an increase in the preferred dividend rate, and is classified as a liability on the consolidated balance sheets. We can also redeem our preferred stock early for cash plus all accrued and unpaid dividends. Our preferred stock ranks senior to our common stock and on parity with each other with respect to distribution rights and rights upon liquidation, dissolution or winding up.

Information on our preferred stock is as follows:

					Shares Outstanding at
	Dividend Rate	Extension Dividend Rate	Redemption Date	Maximum Extension Date	December 31, 2021	December 31, 2020
Series 2016 Preferred Stock (1)	6.5%	7.0%	January 31, 2022	January 31, 2023	13,999,560	—
Series 2017 Preferred Stock	7.5%	8.0%	January 31, 2022	January 31, 2024	258,550	—
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2023	December 31, 2025	11,186,301	3,308,326

(1) As of December 31, 2021, we are currently in the first extension period on our Series 2016 Preferred Stock resulting in an extension dividend rate of 7.0%.

Subsequent to year end, our Series 2017 Preferred Stock was fully redeemed for approximately $2.6 million immediately after the January 31, 2022 redemption date.
During the years ended December 31, 2021 and 2020 we issued $78.9 million and $31.7 million of Series 2019 Preferred Stock, respectively. During the years ended December 31, 2021 and 2020, we incurred $3.6 million and $0.8 million in dividends on our Series 2019 Preferred Stock, respectively. During the period from the CRII Merger closing on May 7, 2021 to December 31, 2021, we incurred $6.4 million and $0.1 million in dividends on our Series 2016 Preferred Stock and Series 2017 Preferred Stock, respectively.

During the year ended December 31, 2021, we repurchased 10,000 shares of Series 2019 Preferred Stock for $0.1 million and during the period from the CRII Merger closing on May 7, 2021 to December 31, 2021 we repurchased 139,740 shares of Series 2016 Preferred Stock for $1.3 million. No shares of Series 2019 Preferred Stock were repurchased during the year ended December 31, 2020.

9.    Stockholders’ Equity
Common Stock

The following table summarizes the changes in the shares outstanding for each class of outstanding common stock for the periods presented below:

	Class
	I	A	TX	Total
Balance at December 31, 2019	—	8,851,759	—	8,851,759
Issuance of common stock	—	3,283,713	17,500	3,301,213
Distribution reinvestment	—	110,606	18	110,624
Repurchases of common stock	—	(31,307)	—	(31,307)
Balance at December 31, 2020	—	12,214,771	17,518	12,232,289
Issuance of common stock	151,286	—	—	151,286
Distribution reinvestment	—	8,660	2	8,662
Repurchases of common stock	—	(203,537)	—	(203,537)
CRII Merger	—	430,070	—	430,070
CMRI Merger	—	5,762,253	—	5,762,253
CMRII Merger	—	5,232,957	—	5,232,957
Balance at December 31, 2021	151,286	23,445,174	17,520	23,613,980

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the year ended December 31, 2021, we paid aggregate distributions of approximately $9.6 million, including $9.5 million distributions paid in cash and $0.1 million of distributions reinvested through our distribution reinvestment plan. For the year ended December 31, 2020, we paid aggregate distributions of approximately $5.2 million, including $4.1 million distributions paid in cash and $1.1 million of distributions reinvested through our distribution reinvestment plan.

Distributions were at a daily rate of $0.00013699, or $0.50 annually, per common share during the year ended December 31, 2020 and for the period of January 1, 2021 through August 30, 2021. In September 2021, we began declaring monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
September 25, 2021	$0.04333333	$0.52
October 29, 2021	0.04333333	0.52
November 30, 2021	0.05416667	0.65
December 31, 2021	0.05666667	0.68

For the year ended December 31, 2021, 100% (unaudited) of distributions to stockholders were reported as a return of capital or, to the extent they exceed a stockholder’s adjusted tax basis, as gains from the sale or exchange of property.
Repurchases

During the year ended December 31, 2021, we repurchased 203,537 shares of Class A common stock pursuant to our share repurchase program for $2.6 million, at an average repurchase price of $12.90. During the year ended December 31, 2020, we repurchased 31,307 shares of Class A common stock pursuant to our share repurchase program for $0.3 million, at an average repurchase price of $8.58. No shares of Class TX common stock were repurchased during the years ended December 31, 2021 and 2020. No shares of Class I common stock were repurchased during the year ended December 31, 2021.

10.    Related-Party Transactions
Advisory Agreement

CCA III manages our business as our external advisor and, as of the CRII Merger described above, was initially the Special Limited Partner owning a special partner interest in CROP. Effective November 12, 2021, CCA III assigned its special limited partner interest to its affiliate, CC Advisors – SLP, LLC. Following the CRII Merger, we became the property manager for our stabilized multifamily apartment communities and employ certain personnel who manage our operations directly. These activities are all subject to oversight by our board of directors. Per the terms of our advisory agreement, our advisor is entitled to receive the fees for the services which are mentioned below.

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

Asset management fees to our advisor for the years ended December 31, 2021 and 2020 were $8.1 million and $2.8 million, respectively.

Acquisition Expense Reimbursement

We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us.

Performance Participation Allocation

The Special Limited Partner, so long as the advisory agreement has not been terminated, holds a performance participation interest in CROP that entitles it to receive an allocation of CROP’s total return to its capital account. Total return is defined as all distributions accrued or paid (without duplication) on Participating Partnership units (all units in CROP with the exception of preferred units) plus the change in the aggregate net asset value of such Participating Partnership units. The annual total return will be allocated solely to the Special Limited Partner only after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year, accrues monthly and will be paid in cash or Class I units at the election of the Special Limited Partner after the completion of each calendar year.

During the period from the CRII Merger closing on May 7, 2021 to December 31, 2021, we recognized $51.8 million of performance participation expense as a result of the increase in the value of our net assets and dividends paid to stockholders. The full amount was paid in cash subsequent to year end. No performance participation allocation was recognized prior to the CRII Merger as it was not a part of our operating partnership agreement.

Reimbursable Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Our conflicts committee determined that no reimbursement was required as of December 31, 2021.

Other

As a result of the CRII Merger, employees who had previously provided services to us and for which we reimbursed related expenses to our advisor are now our employees. As such, we had no reimbursable company operating expenses from the May 7, 2021 CRII Merger date onward. Reimbursable company operating expenses to our advisor or its affiliates for the years ended December 31, 2021 and 2020 were $0.3 million and $1.0 million, respectively.

Independent Director Compensation

Annually, each independent director is paid a cash retainer of $50,000 for their service (prorated in 2021) and a grant of time-based LTIP Units with a value of $85,000 at the time of grant. The LTIP Units have a one-year vesting schedule. Independent board members serving as chairperson of each of the audit, compensation and conflicts committees receive an additional annual cash retainer of $15,000, $10,000 and $10,000, respectively.

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

During the period from the CRII Merger closing on May 7, 2021 to December 31, 2021, we paid aggregate distributions to noncontrolling OP Unit holders of $10.6 million.

LTIP Units - Certain executives, directors and key employees receive LTIP Units in CROP as equity incentive compensation. LTIP Units are a separate series of limited partnership units, which are convertible into Common Limited OP Units upon achieving certain time vesting and performance requirements. Unless otherwise provided, the time vesting LTIP Units (whether vested or unvested) entitle the holder to receive current distributions from CROP, and the performance LTIP Units (whether vested or unvested) entitle the holder to receive 10% of the current distributions from CROP during the applicable performance period. When the LTIP Units have vested and sufficient income has been allocated to the holder of the vested LTIP Units, the LTIP Units will automatically convert to Common Limited OP Units in CROP on a one-for-one basis. LTIP Units constitute profits interests and have no voting rights in CROP.

In conjunction with the CRII Merger, 528,451 time vesting LTIP units were awarded to executives as retention grants. As of December 31, 2021, there were 719,137 unvested time LTIP awards and 380,637 unvested performance LTIP awards outstanding. Share-based compensation was $1.6 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively. Total unrecognized compensation expense for LTIP Units at December 31, 2021 is $6.5 million and is expected to be recognized on a straight-line basis through June 2025.

Noncontrolling Interests - Partially Owned Entities

As of December 31, 2021, noncontrolling interests in entities not wholly owned by us ranged from 1% to 81%, with the average being 24%.

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

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of December 31, 2021, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

Environmental

As an owner of real estate, we are subject to various federal, state and local environmental laws. Compliance with existing laws has not had a material adverse effect on us. However, we cannot predict the impact of new or changed laws or regulations on our properties or on properties that we may acquire in the future.

COVID-19 Pandemic

One of the most significant risks and uncertainties facing the real estate industry generally continues to be the effect of the ongoing public health crisis of the novel coronavirus (COVID-19) pandemic. During the year ended December 31, 2021, we did not experience significant disruptions in our operations from the COVID-19 pandemic; however we continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants and multifamily communities.

Distribution Reinvestment Plan

Our distribution reinvestment plan allows common stockholders to apply their dividends and other distributions towards the purchase of additional shares of common stock. The purchase price for shares purchased pursuant to our distribution reinvestment plan is the transaction price for such shares in effect on the distribution date, which is generally the most recently disclosed NAV per share. We suspended our distribution reinvestment plan in December 2020 and resumed our distribution reinvestment plan on November 4, 2021 when the SEC declared the Follow-on Offering effective.

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

Common Stock
We suspended our share repurchase program in December 2020. Our board of directors approved the resumption of the share repurchase program effective for repurchases for the month ended June 30, 2021 onward.

Our share repurchase program provides that we may make repurchases, at our discretion, with an aggregate value of up to 2% of our aggregate net asset value or “NAV” each month and up to 5% of our NAV each quarter. We have no restrictions on the source of funds used to repurchase shares pursuant to our share repurchase program.

For our Class T, Class D and Class I shares, the repurchase price will be equal to the transaction price at the date of repurchase, or 95% of the transaction price on the repurchase date if the shares have been held for less than a year. For our Class A and Class TX shares, the repurchase price will be equal to the transaction price at the date of repurchase, subject to the following: (i) shares that have been outstanding six years or more will be repurchased at 100% of the transaction price, (ii) shares that have been outstanding for at least five years and less than six years will be repurchased at 95.0% of the transaction price, (iii) shares that have been outstanding for at least three years and less than five years will be repurchased at 90.0% of the transaction price and (iv) shares that have been outstanding for at least one year and less than three years will be repurchased at 85.0% of the transaction price. The transaction price is the then-current offering price per share, which is generally the most recently disclosed NAV per share.

Common Limited OP Units

Beginning one year after acquiring any Common Limited OP Units, common limited partners have the right to request CROP repurchase their Common Limited OP Units as described below. We may, in our sole discretion, honor the repurchase request at the following prices:

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

13.    Subsequent Events
We have evaluated subsequent events from December 31, 2021 up until the date the consolidated financial statements are issued for recognition or disclosure and have determined there are none to be reported or disclosed in the consolidated financial statements other than those mentioned below.

Series 2016 Preferred Stock Extension

In January 2022, we extended our Series 2016 Preferred Stock redemption date to the maximum extension date of January 31, 2023. On March 22, 2022, our board of directors approved the full redemption of our Series 2016 Preferred Stock which we expect to occur before the end of April 2022. We will continue to pay the extension dividend rate of 7.0% until the earlier of January 31, 2023 or the full redemption of the Series 2016 Preferred Stock. We intend to use funds from our Follow-on Offering, proceeds from financing activities discussed below, and our revolving credit facility to redeem the Series 2016 Preferred Stock.

Series 2017 Preferred Stock Payoff

Our Series 2017 Preferred Stock was fully redeemed on February 1, 2022 for approximately $2.6 million.

Financing Activities

On January 28, 2022, we refinanced Parc Westborough and placed it on our revolving credit facility, drawing an additional $1.7 million on that line. We also refinanced Sugarmont’s construction loan to a permanent $105.0 million mortgage, receiving net proceeds of $43.8 million.

In March 2022, we refinanced seven properties through individual, uncrossed loans with one lender for $362.2 million, receiving net proceeds of $111.7 million. All of the loans are on a 5 year term and carry a 3.4% fixed interest rate. Two of the properties are unconsolidated.

Performance Participation Allocation Payment

On January 31, 2021, the accrued $51.8 million performance participation allocation was paid in cash.

Status of the Private Offering

We sold 1,547,184 shares of Series 2019 Preferred Stock for aggregate gross offering proceeds of $15.4 million. In connection with the sale of these shares in the Private Offering, the Company paid aggregate selling commissions of $1.0 million and placement fees of $0.3 million. The offering was fully subscribed and terminated in March 2022.

Status of the Follow-on Offering

We sold the following through our Follow-on Offering ($ in thousands):

	Class
	T	I	A	TX	Total
Shares issued through Primary Offering	1,394,087	442,888	—	—	1,836,975
Shares issued through DRP Offering	19	456	26,120	—	26,595
Gross Proceeds	$25,000	$7,888	$458	$—	$33,346

Distributions Declared - Common Stock

We declared the following monthly distributions after December 31, 2021:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2022	$0.05833333	$0.70
February 28, 2022	$0.05916667	$0.71
March 31, 2022	$0.05916667	$0.71

Grant of LTIP Unit Awards and RSU Awards

On January 7, 2022, grants of 105,826 time-based LTIP Units and 170,731 performance-based LTIP units were issued to executives, directors and employees.

Equity Incentive Plan

On March 22, 2022, our board of directors approved the Cottonwood Communities, Inc. 2022 Equity Incentive Plan (the “Plan”) to attract, retain and reward certain employees, consultants and/or directors for services they perform on behalf of the Company. The plan allows for the issuance of a maximum of 300,000 shares of common stock issued through restricted stock units or restricted stock awards. Awards may (but need not) be subject to service or performance vesting conditions. Upon adoption of the Plan, the compensation committee of the board of directors approved an aggregate grant of 20,038 restricted stock units with a four-year vesting schedule. The Company does not intend to issue awards to executive officers or directors pursuant to the Plan.

Cottonwood Communities, Inc.
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2021 ($ in thousands)

					Initial Cost to Company			Gross Amount Carried as of December 31, 2021
Description	Location	Ownership Percent	Number of Units	Encumbrances	Land	Buildings, Intangibles and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings, Intangibles and Improvements	Total (1)	Accumulated Depreciation and Amortization (2)	Year(s) Built	Date Acquired
Stabilized Multifamily Apartment Communities:
Cason Estates	Murfreesboro, TN	100.0%	262	$(33,594)	$4,806	$46,666	$139	$4,806	$46,805	$51,611	$(2,869)	2005	5/7/2021
Cottonwood	Salt Lake City, UT	100.0%	264	(21,645)	6,556	40,745	776	6,556	41,521	48,077	(2,178)	1986	5/7/2021
Cottonwood One Upland	Boston, MA	100.0%	262	(20,000)	14,515	89,428	335	14,515	89,763	104,278	(8,137)	2016	3/19/2020
Cottonwood Reserve	Charlotte, NC	91.1%	352	(38,314)	12,634	64,986	269	12,634	65,255	77,889	(3,967)	2004	5/7/2021
Cottonwood West Palm	West Palm Beach, FL	100.0%	245	(35,995)	9,380	57,073	366	9,380	57,439	66,819	(6,934)	2018	5/30/2019
Cottonwood Westside	Atlanta, GA	100.0%	197	(25,506)	8,641	39,324	106	8,641	39,430	48,071	(2,358)	2014	5/7/2021
Enclave on Golden Triangle	Keller, TX	98.9%	273	(34,000)	4,888	46,712	168	4,888	46,880	51,768	(2,410)	2006	5/7/2021
Heights at Meridian	Durham, NC	100.0%	339	(33,750)	5,971	74,022	172	5,971	74,194	80,165	(4,158)	2015	5/7/2021
Melrose	Nashville, TN	100.0%	220	(47,100)	8,822	58,676	96	8,822	58,772	67,594	(4,057)	2015	5/7/2021
Parc Westborough	Boston, MA	100.0%	249	(38,010)	12,759	61,302	65	12,759	61,367	74,126	(4,088)	2016	5/7/2021
Pavilions	Albuquerque, NM	96.4%	240	(37,350)	5,924	55,177	241	5,924	55,418	61,342	(2,688)	1992	5/7/2021
Raveneaux	Houston, TX	97.0%	382	(26,675)	6,249	51,251	147	6,249	51,398	57,647	(2,983)	2000	5/7/2021
Regatta	Houston, TX	100.0%	490	(35,367)	8,449	39,651	601	8,449	40,252	48,701	(2,677)	1968-1976	5/7/2021
Retreat at Peachtree City	Peachtree City, GA	100.0%	312	(48,719)	5,669	66,888	282	5,669	67,170	72,839	(4,090)	1999	5/7/2021
Scott Mountain	Portland, OR	95.8%	262	(48,373)	6,952	63,758	151	6,952	63,909	70,861	(2,995)	1997, 2000	5/7/2021
Stonebriar of Frisco	Frisco, TX	84.2%	306	(36,400)	5,737	53,463	290	5,737	53,753	59,490	(2,715)	1999	5/7/2021
Summer Park	Buford, GA	98.7%	358	(44,620)	9,474	66,200	252	9,474	66,452	75,926	(4,029)	2001	5/7/2021
The Marq Highland Park	Tampa, FL	100.0%	239	(34,613)	6,280	59,424	149	6,280	59,573	65,853	(3,763)	2015	5/7/2021
Development Projects:
Cottonwood on Broadway	Salt Lake City, UT	18.8%	254	(27,476)	11,042	30,958	20,026	11,042	50,984	62,026	—	N/A	5/7/2021
Park Avenue	Salt Lake City, UT	23.6%	234	(29,520)	11,369	30,931	19,019	11,369	49,950	61,319	—	N/A	5/7/2021
Sugarmont(3)	Salt Lake City, UT	99.0%	341	(59,660)	17,838	94,662	21,193	17,838	115,855	133,693	(939)	N/A	5/7/2021
Cottonwood on Highland	Millcreek, UT	36.9%	250	—	7,405	1,695	15,797	7,405	17,492	24,897	—	N/A	5/7/2021
Other Developments	Various	Various	N/A	—	11,171	—	355	11,171	355	11,526	—	N/A	Various
		Total	6,331	$(756,687)	$202,531	$1,192,992	$80,995	$202,531	$1,273,987	$1,476,518	$(68,035)

(1) The aggregate cost of real estate for federal income tax purposes was $1.0 billion (unaudited) as of December 31, 2021.
(2) Depreciation is recognized on a straight-line basis over the estimated useful asset lives of the related assets, which is 30 years for buildings and ranges from five to 15 years for land improvements, building improvements and furniture, fixtures and equipment. Intangible assets are amortized to depreciation and amortization over the remaining lease term.

(3) Lease-up on initial available units at Sugarmont began in Q2 2021, with the completion of construction expected in Q2 2022. Sugarmont includes 341 units, of which 293 had been placed in service as of December 31, 2021. We own 99.0% of Sugarmont and the remaining one percent interest not owned by us has limited rights, including the right to control on behalf of the joint venture the prosecution and resolution of all litigation, claims, or causes of action that the joint venture has or may have against certain third parties associated with the design and construction of Sugarmont, as well as the obligation to defend any crossclaims resulting from these actions.

The following table summarized the changes in our consolidated real estate assets and accumulated depreciation for the years ended December 31, 2021 and 2020 (in thousands):

	2021		2020
Real estate assets:
Balance at beginning of the year	$170,796		$66,644
Additions during the year:
Acquisitions	1,295,086	(1)	103,942
Improvements and development costs	80,775		210
Dispositions and deconsolidations during the year:
Dispositions and deconsolidations	(70,139)		—
Balance at end of the year	$1,476,518		$170,796
Accumulated depreciation and amortization:
Balance at beginning of the year	$(9,704)		$(2,738)
Depreciation and amortization	(61,243)		(6,966)
Dispositions and deconsolidations	2,912		—
Balance at end of the year	$(68,035)		$(9,704)

(1) Aside from a portion of the other development real estate assets listed on our “Schedule III - Real Estate and Accumulated Depreciation,” all of our 2021 acquisitions of real estate were from the merger with CRII, which was an affiliated entity. The CRII Merger was accounted for as a business combination in accordance with ASC 805. See Note 3 for additional information regarding the CRII Merger including the amount of real estate assets acquired as part of the merger.