Form 10-Q
period 2022-03-31
Cottonwood Communities, Inc.
filed 2022-05-12
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 10, 2022, there were 2,609,152 shares of the registrant’s Class T common stock, 1,019 shares of the registrant's Class D common stock, 1,284,873 shares of the registrant's Class I common stock, 23,274,907 shares of the registrant’s Class A common stock, and 17,529 shares of the registrant’s Class TX common stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)
Real estate assets, net	$1,416,553	$1,408,483
Investments in unconsolidated real estate entities	152,596	190,733
Investments in real-estate related loans	13,031	13,035
Cash and cash equivalents	121,890	27,169
Restricted cash	28,295	18,221
Other assets	30,655	29,249
Total assets	$1,763,020	$1,686,890
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$769,061	$642,107
Construction loans, net	66,174	116,656
Preferred stock, net	257,585	245,268
Unsecured promissory notes, net	43,443	43,543
Performance participation allocation due to affiliate	19,934	51,761
Accounts payable, accrued expenses and other liabilities	58,320	46,886
Total liabilities	1,214,517	1,146,221
Commitments and contingencies (Note 11)
Equity and noncontrolling interests
Stockholders' equity
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 1,383,342 shares issued and outstanding at March 31, 2022. No Class T shares were outstanding at December 31, 2021.	14	—
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 608,019 and 151,286 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	6	2
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 23,288,245 and 23,445,174 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	232	234
Common stock, Class TX shares, $0.01 par value, 50,000,000 shares authorized; 17,525 and 17,520 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	279,347	252,035
Accumulated distributions	(21,587)	(17,273)
Accumulated deficit	(58,869)	(55,864)
Total stockholders' equity	199,143	179,134
Noncontrolling interests
Limited partners	282,549	291,258
Partially owned entities	66,811	70,277
Total noncontrolling interests	349,360	361,535
Total equity and noncontrolling interests	548,503	540,669
Total liabilities, equity and noncontrolling interests	$1,763,020	$1,686,890

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Rental and other property revenues	$26,820	$3,172
Property management revenues	3,124	—
Other revenues	615	245
Total revenues	30,559	3,417
Operating expenses
Property operations expense	9,672	1,348
Property management expense	4,952	—
Asset management fee	3,792	886
Performance participation allocation	19,934	—
Depreciation and amortization	11,268	1,338
General and administrative expenses	3,223	2,503
Total operating expenses	52,841	6,075
Loss from operations	(22,282)	(2,658)
Equity in earnings of unconsolidated real estate entities	2,670	951
Interest income	16	—
Interest expense	(11,117)	(1,330)
Promote from incentive allocation agreement	30,309	—
Loss on debt extinguishment	(551)	—
Other income	1,530	27
Income (loss) before income taxes	575	(3,010)
Income tax expense	(7,463)	—
Net loss	(6,888)	(3,010)
Net loss attributable to noncontrolling interests:
Limited partners	3,828	—
Partially owned entities	55	—
Net loss attributable to common stockholders	$(3,005)	$(3,010)

Weighted-average common shares outstanding	24,654,085	12,232,289
Net loss per common share - basic and diluted	$(0.12)	$(0.25)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands, except share data)

	Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Shares	Common Stock Class T	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at January 1, 2022	23,613,980	$—	$2	$234	$—	$252,035	$(17,273)	$(55,864)	$179,134	$291,258	$70,277	$540,669
Issuance of common stock	1,839,600	14	4	—	—	32,769	—	—	32,787	—	—	32,787
Offering costs	—	—	—	—	—	(2,958)	—	—	(2,958)	—	—	(2,958)
Distribution reinvestment	26,600	—	—	—	—	607	—	—	607	—	—	607
Common stock/OP Units repurchased	(183,049)	—	—	(2)	—	(3,106)	—	—	(3,108)	(286)	—	(3,394)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	662	662
Share-based compensation	—	—	—	—	—	—	—	—	—	865	—	865
Distributions to investors	—	—	—	—	—	—	(4,314)	—	(4,314)	(5,460)	(4,073)	(13,847)
Net loss	—	—	—	—	—	—	—	(3,005)	(3,005)	(3,828)	(55)	(6,888)
Balance at March 31, 2022	25,297,131	$14	$6	$232	$—	$279,347	$(21,587)	$(58,869)	$199,143	$282,549	$66,811	$548,503

	Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Shares	Common Stock Class T	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at January 1, 2021	12,232,289	$—	$—	$122	$—	$121,677	$(7,768)	$(11,948)	$102,083	$—	$—	$102,083
Share-based compensation	—	—	—	—	—	45	—	—	45	—	—	45
Distributions to investors	—	—	—	—	—	—	(1,511)	—	(1,511)	—	—	(1,511)
Net loss	—	—	—	—	—	—	—	(3,010)	(3,010)	—	—	(3,010)
Balance at March 31, 2021	12,232,289	$—	$—	$122	$—	$121,722	$(9,279)	$(14,958)	$97,607	$—	$—	$97,607

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,888)	$(3,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,268	1,338
Share-based compensation	865	45
Other operating	1,312	350
Loss on debt extinguishment	551	—
Equity in earnings of unconsolidated real estate entities	(2,670)	(951)
Distributions from unconsolidated real estate entities - return on capital	2,235	—
Changes in operating assets and liabilities:
Other assets	(1,170)	401
Performance participation allocation	19,934	—
Performance participation allocation payment	(51,761)	—
Accounts payable, accrued expenses and other liabilities	11,518	1,625
Net cash used in operating activities	(14,806)	(202)
Cash flows from investing activities:
Capital expenditures and development activities	(18,488)	(36)
Investments in unconsolidated real estate entities	(197)	(2,512)
Distributions from unconsolidated real estate entities - return on capital	38,769	—
Contributions to investments in real-estate related loans	—	(824)
Net cash provided by (used in) investing activities	20,084	(3,372)

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)
	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Principal payments on mortgage notes	(404)	—
Borrowings from revolving credit facility	52,800	3,500
Repayments on revolving credit facility	(72,800)	(5,000)
Borrowings under mortgage notes and term loans	369,500	—
Repayments of mortgage notes and term loans	(218,693)	—
Deferred financing costs on mortgage notes and term loans	(4,036)	—
Borrowings from construction loans	9,178	—
Repayments of construction loans	(59,660)	—
Proceeds from issuance of Series 2019 Preferred Stock	14,162	10,427
Redemption of preferred stock	(2,738)	—
Offering costs paid on issuance of preferred stock	(1,693)	(1,064)
Repurchase of unsecured promissory notes	(96)	—
Proceeds from issuance of common stock	33,395	—
Repurchase of common stock/OP Units	(3,394)	—
Offering costs paid on issuance of common stock	(2,959)	—
Contributions from noncontrolling interests	662	—
Distributions to common stockholders	(4,174)	(1,503)
Distributions to noncontrolling interests - limited partners	(5,460)	—
Distributions to noncontrolling interests - partially owned entities	(4,073)	—
Net cash provided by financing activities	99,517	6,360
Net increase in cash and cash equivalents and restricted cash	104,795	2,786
Cash and cash equivalents and restricted cash, beginning of period	45,390	4,633
Cash and cash equivalents and restricted cash, end of period	$150,185	$7,419

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$121,890	$7,134
Restricted cash	28,295	285
Total cash and cash equivalents and restricted cash	$150,185	$7,419

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Organization and Business
Cottonwood Communities, Inc. (the “Company,” “CCI,” “we,” “us,” or “our”) invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly-owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We hold all of our assets through our Operating Partnership. Our Operating Partnership was Cottonwood Communities O.P., LP (“CCOP”) prior to the CRII Merger (as defined below) and is Cottonwood Residential O.P., LP (“CROP”) after the CRII Merger, as described below. The Operating Partnership, together with its subsidiaries, holds the Company's real estate interests and conducts the ongoing operations of the Company. We are the sole member of the sole general partner of the Operating Partnership and own general partner interests in the Operating Partnership alongside third party limited partners.

We are a non-traded perpetual-life, net asset value (“NAV”) real estate investment trust (“REIT”). We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

From August 13, 2018 to December 22, 2020 we conducted an initial public offering of our common stock (the “Initial Offering”), for which received gross proceeds of $122.0 million. The Initial Offering ended in December 2020 as we pursued the 2021 Mergers described below. On November 4, 2021, after the 2021 Mergers were completed, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”).

On November 8, 2019, we commenced a private placement offering exempt from registration under the Securities Act pursuant to which we offered a maximum of $128.0 million in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "Private Offering"). As of March 31, 2022, we had received gross proceeds of $127.3 million from the Private Offering. The offering was fully subscribed in March 2022.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of March 31, 2022, our portfolio consists of ownership interests or structured investment interests in 33 multifamily apartment communities with a total of 9,746 units, including 1,373 units in four multifamily apartment communities in which we have a structured investment interest and another 1,079 units in four multifamily apartment communities under construction. In addition, we have an ownership interest in three parcels of land planned for development.

The 2021 Mergers

On January 26, 2021, we entered into stock-for-stock and unit-for unit merger agreements with three affiliated REITs. The merger with Cottonwood Residential II, Inc. (“CRII,” the “CRII Merger”) closed on May 7, 2021. The merger with Cottonwood Multifamily REIT I, Inc. (“CMRI,” the “CMRI Merger”) closed on July 7, 2021. The merger with Cottonwood Multifamily REIT II, Inc. (“CMRII,” the “CMRII Merger”) also closed on July 7, 2021. We refer to the CRII Merger, the CMRI Merger and the CMRII Merger as the “2021 Mergers.”
CRII stockholders received (i) 2.015 shares of our Class A common stock in exchange for their shares of common stock, (ii) one share of our Series 2016 preferred stock in exchange for their CRII Series 2016 preferred stock, and (iii) one share of our Series 2017 preferred stock in exchange for their CRII Series 2017 preferred stock.
CROP, the Operating Partnership of CRII, replaced CCOP as our Operating Partnership. The participating partnership units of CROP, which excluded preferred units, were split by a ratio of 2.015 (“CROP Unit Split”). Issued and outstanding partnership units of CCOP, which included Series 2019 Preferred units, LTIP units, Special LTIP units, general partner units and common limited partnership units converted into corresponding units at CROP, the terms of which were identical to the converted CCOP partnership unit.
After giving effect to the CROP Unit Split, each preferred unit, general partner unit, common limited partnership unit, and LTIP unit of CROP remained issued and outstanding

CMRI stockholders received 1.175 shares of our Class A common stock in exchange for their CMRI common stock. CMRII’s stockholders received 1.072 shares of our Class A common stock in exchange for their CMRII common stock. In connection with the mergers of the operating partnerships of each of CMRI and CMRII with and into CROP, the partnership units outstanding, which were split to equal the amount of the common stock outstanding, were converted into CROP common units at the same ratio as the common stock. Each asset held by CMRI and CMRII was owned through joint ventures with CROP. As a result of the consummation of the CMRI Merger and the CMRII Merger, our ownership interest in the properties held through joint ventures with CMRI and CMRII increased to 100% on July 15, 2021.
Through the 2021 Mergers we acquired interests in 22 stabilized multifamily apartment communities, four multifamily development projects, one structured investment, and land held for development. We also acquired CRII’s property management business and its employees, an advisory contract with Cottonwood Multifamily Opportunity Fund, Inc. (“CMOF”), and personnel who performed certain administrative and other services for us on behalf of CC Advisors III.
CC Advisors III continues to manage our business as our external advisor pursuant to an amended and restated advisory agreement. With the exception of our Chief Legal Officer, Chief Operating Officer, Chief Accounting Officer and Chief Development Officer, we do not employ our executive officers.
Much of our structure and agreements have changed materially as a result of the 2021 Mergers. Accordingly, information presented in these condensed consolidated financial statements may not be directly comparable to prior periods.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the period ending December 31, 2021 filed with the SEC.

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

Organization and Offering Costs

Organization and offering costs in the Initial Offering were paid by our advisor, which totaled $14.1 million. Organization and offering costs with the Follow-on Offering are paid by purchasers of the shares through an adjustment to the purchase price of the share or their distribution (depending on the class of share purchased) or by us. They are recorded as an offset to equity. As of March 31, 2022, approximately $4.7 million in organization and offering costs had been incurred in connection with the Follow-on Offering.

Organization and offering costs in the Private Offering for our Series 2019 Preferred Stock were paid by us. They are deferred and amortized up to the redemption date through interest expense. We incurred approximately $13.2 million of organization and offering costs related to the Private Offering, which was fully subscribed and terminated in March 2022.

Income Taxes

As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. Taxable income from activities managed through our taxable REIT subsidiary (“TRS”) are subject to federal, state and local income taxes. Provision for such taxes has been included in income tax expense on our condensed consolidated statements of operations. In 2018, we entered into an incentive allocation agreement with a real estate firm who bought a portfolio of twelve assets from us. The agreement allowed us to participate in distributions from the portfolio should returns on the portfolio exceed certain amounts. In March 2022, the firm sold the portfolio and our TRS realized a promote distribution of $30.3 million. Income tax expense accrued for this discrete item was $7.3 million.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets (in thousands):

	March 31, 2022	December 31, 2021
Land	$202,531	$202,531
Buildings and improvements	1,076,901	1,074,126
Furniture, fixtures and equipment	43,629	37,463
Intangible assets	34,905	34,905
Construction in progress (1)	137,040	127,493
	1,495,006	1,476,518
Less: Accumulated depreciation and amortization (2)	(78,453)	(68,035)
Real estate assets, net	$1,416,553	$1,408,483

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.
(2) Includes the amortization of $33.2 million of in-place lease assets acquired with the CRII Merger over a period of six months in 2021.

We did not have real estate asset acquisitions or business combinations during the three months ended March 31, 2022. Below is a description of the mergers that occurred in 2021.

CRII Merger

On May 7, 2021, we completed the CRII Merger, which was accounted for as a business combination in accordance with ASC 805, Business Combinations ("ASC 805"). Based on an evaluation of the relevant factors and the guidance in ASC 805, CCI was determined to be both the legal and accounting acquirer. In order to make this consideration, various factors were analyzed including which entity issued its equity interests, relative voting rights, existence of noncontrolling interests, control of the board of directors, management composition, relative size, transaction initiation, operational structure, relative composition of employees, and other factors. The most significant factor identified was the relative voting rights, as CCI stockholders hold the majority of the controlling financial (voting) interests. CCI also initiated the transaction and was the entity issuing common equity interests in the merger.

The consideration given in exchange for CRII was as follows ($ in thousands, except share and per share data):

CRII Common stock issued and outstanding	213,434
Exchange ratio	2.015
CCI common stock issued as consideration	430,070
CCI's estimated value per share as of May 7, 2021	$10.83
Value of CCI common stock issued as consideration	$4,658

The allocation of the purchase price below required significant judgment and represented management's best estimate of the fair value as of the acquisition date. The following table shows the purchase price allocation of CRII's identifiable asset and liabilities assumed as of May 7, 2021 ($ in thousands):

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

(2) Other assets includes $32.1 million of intangible assets from the CRII Merger. Of this amount, $8.0 million relates to a promote asset which was removed upon the closing of the CMRI Merger and CMR II Merger on July 15, 2021. The remaining $24.1 million of intangible assets have a weighted-average amortization period of 8.8 years, and include $22.2 million related to the acquisition of CRII's property management and ancillary businesses (with a weighted-average amortization period of 9.2 years) and $1.9 million related to acquired disposition fees on certain properties and promotes on development assets (with a weighted-average amortization period of 3.8 years).

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

The results of operations for the CRII Merger are included in the Company's statements of operations beginning on the May 7, 2021 merger closing date onward. For the three months ended March 31, 2022, the accompanying statements of operations include the following revenue and net income generated from the assets acquired and liabilities assumed with the CRII Merger (unaudited, in thousands):

Revenue	$26,396
Net income	$20,114

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

	Three Months Ended March 31,
	2022	2021
Pro forma revenue:
Historic results	$30,559	$3,417
CRII Merger (excluding those in historic results)	—	25,147
Total	$30,559	$28,564

Pro forma net loss:
Historic results	$(6,888)	$(3,010)
CRII Merger (excluding those in historic results)	—	(7,959)
Total	$(6,888)	$(10,969)

The pro forma information is not necessarily indicative of the results which actually would have occurred if the business combination had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.
CMRI Merger and CMRII Merger

With the closing of the CRII Merger in May 2021, we consolidated the properties that CMRI and CMRII invested in through joint ventures with CROP. As a result of the consummation of the CMRI Merger and the CMRII Merger in July 2021, our ownership interest in these properties increased to 100%. The acquisition of an additional ownership interest of a consolidated entity is accounted for as an equity transaction. Accordingly, CMRI's and CMRII's noncontrolling interest in the properties was reduced by its carrying amount and the difference between the carrying amount and the consideration paid was recorded as an adjustment to our equity through additional paid-in capital. Information regarding these equity transactions is as follows (in thousands, except share and per share data):

2021 Consideration	CMRI Merger	CMRII Merger
Common stock issued and outstanding	4,904,045	4,881,490
Exchange ratio	1.175	1.072
CCI common stock issued as consideration	5,762,253	5,232,957
Per share value of CCI Common Stock	$11.7865	$11.7865
Fair value of CCI Common Stock issued	$67,917	$61,678
Settlement of promote	5,585	2,424
Settlement of CMRI and CMRII promissory notes and interest with CROP	1,545	2,475
Net liabilities assumed	2,223	1,477
Total consideration	$77,270	$68,054

2021 Change in equity	CMRI Merger	CMRII Merger
Carrying amount of noncontrolling interest	$79,447	$63,752
Total consideration	77,270	68,054
Additional paid in capital adjustment	$2,177	$(4,302)

Fair value of CCI Common Stock issued	$67,917	$61,678
Additional paid in capital adjustment	2,177	(4,302)
Total change in equity	$70,094	$57,376

4. Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of March 31, 2022 and December 31, 2021 (in thousands):

			Balance at
Property / Development	Location	% Owned	March 31, 2022	December 31, 2021
Stabilized Assets
3800 Main	Houston, TX	50.0%	$10,227	$10,347
Alpha Mill (1)	Charlotte, NC	57.2%	21,876	22,034
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	31,450	31,399
Cottonwood Ridgeview (1)	Plano, TX	90.5%	3,881	34,352
Fox Point (1)	Salt Lake City, UT	52.8%	15,742	16,056
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	9,625	9,370
Melrose Phase II (1)	Nashville, TN	79.8%	6,945	15,523
Preferred Equity Investments
Lector85	Ybor City, FL		13,425	13,010
Vernon Boulevard	Queens, NY		18,658	18,079
Riverfront	West Sacramento, CA		17,569	16,884
Other			3,198	3,679
Total			$152,596	$190,733

(1) We account for our tenant-in-common interests in these properties as equity method investments.

Our investments in unconsolidated real estate entities for the stabilized assets above were acquired on May 7, 2021 as part of the CRII Merger. Equity in earnings for our stabilized assets for the three months ended March 31, 2022 was $0.8 million. During the three months ended March 31, 2022, we received $30.4 million and $8.3 million in distributions as a return of capital from debt refinances at Cottonwood Ridgeview and Melrose Phase II, respectively.

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value ("HLBV") method. Equity in earnings for our preferred equity investments for the three months ended March 31, 2022 and 2021 were approximately $1.7 million and $1.0 million, respectively. By the end of 2021, we had fully funded our commitments on all of our preferred equity investments.

5.    Debt
Mortgage Notes and Revolving Credit Facility
The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of March 31, 2022 and December 31, 2021 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	March 31, 2022	December 31, 2021
Fixed rate loans
Fixed rate mortgages	3.68%	4.5 Years	$450,431	$213,009
Total fixed rate loans			450,431	213,009
Variable rate loans (2)
Floating rate mortgages	2.44%	6.5 Years	321,592	407,022
Variable rate revolving credit facility (3)	1.85%	3.0 Years	—	20,000
Total variable rate loans			321,592	427,022
Total secured loans			772,023	640,031
Unamortized debt issuance costs			(4,712)	(940)
Premium on assumed debt, net			1,750	3,016
Mortgage notes and revolving credit facility, net			$769,061	$642,107

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed.
(2) The interest rate of our variable rate loans is primarily based on one-month LIBOR or one-month SOFR.
(3) We may obtain advances secured against Cottonwood One Upland and Parc Westborough up to $125.0 million on our variable rate revolving credit facility, as long as certain loan-to-value ratios and other requirements are maintained.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of March 31, 2022.

Construction Loans
Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at March 31, 2022
Park Avenue	One-Month USD Libor + 1.75%	November 30, 2023	$37,000	$33,512
Cottonwood on Broadway	One-Month USD Libor + 1.9%	May 15, 2024	44,625	30,859
Cottonwood on Highland	One-Month USD Libor + 2.75% (1)	December 1, 2024	37,000	1,803
			$118,625	$66,174

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
    Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date	March 31, 2022
2017 6% Notes	$35,000	6.00%	December 31, 2022	$20,818
2019 6% Notes	25,000	6.00%	December 31, 2023	22,625
	$60,000			$43,443

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to March 31, 2022 are as follows (in thousands):

Year	Total
2022 (1)	$55,518
2023 (2)	111,344
2024	22,186
2025	2,877
2026	143,221
Thereafter	546,494
$881,640

(1) $20.8 million of the amount maturing in 2022 relates to the amount outstanding at March 31, 2022 on our 2017 6% Unsecured Promissory Notes. The maturity date on these notes can be extended for two one-year periods to a fully-extended maturity date of December 31, 2024.

(2) $22.6 million of the amount maturing in 2023 relates to the amount outstanding at March 31, 2022 on our 2019 6% Unsecured Promissory Notes. The maturity date on these notes can be extended for two one-year periods to a fully-extended maturity date of December 3,1 2025.

6.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of March 31, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real-estate related loans	$13,031	$13,031	$13,035	$13,035

Financial Liability:
Fixed rate mortgages	$450,431	$448,954	$213,009	$216,566
Floating rate mortgages	$321,592	$320,466	$407,022	$409,377
Variable rate revolving credit facility	$—	$—	$20,000	$20,000
Construction loans	$66,174	$66,174	$116,656	$116,656
Series 2016 Preferred Stock	$139,838	$139,838	$139,996	$139,996
Series 2017 Preferred Stock	$—	$—	$2,586	$2,586
Series 2019 Preferred Stock	$127,335	$127,335	$111,863	$111,863
Unsecured promissory notes	$43,443	$43,443	$43,543	$43,543

Our investments in real-estate related loans, fixed and floating rate mortgages, variable rate revolving credit facility, construction loans, preferred stock and unsecured promissory notes are categorized as Level 3 in the fair value hierarchy.

8. Preferred Stock

Information on our preferred stock as of March 31, 2022 and December 31, 2021 is as follows:

					Shares Outstanding at
	Dividend Rate	Extension Dividend Rate	Redemption Date	Maximum Extension Date	March 31, 2022	December 31, 2021
Series 2016 Preferred Stock (1)	6.5%	7.0%	January 31, 2022	January 31, 2023	13,983,810	13,999,560
Series 2017 Preferred Stock (2)	7.5%	8.0%	January 31, 2022	January 31, 2024	—	258,550
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2023	December 31, 2025	12,733,485	11,186,301

(1) As of March 31, 2022, we were in the second extension period on our Series 2016 Preferred Stock resulting in an extension dividend rate of 7.0%. Subsequent to March 31, 2022, we fully redeemed our Series 2016 Preferred Stock on April 18, 2022 for approximately $139.8 million.

(2) We fully redeemed our Series 2017 Preferred Stock immediately after the January 31, 2022 redemption date for approximately $2.6 million.

During the three months ended March 31, 2022 and 2021 we issued approximately $15.4 million and $10.8 million of Series 2019 Preferred Stock, respectively. The Private Offering for our Series 2019 Preferred Stock was fully subscribed and terminated in March 2022. During the three months ended March 31, 2022 and 2021, we incurred approximately $1.7 million and $0.5 million in dividends on our Series 2019 Preferred Stock, respectively. During the three months ended March 31, 2022, we incurred approximately $2.4 million in dividends on our Series 2016 Preferred Stock, and we incurred an insignificant amount in dividends on our Series 2017 Preferred Stock prior to their full redemption immediately after the January 31, 2022 redemption date.

No shares of Series 2019 Preferred Stock were repurchased during the three months ended March 31, 2022. We fully redeemed our Series 2017 Preferred Stock immediately after the January 31, 2022 redemption date for approximately $2.6 million. During the three months ended March 31, 2022, we repurchased 15,750 shares of Series 2016 Preferred Stock for approximately $152,000. Subsequent to March 31, 2022, we fully redeemed our Series 2016 Preferred Stock on April 18, 2022 for approximately $139.8 million.

8. Stockholders' Equity
Common Stock

The following table details the movement in the Company's outstanding shares for each class of common stock:

	Three Months Ended March 31, 2022
	Class T	Class I	Class A	Class TX	Total
December 31, 2021	—	151,286	23,445,174	17,520	23,613,980
Issuance of common stock	1,383,323	456,277	—	—	1,839,600
Distribution reinvestment	19	456	26,120	5	26,600
Repurchases of common stock	—	—	(183,049)	—	(183,049)
March 31, 2022	1,383,342	608,019	23,288,245	17,525	25,297,131

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the three months ended March 31, 2022, we paid aggregate distributions of approximately $4.6 million, including $4.2 million distributions paid in cash and approximately $0.4 million of distributions reinvested through our distribution reinvestment plan. For the three months ended March 31, 2021, we paid aggregate distributions of approximately $1.5 million, all paid in cash due to our distribution reinvestment plan being suspended.

We declared the following monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2022	$0.05833333	$0.70
February 28, 2022	$0.05916667	$0.71
March 31, 2022	$0.05916667	$0.71

For the three months ended March 31, 2021, distributions were at a daily rate of $0.00013699, or $0.50 annually, per common share.
Repurchases

During the three months ended March 31, 2022, we repurchased 183,049 shares of common stock pursuant to our share repurchase program for approximately $3.1 million, at an average repurchase price of $16.98. No shares of common stock were repurchased during the three months ended March 31, 2021.

9.    Related-Party Transactions
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

Asset management fees to our advisor for the three months ended March 31, 2022 and 2021 were approximately $3.8 million and $0.9 million, respectively.

Performance Participation Allocation

CC Advisors - SLP, LLC, an affiliate of our advisor and the Special Limited Partner at CROP, holds a performance participation interest in CROP that entitles it to receive an allocation of CROP's total return to its capital account as long as the advisory agreement has not been terminated. Total return is defined as all distributions accrued or paid (without duplication) on the Participating Partnership units (all units in our Operating Partnership with the exception of preferred units) plus the change in the aggregate net asset value of such Participating Partnership units. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner only after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year, accrues monthly and will be paid in cash or Class I units at the election of the Special Limited Partner after the completion of each calendar year.

On January 31, 2022, the performance participation allocation incurred during the period from the CRII Merger closing on May 7, 2021 to December 31, 2021 of $51.8 million was paid in cash. During the three months ended March 31, 2022, we recognized $19.9 million of performance participation expense as a result of the increase in the value of our net assets and dividends paid to stockholders. CROP's Operating Partnership agreement was amended with the CRII Merger in May 2021 to provide for the performance participation allocation. Therefore, no performance participation allocation was recognized prior to the CRII Merger.

10.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

Common Limited OP Units and LTIP Units are CROP units not owned by CCI and collectively referred to as “Noncontrolling Interests – Limited Partners.”
Common Limited OP Units - During the three months ended March 31, 2022, we paid aggregate distributions to noncontrolling OP Unit holders of $5.5 million. We did not have any distributions to noncontrolling OP Unit holders during the three months ended March 31, 2021 as that period was prior to the CRII Merger.
LTIP Units - As of March 31, 2022, there were 806,482 unvested time LTIP awards and 551,368 unvested performance LTIP awards outstanding. Share-based compensation was approximately $0.9 million and $45,000 for the three months ended March 31, 2022 and 2021, respectively. Total unrecognized compensation expense for LTIP Units at March 31, 2022 is approximately $10.9 million and is expected to be recognized on a straight-line basis through December 2025.

Noncontrolling Interests - Partially Owned Entities

As of March 31, 2022, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 81%, with the average being 24%.

11.    Commitments and Contingencies

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of March 31, 2022, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

12.    Subsequent Events
We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Series 2016 Preferred Stock Payoff

Our Series 2016 Preferred Stock was fully redeemed on April 18, 2022 for approximately $139.8 million, utilizing available cash on hand, cash from asset-level refinances, funds raised in the Follow-on Offering and a $70.0 million draw on our JP Morgan Revolving Credit facility.
Distributions Declared - Common Stock
On May 10, 2022, our board of directors declared a gross distribution for the month of May of $0.06000000, or $0.72 annually, for each class of our common stock to holders of record on May 31, 2022, to be paid in June. Each class of our common stock will receive the same aggregate gross distribution per share. The net distribution varies for each class based on applicable distribution fees, which are deducted from the monthly distribution per share and paid directly to the applicable distributor.

Distributions Declared - CROP Units

As the sole member of the sole general partner of CROP, we declared distributions on Common Limited OP Units an Preferred OP Units to correspond to the distributions declared on our common stock and preferred stock.

Alpha Mill Transaction

On April 7, 2022, we sold to certain unaffiliated third parties approximately 28.9% of our 57.2% ownership interest in Alpha Mill apartments. We will retain at least a 20% ownership interest in Alpha Mill apartments under the terms of the offering and financing documents, and will also continue to provide property and asset management services. Among other material terms, the offering provides that each purchaser of an interest in Alpha Mill apartments will enter into an option agreement which provides us the right (but not the obligation) to re-acquire such purchasers interest at fair value beginning on October 31, 2023 (but only after any purchaser has owned their interest in Alpha Mill apartments for at least two years). The purchaser may elect to receive limited partnership units in CROP (our operating partnership) or cash in the event we exercise our option.

Financing Activities

On May 5, 2022, we completed a borrow-up on our 2018 Fannie Facility in the amount of $9.2 million.

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
•Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including inflation, interest rate changes and supply chain disruptions; and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, and compliance costs with respect to environmental laws.
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

Overview

Cottonwood Communities, Inc. invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly-owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We hold all of our assets through our Operating Partnership. Our Operating Partnership was Cottonwood Communities O.P., LP (“CCOP”) prior to the CRII Merger and is Cottonwood Residential O.P., LP (“CROP”) after the CRII Merger. We are the sole member of the sole general partner of the Operating Partnership and own general partner interests in the Operating Partnership alongside third party limited partners.

We are a non-traded perpetual-life, net asset value (“NAV”), real estate investment trust (“REIT”). We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

As of March 31, 2022, we raised approximately $122.0 million from the sale of our common stock in an initial public offering that we conducted from August 2018 through December 2020; we raised gross proceeds of approximately $127.3 million from the sale of our Series 2019 Preferred Stock in a private offering to accredited investors only; and we raised approximately $36.1 million in our follow-on offering that we commenced in November 2021 (including shares issued through the distribution reinvestment plan offering). We have primarily used the net proceeds to make investments in real estate related assets as further described below under Our Investments.

As of March 31, 2022, we had a portfolio of $2.4 billion in total assets, with 86.2% of our equity value in operating properties, 7.7% in development and 6.1% in real estate-related investments. Refer to the section “Our Investments” below for further description of our portfolio.

The 2021 Mergers

On January 26, 2021, we entered into separate agreements with three affiliated REITs and their respective operating partnerships to merge through the exchange of stock-for-stock and units-for-units, respectively. The merger with Cottonwood Residential II, Inc. (“CRII,” the “CRII Merger”) closed on May 7, 2021. The mergers with Cottonwood Multifamily REIT I, Inc. (“CMRI,” the “CMRI Merger”) and with Cottonwood Multifamily REIT II, Inc. (“CMRII,” the “CMRII Merger”) closed on July 15, 2021. We refer to the CRII Merger, the CMRI Merger and the CMRII Merger as the “2021 Mergers.”

Through the 2021 Mergers we acquired interests in 22 stabilized multifamily apartment communities, four multifamily development projects, one structured investment, and land held for development. We also acquired CRII’s property management business and its employees, which currently manage approximately 9,600 units, including 7,300 units we own or have ownership interests in, an advisory contract with Cottonwood Multifamily Opportunity Fund, Inc. (“CMOF”), and personnel who performed certain administrative and other services for us, including legal, accounting, property development oversight and certain services relating to construction management, shareholder relations, human resources, renter insurance and information technology.

CC Advisors III continues to manage our business as our external advisor pursuant to an amended and restated advisory agreement. With the exception of our Chief Legal Officer, Chief Operating Officer, Chief Accounting Officer, and Chief Development Officer, we do not employ our executive officers.

See Note 1 of the consolidated financial statements in this Quarterly Report on Form 10-Q for further description of the 2021 Mergers.

First Quarter Results

The following highlights activities that occurred during the three months ended March 31, 2022:

•Attained net loss attributable to common stockholders of $0.12 per diluted share, representing a 52% improvement compared to the same period in the prior year.
•Achieved funds from operations attributable to common stockholders and unit holders ("FFO") of $0.11 per diluted share. Core FFO was also $0.06 per diluted share, representing a 100.0% increase compared to the same period in the prior year.
•NAV increased from $17.2839 as of December 31, 2021 to $19.6324 as of March 31, 2022, representing an increase of 13.6%.
•Closed an aggregate of $369.5 million in property-level financing and repaid $218.7 million.
•Construction loan draws equal to $9.2 million and repaid $59.7 million with permanent debt upon refinancing.
•Raised $14.2 million of net proceeds from the sale of our Series 2019 Preferred Stock.
•Fully redeemed our 2017 Preferred Stock for $2.7 million.
•Raised $33.4 million of net proceeds from the sale of stock issued under our Follow-on Offering.
•Realized a promote of $30.3 million from an incentive allocation agreement with a real estate firm.
•Paid the performance participation allocation of $51.8 million that was accrued during 2021.

Our Investments

Information regarding our investments as of March 31, 2022 is as follows:

Stabilized Properties ($ in thousands)

Property Name	Location	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Date Property Value	Mortgage Debt Outstanding (1)	Physical Occupancy Rate	Percentage Owned by CROP
3800 Main	Houston, TX	319	831	May 2021	$58,100	$35,703	91.54%	50.00%
Alpha Mill	Charlotte, NC	267	830	May 2021	69,500	39,044	94.76%	57.21%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400	33,594	97.71%	100.00%
Cottonwood	Salt Lake City, UT	264	834	May 2021	47,300	21,645	94.70%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900	46,953	95.79%	71.00%
Cottonwood One Upland	Boston, MA	262	1,160	March 2020	103,600	—	96.56%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500	38,187	96.07%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	70,000	65,300	95.34%	90.45%
Cottonwood West Palm	West Palm Beach, FL	245	1,122	May 2019	66,900	35,995	95.92%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900	25,383	91.88%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600	48,400	96.70%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400	46,000	96.48%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900	36,180	93.81%	100.00%
Melrose	Nashville, TN	220	951	May 2021	67,400	56,600	93.18%	100.00%
Melrose Phase II	Nashville, TN	139	675	May 2021	40,350	32,400	96.40%	79.82%
Parc Westborough	Boston, MA	249	1,008	May 2021	74,000	—	96.79%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100	58,500	93.33%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500	47,400	91.62%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100	35,367	94.68%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500	48,719	92.95%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700	48,373	94.66%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200	53,600	96.41%	84.19%
Summer Park	Buford, GA	358	1,064	May 2021	75,500	44,620	98.60%	98.68%
The Marq Highland Park (2)	Tampa, FL	239	999	May 2021	65,700	34,459	99.16%	100.00%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700	30,700	99.31%	58.60%
Total / Weighted-Average		7,294	962		$1,638,750	$963,122	95.34%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) Excludes the commercial data in units count and physical occupancy.

Development Properties ($ in thousands)

Property Name	Location	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Estimated Completion Date	Investment Amount	Percentage Owned by CROP
Cottonwood on Broadway	Salt Lake City, UT	254	817	May 2021	4Q2022	$6,020	18.84% (1)
Park Avenue	Salt Lake City, UT	234	714	May 2021	2Q2022	8,017	23.57%(1)
Sugarmont	Salt Lake City, UT	341	904	May 2021	2Q2022	69,599	99.00%(3)
Cottonwood on Highland (2)	Millcreek, UT	250	757	May 2021	1Q2023	8,221	36.93%
Total		1,079				$91,857

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

Structured Investments ($ in thousands)

Property Name	Location	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
Lector85	Ybor City, FL	Preferred Equity	August 2019	254	$9,900	$9,900
Vernon Boulevard	Queens, NY	Preferred Equity	July 2020	534	15,000	15,000
Riverfront	West Sacramento, CA	Preferred Equity	November 2020	285	15,092	15,092
Integra Peaks at Damonte	Reno, NV	Mezzanine Loan	June 2021	300	13,000	13,000
Total				1,373	$52,992	$52,992

Land Held for Development ($ in thousands)

Property Name	Location	Purchase Date	Investment Amount	Percentage Owned by CROP
Block C (1)	Salt Lake City, UT	May 2021	$2,149	37.02%
Jasper	Salt Lake City, UT	June 2021	3,307	100.00%
3300 Cottonwood	Salt Lake City, UT	October 2021	7,521	100.00%
Total			$12,977

(1) Cottonwood Multifamily Opportunity Fund, Inc., a fund sponsored by a subsidiary of CROP, indirectly owns a majority of the remaining interest.

Results of Operations

Our results of operations for the three months ended March 31, 2022 and 2021 are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021	Change
Revenues
Rental and other property revenues	$26,820	$3,172	$23,648
Property management revenues	3,124	—	3,124
Other revenues	615	245	370
Total revenues	30,559	3,417	27,142
Operating expenses
Property operations expense	9,672	1,348	8,324
Property management expense	4,952	—	4,952
Asset management fee	3,792	886	2,906
Performance participation allocation	19,934	—	19,934
Depreciation and amortization	11,268	1,338	9,930
General and administrative expenses	3,223	2,503	720
Total operating expenses	52,841	6,075	46,766
Loss from operations	(22,282)	(2,658)	(19,624)
Equity in earnings of unconsolidated real estate entities	2,670	951	1,719
Interest income	16	—	16
Interest expense	(11,117)	(1,330)	(9,787)
Promote from incentive allocation agreement	30,309	—	30,309
Loss on debt extinguishment	(551)	—	(551)
Other income	1,530	27	1,503
Income (loss) before income taxes	575	(3,010)	3,585
Income tax expense	(7,463)	—	(7,463)
Net loss	(6,888)	(3,010)	(3,878)
Net loss attributable to noncontrolling interests:			—
Limited partners	3,828	—	3,828
Partially owned entities	55	—	55
Net loss attributable to common stockholders	$(3,005)	$(3,010)	$5

Weighted-average common shares outstanding	24,654,085	12,232,289	12,421,796
Net loss per common share - basic and diluted	$(0.12)	$(0.25)	$0.13

Comparison of the Three Months Ended March 31, 2022 and 2021

Rental and Other Property Revenues, Property Operations Expense

Due to the 2021 Mergers, our rental and other property revenues and property operating expenses for the three months ended March 31, 2022 and 2021 are not comparable. The assets acquired with the 2021 Mergers brought additional rental and property revenues of $23.2 million corresponding with additional property operation expenses of $6.9 million. The remaining increase relates to improved rents at the properties we owned prior to the 2021 Mergers.

Property Management Revenues and Property Management Expense

The property management revenues of $3.1 million and property management expense of $5.0 million are from CRII’s property management business acquired with the 2021 Mergers. Our consolidated properties are managed by us. The property management income received from those properties is eliminated with the associated expense at those properties.

Asset Management Fee

Asset management fees prior to May 7, 2021 were 1.25% of gross book value. After May 7, 2021 the asset management fee was the lesser of 0.0625% gross asset value or 0.125% of net asset value each month (0.75% and 1.5% annually), with values updated monthly. The increase in asset management fees of $2.9 million is due to the increase in assets acquired through the 2021 Mergers, the increase in other assets and capital raised, and overall increases in real estate values in combination with the revised fee structure.

Performance Participation Allocation

An affiliate of the Advisor receives a special limited partner interest in CROP. This special limited partnership interest entitles the holder to receive an allocation of CROP's total return to its capital account of 12.5% over a 5% hurdle with a catch up, so long as the advisory agreement has not been terminated. See Note 9 of the consolidated financial statements for additional information on the allocation. The performance participation allocation of $19.9 million is due to the growth of our NAV over the three month period ended March 31, 2022.

Depreciation and Amortization

Due to the 2021 Mergers, depreciation and amortization for the three months ended March 31, 2022 and 2021 is not comparable. The assets acquired with the 2021 Mergers brought additional depreciation and amortization of $9.9 million.

General and Administrative Expenses

General and administrative expenses increased $0.7 million for the three months ended March 31, 2022 when compared to the same period in the prior year, primarily due to increased professional services, share-based compensation, legal, and insurance expenses, offset by decreased transaction costs.

Interest Expense

Due to the 2021 Mergers, interest expense for the three months ended March 31, 2022 and 2021 is not comparable. Interest from property-level debt, preferred stock, and unsecured promissory notes acquired with the Mergers totaled $7.6 million. We also incurred additional interest expense of $2.1 million from additional Series 2019 Preferred Stock raised.

During the first quarter of 2022, we refinanced debt on multiple stabilized properties from floating rate debt to fixed rate debt, reducing our overall floating rate mortgage balance by $85.4 million and decreasing our overall weighted-average fixed interest rate by 35 basis points. We also refinanced certain higher rate variable mortgages, reducing our weighted-average variable interest rate by 42 basis points.

Promote from Incentive Allocation Agreement , Income Tax Expense

In 2018, we sold a portfolio of twelve properties to an unrelated real estate firm. Under the sales arrangement, we entered into an incentive allocation agreement that entitled us to to participate in distributions from the portfolio should returns exceed certain amounts. The real estate firm sold the portfolio during the first quarter of 2022. Our taxable REIT subsidiary realized a promote distribution of $30.3 million from the sale and recognized income tax expense of $7.3 million. We managed the portfolio on behalf of the real estate firm prior to the portfolio being sold.

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

The following table presents the calculation of FFO and Core FFO (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common stockholders	$(3,005)	$(3,010)
Adjustments to arrive at FFO:
Real estate related depreciation and amortization	10,424	1,338
Depreciation and amortization from unconsolidated real estate entities	2,343	—
Loss allocated to noncontrolling interests - limited partners	(3,828)	—
Amount attributable to above from noncontrolling interests - partially owned entities	337	—
Funds from operations attributable to common stockholders and unit holders	6,271	(1,672)
Adjustments:
Amortization of intangible assets	844	—
Accretion of discount on preferred stock	1,281	278
Performance participation allocation	19,934	—
Promote from incentive allocation agreement (tax effected)	(23,047)
Acquisition fees and expenses (1)	73	1,709
Loss on debt extinguishment	551	—
Gains on derivatives	(1,427)
Other adjustments	76	71
Amount attributable to above from unconsolidated real estate entities	(1,012)	—
Amount attributable to above from noncontrolling interests - partially owned entities	53
Core funds from operations attributable to common stockholders and unit holders	$3,597	$386

FFO per common share and unit - basic and diluted	$0.11	$(0.14)
Core FFO per common share and unit - basic and diluted	$0.06	$0.03
Weighted-average common shares and units outstanding	56,059,856	12,232,289

(1) Acquisition fees and expenses during the three months ended March 31, 2021 included costs associated with the CRII Merger, the CMRI Merger, and the CMRII Merger.

See "Results of Operations" above for further detail.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value ("NAV"). Pursuant to these valuation procedures, we computed a March 31, 2022 NAV per share for our outstanding Class T, Class I, Class A and Class TX shares of $19.6324. As of March 31, 2022, we had no outstanding Class D shares. Until Class D shares are outstanding as of the date our NAV is determined, we will deem the NAV per share of our Class D shares to be the NAV per share of our Class I, Class A and Class TX shares.

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

Our total NAV in the following table includes the NAV of our Class T, Class I, Class A and Class TX common stockholders, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of March 31, 2022 (in thousands except share data):

Components of NAV*	As of 3/31/2022
Investments in Multifamily Operating Properties	$1,973,186
Investments in Multifamily Development Properties	220,520
Investments in Real-estate Related Structured Investments	63,832
Operating Company, Land and Other Net Current Assets	76,021
Cash and Cash Equivalents	75,508
Secured Real Estate Financing	(965,051)
Subordinated Unsecured Notes	(43,443)
Preferred Equity	(267,173)
Accrued Performance Participation Allocation	(19,934)
NAV	$1,113,467
Fully-diluted Shares/Units Outstanding	56,715,620

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2022 (in thousands, except share and per share data):

	Class
	T	I	A	TX	OP(1)	Total
As of March 31, 2022
Monthly NAV	$27,158	$12,299	$457,206	$344	$616,460	$1,113,467
Fully-diluted Outstanding Shares/Units	1,383,342	626,463	23,288,245	17,525	31,400,045	56,715,620
NAV per Fully-diluted Share/Unit	$19.6324	$19.6324	$19.6324	$19.6324	$19.6324

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the independent appraisal advisor in the discounted cash flow methodology used in the March 31, 2022, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	5.74%	4.44%
Development Assets	5.92%	4.40%

* Presented as adjusted for the Company's economic ownership percentage in each asset, weighted by gross value.

A change in these assumptions would impact the calculation of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.5%	2.2%
	0.25% increase	(2.5)%	(2.2)%
Exit Capitalization Rate	0.25% decrease	4.8%	4.5%
	0.25% increase	(4.1)%	(4.1)%

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV (in thousands):

March 31, 2022
Stockholders’ equity	$199,143
Non-controlling interests attributable to limited partners	282,549
Total partners' capital of CROP under U.S. GAAP	481,692
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	94,356
Goodwill	(439)
Deferred tax liability	3,661
Discount on preferred stock	(9,588)
Unrealized net real estate and debt appreciation	543,785
NAV	$1,113,467

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

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended March 31, 2022, our total operating expenses exceeded the 2%/25% Limitation.

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

As of March 31, 2022, we have $450.4 million of fixed rate debt and $387.8 million of variable rate debt, which includes $66.2 million of construction loans. $216.6 million, or 56% of our variable rate debt is accompanied by interest rate cap hedging instruments. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $43.4 million as of March 31, 2022.

We have various credit facilities in place that provide us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate and is secured by Cottonwood One Upland and Parc Westborough. We may obtain advances secured against Cottonwood One Upland and Parc Westborough up to $125.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of March 31, 2022, we had no advances on the JP Morgan Revolving Credit Facility. Additionally, we have three other credit facilities through Fannie Mae that may provide additional liquidity if necessary as long as we maintain certain loan-to-value ratios and other requirements as set forth in the loan documents.

We must redeem the Series 2019 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on December 31, 2023. This date may be extended by two one-year extension options. In addition, we must redeem the Series 2016 Preferred Stock for cash at a redemption price equal to $10.00 per share plus any accrued and unpaid dividends to the extent there are any funds legally available, on the redemption date. The initial redemption date for the Series 2016 Preferred Stock was January 31, 2021, and it was extended to January 31, 2022. In January 2022, we extended our Series 2016 Preferred Stock redemption date to the maximum extension date of January 31, 2023. Subsequent to March 31, 2022, we fully redeemed the Series 2016 Preferred Stock on April 18, 2022 for approximately $139.8 million, utilizing available cash on hand, funds raised in the Follow-on Offering and a $70.0 million draw on our JP Morgan Revolving Credit facility. Our Series 2017 Preferred Stock was fully redeemed in the first quarter of 2022 immediately following the January 31, 2022 redemption date for approximately $2.6 million.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(14,806)	$(202)
Net cash provided by (used in) investing activities	20,084	(3,372)
Net cash provided by financing activities	99,517	6,360
Net increase in cash and cash equivalents and restricted cash	$104,795	$2,786

Net cash flows used in operating activities were $14.8 million during the three months ended March 31, 2022. Net cash inflows increased as a result of the 2021 Mergers which resulted in increased tenant receipts and property management fees, income from structured investments and an increase in accounts payable and accrued liabilities, offset by the performance participation allocation payment of $51.8 million, additional operating expenses and payment of preferred stock interest. Cash flows used in operating activities for the same period in 2021 were $202,000. Cash inflows came primarily from tenant receipts and interest income received on the Dolce B-Note and our preferred equity investments, offset primarily with transaction costs from the 2021 Mergers.

Cash flows provided by investing activities were $20.1 million during the three months ended March 31, 2022, primarily due to a return on capital from investments in unconsolidated entities upon refinance, offset by investments in development projects and capital improvements. Cash flows used in investing activities were $3.4 million for the same period in 2021 due to additional investments in the Dolce B-Note and our preferred equity investments.

Cash flows provided by financing activities were $99.5 million during the three months ended March 31, 2022, as a result of net proceeds we received from the issuance of Series 2019 Preferred Stock, the issuance of common stock, net borrowings under mortgage notes and term loans, offset by distributions paid to both common stockholders and noncontrolling interest holders, net repayments made on our JP Morgan Revolving Credit Facility, repayment on construction loans, and repurchases of preferred stock, common stock and OP Units. Cash flows provided by financing activities were $6.4 million for the same period in 2021, driven mainly by the net proceeds we received from the issuance of our Series 2019 Preferred Stock, offset partially by distributions paid to common stockholders and net repayments made on our JP Morgan Credit Facility.

Distributions

The following table shows distributions paid and cash flow provided by (used in) operating activities during the three months ended March 31, 2022 and the year ended December 31, 2021 (in thousands):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Distributions paid in cash - common stockholders	$4,174	$9,482
Distributions paid in cash to noncontrolling interests - limited partners	5,460	10,591
Distributions of DRP (reinvested)	466	141
Total distributions (1)	$10,100	$20,214

Source of distributions (2)
Paid from cash flows provided by operations	$—	$11,044
Paid from revolving credit facility	—	5,000
Paid from offering proceeds	9,634	4,029
Offering proceeds from issuance of common stock pursuant to the DRP	466	141
Total sources	$10,100	$20,214

Net cash used in operating activities (2)	$(14,806)	$(2,816)

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

For the three months ended March 31, 2022, distributions declared to common stockholders and limited partners were approximately $4.3 million and $5.5 million, respectively. For the three months ended March 31, 2022, we paid aggregate distributions to common stockholders and limited partners of approximately $4.2 million and $5.5 million. For the three months ended March 31, 2022, our net loss was approximately $6.9 million. Cash flows used in operating activities for the three months ended March 31, 2022 was approximately $14.8 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2021 for discussions of our critical accounting estimates. As of March 31, 2022, our critical accounting estimates have not changed from those described in that report.

Subsequent Events
Series 2016 Preferred Stock Payoff

Our Series 2016 Preferred Stock was fully redeemed on April 18, 2022 for approximately $139.8 million, utilizing available cash on hand, cash from asset-level refinances, funds raised in the Follow-on Offering and a $70.0 million draw on our JP Morgan Revolving Credit facility.
Distributions Declared - Common Stock

On May 10, 2022, our board of directors declared a gross distribution for the month of May of $0.06000000, or $0.72 annually, for each class of our common stock to holders of record on May 31, 2022, to be paid in June. Each class of our common stock will receive the same aggregate gross distribution per share. The net distribution varies for each class based on applicable distribution fees, which are deducted from the monthly distribution per share and paid directly to the applicable distributor.

Distributions Declared - CROP Units

As the sole member of the sole general partner of CROP, we declared distributions on Common Limited OP Units and Preferred OP Units to correspond to the distributions declared on our common stock and preferred stock.

Alpha Mill Transaction

On April 7, 2022, we sold to certain unaffiliated third parties approximately 28.9% of our 57.2% ownership interest in Alpha Mill apartments, a 267-unit apartment community located in Charlotte, North Carolina. We will retain at least a 20% ownership interest in Alpha Mill apartments under the terms of the offering and financing documents, and will also continue to provide property and asset management services. Among other material terms, the offering provides that each purchaser of an interest in Alpha Mill apartments will enter into an option agreement which provides us the right (but not the obligation) to re-acquire such purchasers interest at fair value beginning on October 31, 2023 (but only after any purchaser has owned their interest in Alpha Mill apartments for at least two years). The purchaser may elect to receive limited partnership units in CROP (our operating partnership) or cash in the event we exercise our option.

Financing Activities

On May 5, 2022, we completed a borrow-up on our 2018 Fannie Facility in the amount of $9.2 million.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Information about the Private Offering and sales of the Series 2019 Preferred Stock in the Private Offering during the period covered by this Report has been previously furnished under Item 3.02 in Current Reports on Form 8-K as filed with the SEC. The Private Offering was fully subscribed and terminated in March 2022.

Share Repurchase Program

Information regarding the shares available for repurchase under our share repurchase program and the price at which we repurchase shares is found in Note 12 of our consolidated financial statements on Form 10-K for the period ending December 31, 2021 as filed with the SEC.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Renewal of the Advisory Agreement

On May 7, 2022, we renewed the advisory agreement by and among us, CROP and our advisor. The renewed advisory agreement is effective through May 7, 2023; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are identical to those of the advisory agreement that was previously in effect.

Renewal of Reimbursement and Cost Sharing Agreement

Also on May 7, 2022, we renewed the reimbursement and cost sharing agreement between Cottonwood Capital Management, Inc. ("CCMI"), a subsidiary of CROP, and Cottonwood Communities Advisors, LLC, the parent of our advisor. The renewed reimbursement and cost sharing agreement is effective through May 7, 2023; however, CCMI may cease to make available any or all of its employees upon providing 60 days’ written notice. The terms of the renewed reimbursement and cost sharing agreement are identical to those of the reimbursement and cost sharing agreement that was previously in effect.

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

4.3	Multiple Class Plan, incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment no. 7 to its Registration Statement on Form S-11 (No. 333-215272) filed August 11, 2021

4.4	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus included in the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754))
10.1	Cottonwood Communities, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-263982) filed March 30, 2022)
10.2*	Second Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated as of January 1, 2022 and effective as of November 12, 2021
10.3*	Third Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of February 7, 2022
10.4*	Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2022
10.5*	Renewal Agreement dated May 7, 2022 by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC with respect to Reimbursement and Cost Sharing Agreement dated May 7, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
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

Dated: May 12, 2022