Form 10-Q
period 2022-06-30
Cottonwood Communities, Inc.
filed 2022-08-12
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 10, 2022, there were 3,946,993 shares of the registrant’s Class T common stock, 4,638 shares of the registrant's Class D common stock, 2,790,005 shares of the registrant's Class I common stock, 22,967,811 shares of the registrant’s Class A common stock, and 17,533 shares of the registrant’s Class TX common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)
Real estate assets, net	$1,518,810	$1,408,483
Investments in unconsolidated real estate entities	128,806	190,733
Investments in real-estate related loans	13,027	13,035
Cash and cash equivalents	72,640	27,169
Restricted cash	68,069	18,221
Other assets	33,078	29,249
Total assets	$1,834,430	$1,686,890
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$910,421	$642,107
Construction loans, net	79,911	116,656
Preferred stock, net	119,063	245,268
Unsecured promissory notes, net	43,443	43,543
Performance participation allocation due to affiliate	30,078	51,761
Accounts payable, accrued expenses and other liabilities	66,318	46,886
Total liabilities	1,249,234	1,146,221
Commitments and contingencies (Note 11)
Equity and noncontrolling interests
Stockholders' equity
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 2,944,885 shares issued and outstanding at June 30, 2022. No Class T shares were outstanding at December 31, 2021.	29	—
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 1,019 shares issued and outstanding at June 30, 2022. No Class D shares were outstanding at December 31, 2021.	—	—
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 1,755,746 and 151,286 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	18	2
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 23,012,120 and 23,445,174 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	230	234
Common stock, Class TX shares, $0.01 par value, 50,000,000 shares authorized; 17,530 and 17,520 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	323,723	252,035
Accumulated distributions	(26,352)	(17,273)
Accumulated deficit	(64,712)	(55,864)
Total stockholders' equity	232,936	179,134
Noncontrolling interests
Limited partners	270,525	291,258
Partially owned entities	81,735	70,277
Total noncontrolling interests	352,260	361,535
Total equity and noncontrolling interests	585,196	540,669
Total liabilities, equity and noncontrolling interests	$1,834,430	$1,686,890

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Rental and other property revenues	$28,603	$16,843	$55,423	$20,015
Property management revenues	2,703	2,121	5,826	2,121
Other revenues	634	277	1,249	523
Total revenues	31,940	19,241	62,498	22,659
Operating expenses
Property operations expense	10,589	6,804	20,262	8,152
Property management expense	4,587	2,552	9,540	2,552
Asset management fee	4,348	1,442	8,139	2,328
Performance participation allocation	10,144	6,455	30,078	6,455
Depreciation and amortization	11,992	14,482	23,259	15,820
General and administrative expenses	3,352	2,264	6,575	4,769
Total operating expenses	45,012	33,999	97,853	40,076
Loss from operations	(13,072)	(14,758)	(35,355)	(17,417)
Equity in earnings (losses) of unconsolidated real estate entities	4,052	(652)	6,723	299
Interest income	8	136	23	137
Interest expense	(11,687)	(5,824)	(22,804)	(7,154)
Gain on sale of unconsolidated real estate entities	7,634	—	7,634	—
Promote from incentive allocation agreement	—	—	30,309	—
Gain (loss) on debt extinguishment, net	70	—	(481)	—
Other income (expense)	290	(9)	1,819	18
Income (loss) before income taxes	(12,705)	(21,107)	(12,132)	(24,117)
Income tax expense	(288)	(293)	(7,750)	(293)
Net loss	(12,993)	(21,400)	(19,882)	(24,410)
Net loss attributable to noncontrolling interests:
Limited partners	6,752	12,783	10,580	12,783
Partially owned entities	398	2,613	453	2,613
Net loss attributable to common stockholders	$(5,843)	$(6,004)	$(8,849)	$(9,014)

Weighted-average common shares outstanding	27,156,490	12,492,221	25,912,200	12,362,973
Net loss per common share - basic and diluted	$(0.22)	$(0.48)	$(0.34)	$(0.73)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands, except share data)

	Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Common Stock Class T	Common Stock Class D	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at January 1, 2022	$—	$—	$2	$234	$—	$252,035	$(17,273)	$(55,864)	$179,134	$291,258	$70,277	$540,669
Issuance of common stock	14	—	4	—	—	32,912	—	—	32,930	—	—	32,930
Offering costs	—	—	—	—	—	(2,958)	—	—	(2,958)	—	—	(2,958)
Distribution reinvestment	—	—	—	—	—	464	—	—	464	—	—	464
Common stock/OP Units repurchased	—	—	—	(2)	—	(3,106)	—	—	(3,108)	(286)	—	(3,394)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	662	662
Share-based compensation	—	—	—	—	—	—	—	—	—	865	—	865
Distributions to investors	—	—	—	—	—	—	(4,314)	—	(4,314)	(5,460)	(4,073)	(13,847)
Net loss	—	—	—	—	—	—	—	(3,005)	(3,005)	(3,828)	(55)	(6,888)
Balance at March 31, 2022	$14	$—	$6	$232	$—	$279,347	$(21,587)	$(58,869)	$199,143	$282,549	$66,811	$548,503
Issuance of common stock	15	—	12	—	—	53,522	—	—	53,549	—	—	53,549
Offering costs	—	—	—	—	—	(4,211)	—	—	(4,211)	—	—	(4,211)
Distribution reinvestment	—	—	—	1	—	656	—	—	657	—	—	657
Common stock/OP Units repurchased	—	—	—	(3)	—	(5,591)	—	—	(5,594)	(445)	—	(6,039)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	15,444	15,444
Share-based compensation	—	—	—	—	—	—	—	—	—	731	—	731
Distributions to investors	—	—	—	—	—	—	(4,765)	—	(4,765)	(5,558)	(122)	(10,445)
Net loss	—	—	—	—	—	—	—	(5,843)	(5,843)	(6,752)	(398)	(12,993)
Balance at June 30, 2022	$29	$—	$18	$230	$—	$323,723	$(26,352)	$(64,712)	$232,936	$270,525	$81,735	$585,196

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
(in thousands, except share data)

	Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Common Stock Class T	Common Stock Class D	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at January 1, 2021	$—	$—	$—	$122	$—	$121,677	$(7,768)	$(11,948)	$102,083	$—	$—	$102,083
Share-based compensation	—	—	—	—	—	45	—	—	45	—	—	45
Distributions to investors	—	—	—	—	—	—	(1,511)	—	(1,511)	—	—	(1,511)
Net loss	—	—	—	—	—	—	—	(3,010)	(3,010)	—	—	(3,010)
Balance at March 31, 2021	—	—	—	122	—	121,722	(9,279)	(14,958)	97,607	—	—	97,607
CRII Merger	—	—	—	4	—	4,654	—	—	4,658	363,278	221,656	589,592
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	83	83
Share-based compensation	—	—	—	—	—	—	—	—	—	421	—	421
Other	—	—	—	—	—	(200)	—	—	(200)	—	—	(200)
Distributions to investors	—	—	—	—	—	—	(1,546)	—	(1,546)	(2,312)	(1,256)	(5,114)
Net loss	—	—	—	—	—	—	—	(6,004)	(6,004)	(12,783)	(2,613)	(21,400)
Balance at June 30, 2021	$—	$—	$—	$126	$—	$126,176	$(10,825)	$(20,962)	$94,515	$348,604	$217,870	$660,989

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,882)	$(24,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,259	15,820
Gain on sale of investments in unconsolidated real estate entities	(7,634)	—
Share-based compensation	1,596	466
Other operating	3,014	697
Loss on debt extinguishment	481	—
Equity in earnings of unconsolidated real estate entities	(6,723)	(299)
Distributions from unconsolidated real estate entities - return on capital	6,423	800
Changes in operating assets and liabilities:
Other assets	(3,498)	(1,225)
Performance participation allocation	30,078	6,455
Performance participation allocation payment	(51,761)	—
Accounts payable, accrued expenses and other liabilities	17,439	7,503
Net cash provided by (used in) operating activities	(7,208)	5,807
Cash flows from investing activities:
Acquisitions of real estate, net of cash acquired	(93,985)	—
Cash, cash equivalents and restricted cash acquired in connection with the CRII Merger	—	51,943
Capital expenditures and development activities	(31,341)	(22,322)
Investments in unconsolidated real estate entities	(197)	(11,262)
Proceeds from sale of investments in unconsolidated real estate entities	28,734	—
Distributions from unconsolidated real estate entities - return on capital	38,769	—
Contributions to investments in real-estate related loans	—	(6,319)
Proceeds from settlement of investments in real-estate related loans	—	9,332
Other investing activities	—	178
Net cash provided by (used in) investing activities	(58,020)	21,550

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)
	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Principal payments on mortgage notes	(793)	(78)
Borrowings from revolving credit facility	138,000	3,500
Repayments on revolving credit facility	(98,000)	(15,000)
Borrowings under mortgage notes and term loans	464,372	—
Repayments of mortgage notes and term loans	(231,177)	—
Deferred financing costs on mortgage notes and term loans	(4,931)	—
Borrowings from construction loans	22,915	16,700
Repayments of construction loans	(59,660)	—
Proceeds from issuance of Series 2019 Preferred Stock	15,472	30,486
Redemption of preferred stock	(142,616)	(623)
Offering costs paid on issuance of preferred stock	(1,708)	(3,222)
Repurchase of unsecured promissory notes	(96)	—
Proceeds from issuance of common stock	87,600	—
Repurchase of common stock/OP Units	(9,432)	—
Offering costs paid on issuance of common stock	(7,170)	—
Contributions from noncontrolling interests	11,758	—
Distributions to common stockholders	(8,774)	(3,049)
Distributions to noncontrolling interests - limited partners	(11,018)	(2,156)
Distributions to noncontrolling interests - partially owned entities	(4,195)	(1,265)
Net cash provided by financing activities	160,547	25,293
Net increase in cash and cash equivalents and restricted cash	95,319	52,650
Cash and cash equivalents and restricted cash, beginning of period	45,390	4,633
Cash and cash equivalents and restricted cash, end of period	$140,709	$57,283

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$72,640	$37,507
Restricted cash	68,069	19,776
Total cash and cash equivalents and restricted cash	$140,709	$57,283

Supplemental disclosure of non-cash investing and financing activities:
Fair value of assets acquired and liabilities assumed with the CRII Merger:
Real estate assets	$—	$1,291,030
Investments in unconsolidated real estate entities	$—	$120,775
Intangibles	$—	$32,122
Debt	$—	$734,852
Preferred stock	$—	$143,979
Other assets acquired	$—	$62,147
Other liabilities assumed	$—	$40,926
Fair value of equity issued to CRII Shareholders in the CRII Merger	$—	$4,658
Fair value of noncontrolling interests from the CRII Merger	$—	$581,659

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Organization and Business
Cottonwood Communities, Inc. (the “Company,” “CCI,” “we,” “us,” or “our”) invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly-owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We hold all of our assets through our operating partnership, Cottonwood Residential O.P., LP (“CROP”). CROP, together with its subsidiaries, holds the Company's real estate interests and conducts the ongoing operations of the Company. We are the sole member of the sole general partner of CROP and own general partner interests in CROP alongside third party limited partners.

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

From August 13, 2018 to December 22, 2020 we conducted an initial public offering of our common stock (the “Initial Offering”), for which we raised gross proceeds of $122.0 million. The Initial Offering ended in December 2020 as we pursued the 2021 Mergers described below. On November 4, 2021, after the 2021 Mergers (defined below) were completed, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of June 30, 2022, we have raised gross proceeds of $90.3 million from the Follow-on Offering, including proceeds from the DRP Offering.

On November 8, 2019, we commenced a private placement offering exempt from registration under the Securities Act pursuant to which we offered a maximum of $128.0 million in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the “Private Offering”). The Private Offering was fully subscribed in March 2022, having received gross proceeds of $127.0 million.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of June 30, 2022, our portfolio consists of ownership interests or structured investment interests in 33 multifamily apartment communities with a total of 9,670 units, including 1,373 units in four multifamily apartment communities in which we have a structured investment interest and another 1,079 units in four multifamily apartment communities under construction or recently completed and in lease-up. In addition, we have an ownership interest in three parcels of land planned for development.

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
CROP, the operating partnership of CRII, replaced Cottonwood Communities O.P., LP (“CCOP”) as our operating partnership. The participating partnership units of CROP, which excluded preferred units, were split by a ratio of 2.015 (“CROP Unit Split”). Issued and outstanding partnership units of CCOP, which included Series 2019 Preferred units, LTIP units, Special LTIP units, general partner units and common limited partnership units converted into corresponding units at CROP, the terms of which were identical to the converted CCOP partnership unit.
After giving effect to the CROP Unit Split, each preferred unit, general partner unit, common limited partnership unit, and LTIP unit of CROP remained issued and outstanding.

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

Organization and Offering Costs

Organization and offering costs in the Initial Offering were paid by our advisor, which totaled $14.1 million. Organization and offering costs in the Follow-on Offering are paid by purchasers of the shares through an adjustment to the purchase price of the share or their distribution (depending on the class of share purchased) or by us. They are recorded as an offset to equity. As of June 30, 2022, $8.9 million in organization and offering costs had been incurred in connection with the Follow-on Offering.

Organization and offering costs in the Private Offering for our Series 2019 Preferred Stock were paid by us. They are deferred and amortized up to the redemption date through interest expense. We incurred $13.2 million of organization and offering costs related to the Private Offering, which was fully subscribed and terminated in March 2022.

Income Taxes

As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. Taxable income from activities managed through our taxable REIT subsidiary (“TRS”) are subject to federal, state and local income taxes. Provision for such taxes has been included in income tax expense on our condensed consolidated statements of operations. In 2018, we entered into an incentive allocation agreement with a real estate firm who bought a portfolio of twelve assets from us. The agreement allowed us to participate in distributions from the portfolio should returns on the portfolio exceed certain amounts. In March 2022, the firm sold the portfolio and our TRS realized a promote distribution of $30.3 million. Income tax expense accrued for this discrete item was $7.3 million. In June 2022, the taxable gain from the promote was contributed to a Qualified Opportunity Zone fund, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs act of 2017. As a result, the $7.3 million income tax payable was reclassified to a deferred tax liability. We expect that this deferred tax liability will be realized in 2026.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets (in thousands):

	June 30, 2022	December 31, 2021
Land	$219,488	$202,531
Buildings and improvements	1,211,802	1,074,126
Furniture, fixtures and equipment	50,767	37,463
Intangible assets	37,176	34,905
Construction in progress (1)	89,180	127,493
	1,608,413	1,476,518
Less: Accumulated depreciation and amortization (2)	(89,603)	(68,035)
Real estate assets, net	$1,518,810	$1,408,483

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.
(2) Includes the amortization of $33.2 million of in-place lease assets acquired with the CRII Merger over a period of six months in 2021.

Asset acquisitions

Cottonwood Lighthouse Point

On June 22, 2022, we acquired Cottonwood Lighthouse Point, a multifamily apartment community in Pompano Beach, Florida, for $95.5 million. We funded the purchase with debt of $48.0 million and available cash. Acquired assets and liabilities were recorded at relative fair value as an asset acquisition.

The following table summarizes the purchase price allocation of the real estate assets acquired in the Cottonwood Lighthouse Point acquisition (in thousands):

	Allocated Amounts
Property	Building	Land	Land Improvements	Personal Property	Lease Intangibles	Total
Cottonwood Lighthouse Point	$76,322	$13,647	$1,843	$2,011	$1,783	$95,606

The weighted-average amortization period for the intangible lease assets acquired in connection with the Cottonwood Lighthouse Point acquisition was 0.5 years.

Block C

On June 28, 2022, Block C, an early-stage development joint venture with CMOF, was recapitalized. Entities affiliated with us and our advisor contributed capital to the joint venture and were admitted as members. We contributed additional funds to obtain a controlling interest and consolidated the joint venture, which had previously been recorded as an equity method investment. The joint venture consists of cash, land held for development, and payables. Refer to Note 9 for further information on the Block C recapitalization.

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

The results of operations for the CRII Merger are included in the Company's statements of operations beginning on the May 7, 2021 merger closing date onward. For the six months ended June 30, 2022, the accompanying statements of operations include the following revenue and net income generated from the assets acquired and liabilities assumed with the CRII Merger (unaudited, in thousands):

Revenue	$58,799
Net income	$29,295

Pro Forma Financial Information (unaudited)

The following condensed pro forma operating information is presented as if the CRII Merger occurred in 2020 and had been included in operations as of January 1, 2020. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pro forma revenue:
Historic results	$31,940	$19,241	$62,498	$22,659
CRII Merger (excluding those in historic results)	—	11,510	—	36,657
Total	$31,940	$30,751	$62,498	$59,316

Pro forma net loss:
Historic results	$(12,993)	$(21,400)	$(19,882)	$(24,410)
CRII Merger (excluding those in historic results)	—	(5,341)	—	(13,300)
Total	$(12,993)	$(26,741)	$(19,882)	$(37,710)

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

4. Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of June 30, 2022 and December 31, 2021 (in thousands):

			Balance at
Property / Development	Location	% Owned	June 30, 2022	December 31, 2021
Stabilized Assets
3800 Main (1)	Houston, TX	0% (1)	$—	$10,347
Alpha Mill (2) (3)	Charlotte, NC	28.3%	10,595	22,034
Cottonwood Bayview (2)	St. Petersburg, FL	71.0%	31,430	31,399
Cottonwood Ridgeview (2)	Plano, TX	90.5%	2,548	34,352
Fox Point (2)	Salt Lake City, UT	52.8%	15,367	16,056
Toscana at Valley Ridge (2)	Lewisville, TX	58.6%	9,439	9,370
Melrose Phase II (2)	Nashville, TN	79.8%	6,637	15,523
Preferred Equity Investments
Lector85	Ybor City, FL		13,858	13,010
Vernon Boulevard	Queens, NY		19,269	18,079
Riverfront	West Sacramento, CA		18,289	16,884
Other			1,374	3,679
Total			$128,806	$190,733

(1) On June 23, 2022, 3800 Main was sold. We received $16.8 million in cash for the sale and recorded a gain on sale of $6.8 million.
(2) We account for our tenant-in-common interests in these properties as equity method investments.
(3) On April 7, 2022, we sold 28.9% of our ownership interest in Alpha Mill for $11.9 million to certain unaffiliated third parties and we recorded a gain on sale of $0.8 million related to the transaction, which reduced our remaining ownership in Alpha Mill to 28.3%.

Our investments in unconsolidated real estate entities for the stabilized assets above were acquired on May 7, 2021 as part of the CRII Merger. Equity in earnings (losses) for our stabilized assets for the three months ended June 30, 2022 and 2021 were $2.3 million and $(2.0) million, respectively. Equity in earnings for our stabilized assets for the six months ended June 30, 2022 was $3.3 million. Equity in losses for our stabilized and other assets during the period from the CRII Merger closing on May 7, 2021 to June 30, 2021 was $2.0 million. During March 2022, we received $30.4 million and $8.3 million in distributions as a return of capital from debt refinances at Cottonwood Ridgeview and Melrose Phase II, respectively.

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value (“HLBV”) method. Equity in earnings for our preferred equity investments for the three months ended June 30, 2022 and 2021 were $1.8 million and $1.4 million, respectively. Equity in earnings for our preferred equity investments for the six months ended June 30, 2022 and 2021 were $3.4 million and $2.3 million, respectively. By the end of 2021, we had fully funded our commitments on all of our preferred equity investments.

5.    Debt
Mortgage Notes and Revolving Credit Facility
The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of June 30, 2022 and December 31, 2021 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	June 30, 2022	December 31, 2021
Fixed rate loans
Fixed rate mortgages	3.66%	4.4 Years	$428,396	$213,009
Total fixed rate loans			428,396	213,009
Variable rate loans (2)
Floating rate mortgages	3.24%	7.2 Years	426,130	407,022
Variable rate revolving credit facility (3)	2.98%	2.7 Years	60,000	20,000
Total variable rate loans			486,130	427,022
Total secured loans			914,526	640,031
Unamortized debt issuance costs			(5,679)	(940)
Premium on assumed debt, net			1,574	3,016
Mortgage notes and revolving credit facility, net			$910,421	$642,107

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

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of June 30, 2022.

Construction Loans
Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at June 30, 2022	Amount Drawn at December 31, 2021
Sugarmont (1)	(1)	(1)	(1)	$—	$59,660
Park Avenue	One-Month USD Libor + 1.75%	November 30, 2023	$37,000	34,727	29,520
Cottonwood on Broadway	One-Month USD Libor + 1.9%	May 15, 2024	44,625	34,612	27,476
Cottonwood on Highland	One-Month USD SOFR + 2.55%	May 1, 2029	44,250	10,572	—
			$125,875	$79,911	$116,656

(1) The Sugarmont construction loan was refinanced in January 2022 with a $105.0 million floating rate mortgage.

Unsecured Promissory Notes, Net
CROP issued notes to foreign investors outside of the United States. These notes are unsecured and subordinate to all of CROP's debt. Each note has two one-year extension options during which the interest rate will increase 0.25% each additional period.
    Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date	June 30, 2022	December 31, 2021
2017 6% Notes	$35,000	6.00%	December 31, 2022	$20,818	$20,918
2019 6% Notes	25,000	6.00%	December 31, 2023	22,625	22,625
	$60,000			$43,443	$43,543

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to June 30, 2022 are as follows (in thousands):

Year	Total
2022 (1)	$56,344
2023 (2)	173,293
2024	541
2025	2,910
2026	143,217
Thereafter	661,575
$1,037,880

(1) $20.8 million of the amount maturing in 2022 relates to the amount outstanding at June 30, 2022 on our 2017 6% Unsecured Promissory Notes. The maturity date on these notes can be extended for two one-year periods to a fully-extended maturity date of December 31, 2024.

(2) $22.6 million of the amount maturing in 2023 relates to the amount outstanding at June 30, 2022 on our 2019 6% Unsecured Promissory Notes. The maturity date on these notes can be extended for two one-year periods to a fully-extended maturity date of December 31, 2025. An additional $60.0 million of the amount maturing in 2023 relates to the amount outstanding at June 30, 2022 on our variable rate revolving credit facility. The maturity date on the variable rate revolving credit facility can be extended for two one-year periods to a fully-extended maturity date of March 19, 2025, subject to the satisfaction of certain conditions.

6.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of June 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real-estate related loans	$13,027	$13,027	$13,035	$13,035

Financial Liability:
Fixed rate mortgages	$428,396	$417,869	$213,009	$216,566
Floating rate mortgages	$426,130	$422,906	$407,022	$409,377
Variable rate revolving credit facility	$60,000	$60,000	$20,000	$20,000
Construction loans	$79,911	$79,911	$116,656	$116,656
Series 2016 Preferred Stock	$—	$—	$139,996	$139,996
Series 2017 Preferred Stock	$—	$—	$2,586	$2,586
Series 2019 Preferred Stock	$127,295	$127,295	$111,863	$111,863
Unsecured promissory notes	$43,443	$43,443	$43,543	$43,543

Our investments in real-estate related loans, fixed and floating rate mortgages, variable rate revolving credit facility, construction loans, preferred stock and unsecured promissory notes are categorized as Level 3 in the fair value hierarchy.

7. Preferred Stock

Information on our preferred stock as of June 30, 2022 and December 31, 2021 is as follows:

					Shares Outstanding at
	Dividend Rate	Extension Dividend Rate	Redemption Date	Maximum Extension Date	June 30, 2022	December 31, 2021
Series 2016 Preferred Stock (1)	6.5%	7.0%	January 31, 2022	January 31, 2023	—	13,999,560
Series 2017 Preferred Stock (2)	7.5%	8.0%	January 31, 2022	January 31, 2024	—	258,550
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2023	December 31, 2025	12,729,485	11,186,301

(1) We fully redeemed our Series 2016 Preferred Stock on April 18, 2022 for $139.8 million.
(2) We fully redeemed our Series 2017 Preferred Stock immediately after the January 31, 2022 redemption date for $2.6 million.

The Private Offering for our Series 2019 Preferred Stock was fully subscribed and terminated in March 2022. We issued $15.4 million of our Series 2019 Preferred Stock in the first quarter of 2022 prior to the termination of the Private Offering. During the six months ended June 30, 2021 we issued $30.6 million of Series 2019 Preferred Stock. During the six months ended June 30, 2022 and 2021, we incurred $3.4 million and $1.2 million in dividends on our Series 2019 Preferred Stock, respectively. During the six months ended June 30, 2022, we incurred $2.9 million in dividends on our Series 2016 Preferred Stock prior to their full redemption on April 18, 2022, and we incurred an insignificant amount in dividends on our Series 2017 Preferred Stock prior to their full redemption immediately after the January 31, 2022 redemption date. During the period from the CRII Merger closing on May 7, 2021 to June 30, 2021, we incurred $1.5 million and $29,000 in dividends on our Series 2016 Preferred Stock and Series 2017 Preferred Stock, respectively.

During the six months ended June 30, 2022, we repurchased 4,000 shares of Series 2019 Preferred Stock for $40,000. Additionally, we fully redeemed our Series 2017 Preferred Stock immediately after the January 31, 2022 redemption date for $2.6 million and we fully redeemed our Series 2016 Preferred Stock on April 18, 2022 for $139.8 million. During the six months ended June 30, 2021, we repurchased 10,000 shares of Series 2019 Preferred Stock for $0.1 million and during the period from the CRII Merger closing on May 7, 2021 to June 30, 2021 we repurchased 55,990 shares of Series 2016 Preferred Stock for $0.5 million.

8. Stockholders' Equity
Common Stock

The following table details the movement in the Company's outstanding shares for each class of common stock:

	Six Months Ended June 30, 2022
	Class T	Class D	Class I	Class A	Class TX	Total
December 31, 2021	—	—	151,286	23,445,174	17,520	23,613,980
Issuance of common stock	2,943,405	1,019	1,602,969	—	—	4,547,393
Distribution reinvestment	1,481	—	1,491	49,811	10	52,793
Repurchases of common stock	—	—	—	(482,865)	—	(482,865)
June 30, 2022	2,944,885	1,019	1,755,746	23,012,120	17,530	27,731,301

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the six months ended June 30, 2022, we paid aggregate distributions of $9.8 million, including $8.8 million distributions paid in cash and $1.0 million of distributions reinvested through our distribution reinvestment plan.

We declared the following monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2022	$0.05833333	$0.70
February 28, 2022	$0.05916667	$0.71
March 31, 2022	$0.05916667	$0.71
April 30, 2022	$0.05916667	$0.71
May 31, 2022	$0.06000000	$0.72
June 30, 2022	$0.06083333	$0.73

Repurchases

During the six months ended June 30, 2022, we repurchased 482,865 shares of common stock pursuant to our share repurchase program for $8.7 million, at an average repurchase price of $18.02. We had no unfulfilled repurchase requests during the six months ended June 30, 2022.

9.    Related-Party Transactions
Asset Management Fee

Under the amended and restated advisory agreement entered May 7, 2021 and renewed for an additional one-year term as of May 7, 2022, CROP pays our advisor a monthly management fee equal to 0.0625% of GAV (gross asset value of CROP, calculated pursuant to our valuation guidelines and reflective of the ownership interest held by CROP in such gross assets), subject to a cap of 0.125% of net asset value of CROP. Prior to May 7, 2021, we paid our advisor an annual asset management fee in an amount equal to 1.25% per annum (paid monthly) of the gross book value of our assets as of the last day of the prior month.

Asset management fees to our advisor for the three months ended June 30, 2022 and 2021 were $4.3 million and $1.4 million, respectively. Asset management fees to our advisor for the six months ended June 30, 2022 and 2021 were $8.1 million and $2.3 million, respectively.

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

On January 31, 2022, the performance participation allocation incurred during the period from the CRII Merger closing on May 7, 2021 to December 31, 2021 of $51.8 million was paid in cash. During the three and six months ended June 30, 2022, we recognized $10.1 million and $30.1 million, respectively, of performance participation expense as a result of the increase in the value of our net assets and dividends paid to stockholders. CROP's Operating Partnership agreement was amended with the CRII Merger in May 2021 to provide for the performance participation allocation. Therefore, no performance participation allocation was recognized prior to the CRII Merger.

Block C and Jasper Investments

On June 28, 2022, we, through our indirect subsidiaries, admitted entities affiliated with us and our advisor, Brickyard QOF, LLC (“Brickyard QOF”) and HV Millcreek, LLC (“Millcreek,” and together with Brickyard QOF, the “Affiliated Members”) as members in CW Block C, LLC, a development joint venture with CMOF, and CW Jasper, LLC, a development project owned 100% by CROP (“Jasper”). The Affiliated Members are owned directly or indirectly by our officers or directors , as well as certain employees of CROP and our advisor or its affiliates. In connection with their admission as members, the Affiliated Members made an aggregate capital contribution of $8.5 million and $2.4 million to Block C and Jasper, respectively. The Affiliated Members will participate in the economics of Block C and Jasper on the same terms and conditions as us. The operating agreements of Block C and Jasper were amended in August 2022 to reflect additional terms related to the admission of the Affiliated Members. Block C and Jasper are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs act of 2017.

10.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

Common Limited OP Units and LTIP Units are CROP units not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”
Common Limited OP Units - During the six months ended June 30, 2022, we paid aggregate distributions to noncontrolling OP Unit holders of $11.0 million. During the period from the CRII Merger closing on May 7, 2021 to June 30, 2021, we paid aggregate distributions to noncontrolling OP Unit holders of $2.2 million.
LTIP Units - As of June 30, 2022, there were 673,780 unvested time LTIP awards and 548,138 unvested performance LTIP awards outstanding. Share-based compensation was $1.6 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. Total unrecognized compensation expense for LTIP Units at June 30, 2022 is $10.0 million and is expected to be recognized on a straight-line basis through December 2025.

Noncontrolling Interests - Partially Owned Entities

As of June 30, 2022, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 81%, with the average being 22%.

We consolidated Block C on June 28, 2022, recording the Block C membership interests owned by CMOF and Affiliated Members as noncontrolling interests. Additional noncontrolling interests were recorded with the Affiliated Members contribution to Jasper, an entity that was already consolidated.

11.    Commitments and Contingencies

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of June 30, 2022, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

12.    Subsequent Events
We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Merger with Cottonwood Multifamily Opportunity Fund, Inc.
On July 8, 2022, we, CMOF, Cottonwood Multifamily Opportunity Fund O.P., LP (“CMOF OP”), CROP, and Cottonwood Communities GP Subsidiary, LLC, our wholly owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “CMOF Merger Agreement”). Subject to the terms and conditions of the CMOF Merger Agreement, (i) CMOF will merge with and into Merger Sub, with Merger Sub surviving as our direct, wholly owned subsidiary (the “Company Merger”) and (ii) CMOF OP will merge with and into CROP, with CROP surviving (the “Partnership Merger” and, together with the Company Merger, the “CMOF Merger”). At such time, the separate existence of CMOF and CMOF OP will cease. The CMOF Merger Agreement was entered into after a thorough due diligence and negotiation process conducted by a special committee of CMOF’s board of directors, with the assistance of its advisors, and our conflicts committee, with the assistance of its advisors.

At the effective time of the Company Merger, each issued and outstanding share of CMOF’s common stock, $0.01 par value per share (the “CMOF Common Stock”) will be converted into the right to receive 0.8669 shares of our Class A common stock, $0.01 par value per share. As of June 30, 2022, 5,001,000 shares of CMOF Common Stock were issued and outstanding. Shares of CMOF Common Stock held as of immediately prior to the effective time of the Company Merger by us, any wholly owned subsidiary of ours, or any wholly owned subsidiary of CMOF will be automatically canceled in connection with the Company Merger without receiving payment.

At the effective time of the Partnership Merger, each outstanding common unit of partnership interests in CMOF OP (“CMOF OP Partnership Unit”) will be converted into the right to receive 0.8669 common units of CROP (“CROP Common Units”). CMOF OP Partnership Units held as of immediately prior to the effective time of the Partnership Merger by us, any wholly owned subsidiary of ours, CMOF, or any wholly owned subsidiary of CMOF will be canceled in connection with the Partnership Merger without receiving payment.

The obligations of each party to consummate the CMOF Merger are subject to a number of conditions, including receipt of the approval of the Company Merger by the holders of a majority of the outstanding shares of the CMOF common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References herein to “Company,” “we,” “us,” and “our” refer to Cottonwood Communities, Inc. together with its subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes.

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

•Our operating results will be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located, including supply chain disruptions, the current economic slowdown, the rising interest rate environment and inflation; and changes in government rules, regulations and fiscal policies, such as property taxes, zoning laws, limitations on rental rates, and compliance costs with respect to environmental laws.

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

Additional risks related to our business are discussed herein under Part II - “Item 1A. Risk Factors” and under the heading “Risk Factors” in our Annual Report on Form 10-K. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Cottonwood Communities, Inc. invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly-owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We hold all of our assets through Cottonwood Residential O.P., LP (“CROP”), our operating partnership. We are the sole member of the sole general partner of CROP and own general partner interests in CROP alongside third party limited partners.

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

As of June 30, 2022, we raised $122.0 million from the sale of our common stock in an initial public offering that we conducted from August 2018 through December 2020; we raised gross proceeds of $127.0 million from the sale of our Series 2019 Preferred Stock in a private offering to accredited investors only; and we raised $90.3 million in our follow-on offering that we commenced in November 2021 (including shares issued through the distribution reinvestment plan offering). We have primarily used the net proceeds to make investments in multifamily real estate and real estate-related assets.

As of our June 30, 2022 NAV, we had a portfolio of $2.5 billion in total assets, with 83.1% of our equity value in operating properties, 8.4% in development and 8.5% in real estate-related investments. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.

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

Merger with Cottonwood Multifamily Opportunity Fund, Inc.

On July 8, 2022, we, CROP, Cottonwood Communities GP Subsidiary, LLC, our wholly owned subsidiary (“Merger Sub”), CMOF and Cottonwood Multifamily Opportunity O.P., LP (“CMOF OP”) entered into an Agreement and Plan of Merger (the “CMOF Merger Agreement”) pursuant to which we will acquire CMOF in a stock-for-stock transaction whereby CMOF will be merged with and into Merger Sub.

CMOF is a Maryland corporation that was sponsored by CROP and formed to invest in multifamily development projects and/or make mezzanine loans or preferred equity investments in multifamily construction and development projects. CMOF has investments in two development projects and one investment in a land parcel held for development, all through separate joint ventures with CROP as follows: Park Avenue (development project), Cottonwood on Broadway (development project) and Block C (land held for development) with a percentage ownership interest held by CMOF as of June 30, 2022, of 76.4%, 81.2%, and 63.0%, respectively, and the balance of a majority of the remaining interest held by CROP and some of our officers and directors either directly or indirectly. In addition, Daniel Shaeffer and Chad Christensen are each officers and directors of us and CMOF, and Gregg Christensen is an officer of us and CMOF and also a director of CMOF. The CMOF Merger Agreement was entered into after a thorough due diligence and negotiation process conducted by a special committee of CMOF’s board of directors, with the assistance of its advisors, and our conflicts committee, with the assistance of its advisors.

See “Subsequent Events” herein for additional information about the CMOF Merger Agreement.

Highlights for the Three Months Ended June 30, 2022

The following highlights activities that occurred during the three months ended June 30, 2022:

•Attained net loss attributable to common stockholders of $(0.22) per diluted share, representing a 56% improvement compared to the same period in the prior year.
•Achieved funds from operations attributable to common stockholders and unit holders (“FFO”) of $(0.12) per diluted share/unit. Core FFO was $0.05 per diluted share/unit, compared to $0.10 for the same period in the prior year.
•NAV increased from $19.6324 as of March 31, 2022 to $20.7202 as of June 30, 2022, representing an increase of 5.5%.
•Acquired Cottonwood Lighthouse Point, a 243 unit apartment community in Pompano Beach, FL, for $95.5 million.
•Sold equity method investments in 3800 Main and Alpha Mill, recognizing $7.6 million of gains from these investments. We retained a 28.3% interest in Alpha Mill.
•Recapitalized our Block C and Jasper developments, receiving $10.9 million from affiliated investors and obtaining a controlling interest in Block C.
•Closed an aggregate of $94.9 million in property-level financing and repaid $21.6 million.
•Executed additional draws of $13.7 million on construction loans to further the completion of our development projects.
•Raised $50.0 million of net proceeds from the sale of stock issued under our follow-on offering.
•Fully redeemed our Series 2016 Preferred Stock for $139.8 million.
•Received certificates of occupancy on our Park Avenue development and began lease-up on the projects.

Highlights for the Six Months Ended June 30, 2022

The following highlights activities that occurred during the six months ended June 30, 2022:

•Attained net loss attributable to common stockholders of $(0.34) per diluted share, representing a 53% improvement compared to the same period in the prior year.
•Achieved funds from operations attributable to common stockholders and unit holders (“FFO”) of $(0.01) per diluted share/unit. Core FFO was $0.11 per diluted share/unit, compared to $0.15 per share/unit for the same period in the prior year.
•NAV increased from $17.2839 as of December 31, 2021 to $20.7202 as of June 30, 2022, representing an increase of 19.9%.
•Acquired Cottonwood Lighthouse Point, a 243 unit apartment community in Pompano Beach, FL, for $95.5 million.
•Sold equity method investments in 3800 Main and Alpha Mill, recognizing $7.6 million of gains from these investments.
•Recapitalized our Block C and Jasper developments, receiving $10.9 million from affiliated investors and obtaining a controlling interest in Block C.
•Closed an aggregate of $464.4 million in property-level financing and repaid $231.2 million.
•Executed additional draws of $22.9 million on construction loans to further the completion of our development projects. and refinanced $59.7 million of construction loans with permanent debt.
•Raised $80.4 million of net proceeds from the sale of stock issued under our Follow-on Offering.
•Fully redeemed our Series 2016 Preferred Stock for $139.8 million and fully redeemed our Series 2017 Preferred Stock for $2.6 million.
•Received certificates of occupancy on our Park Avenue and Sugarmont developments and began lease-up on the projects.

Our Investments

Information regarding our investments as of June 30, 2022 is as follows:

Stabilized Properties ($ in thousands)

Property Name	Location	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Date Property Value	Mortgage Debt Outstanding (1)	Physical Occupancy Rate	Percentage Owned by CROP
Alpha Mill	Charlotte, NC	267	830	May 2021	$69,500	$39,044	94.76%	28.29%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400	33,594	96.18%	100.00%
Cottonwood	Salt Lake City, UT	264	834	May 2021	47,300	35,430	95.08%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900	46,709	97.09%	71.00%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500	47,964	96.30%	100.00%
Cottonwood One Upland	Boston, MA	262	1,160	March 2020	103,600	36,000	97.33%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500	38,066	97.14%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	70,000	65,300	97.20%	90.45%
Cottonwood West Palm	West Palm Beach, FL	245	1,122	May 2019	66,900	47,978	93.06%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900	25,264	95.94%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600	48,400	96.34%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400	46,000	95.98%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900	45,341	97.05%	100.00%
Melrose	Nashville, TN	220	951	May 2021	67,400	56,600	97.73%	100.00%
Melrose Phase II	Nashville, TN	139	675	May 2021	40,350	32,400	92.09%	79.82%
Parc Westborough	Boston, MA	249	1,008	May 2021	74,000	24,000	95.58%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100	58,500	94.17%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500	47,400	91.36%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100	35,367	97.55%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500	48,719	97.44%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700	48,373	91.98%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200	53,600	95.42%	84.19%
Summer Park	Buford, GA	358	1,064	May 2021	75,500	44,620	95.53%	98.68%
The Marq Highland Park (2)	Tampa, FL	239	999	May 2021	65,700	34,310	95.82%	100.00%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700	30,700	96.53%	58.60%
Total / Weighted-Average		7,218	969		$1,676,150	$1,069,679	95.75%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) Excludes the commercial data in units count and physical occupancy.

Development Properties ($ in thousands)

Property Name	Location	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Estimated Completion Date	Investment Amount	Percentage Owned by CROP
Cottonwood on Broadway	Salt Lake City, UT	254	817	May 2021	4Q2022	$6,020	18.84% (1)
Park Avenue	Salt Lake City, UT	234	714	May 2021	2Q2022	8,657	23.57%(1)
Sugarmont	Salt Lake City, UT	341	904	May 2021	2Q2022	73,323	99.00%(3)
Cottonwood on Highland (2)	Millcreek, UT	250	757	May 2021	1Q2023	8,221	36.93%
Total		1,079				$96,221

(1) CMOF indirectly owns a majority of the remaining interest. On July 8, 2022, we entered the CMOF Merger Agreement, pursuant to which and subject to the terms and conditions of we expect to acquire CMOF in a stock-for-stock transaction. See “Subsequent Events” for additional information on the CMOF Merger Agreement.

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

Structured Investments ($ in thousands)

Property Name	Location	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
Lector85	Ybor City, FL	Preferred Equity	August 2019	254	$9,900	$9,900
Vernon Boulevard	Queens, NY	Preferred Equity	July 2020	534	15,000	15,000
Riverfront	West Sacramento, CA	Preferred Equity	November 2020	285	15,092	15,092
Integra Peaks at Damonte	Reno, NV	Mezzanine Loan	June 2021	300	13,000	13,000
Total				1,373	$52,992	$52,992

Land Held for Development ($ in thousands)

Property Name	Location	Purchase Date	Investment Amount	Percentage Owned by CROP
Block C	Salt Lake City, UT	May 2021	$25,382	64.49% (1)
Jasper	Salt Lake City, UT	June 2021	9,513	80.02%(2)
3300 Cottonwood	Salt Lake City, UT	October 2021	7,521	100.00%
Total			$42,416
(1) On June 28, 2022, Block C was recapitalized. We provided additional capital contributions to the project and obtained a majority interest. We also admitted two affiliated entities as members in the joint venture (the “Affiliated Members”). The Affiliated Members are owned directly or indirectly by Daniel Shaeffer, Chad Christensen, Gregg Christensen, Enzio Cassinis, Eric Marlin, Susan Hallenberg, Stan Hanks, Glenn Rand and Adam Larson, each of whom are our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. CMOF indirectly owns a 14.5% interest in Block C. On July 8, 2022, we entered the CMOF Merger Agreement, pursuant to which and subject to the terms and conditions of, we expect to acquire CMOF in a stock-for-stock transaction. See PART II. Item 5. “Other Information” for additional information about amendments to the Block C operating agreement to reflect additional terms related to the admission of the Affiliated Members and “Subsequent Events” herein for additional information about the CMOF Merger Agreement.

(2) On June 28, 2022, the Affiliated Members were admitted as members in the Jasper joint venture and provided a capital contribution. See “PART II. Item 5. “Other Information” for information about amendments to the Jasper operating agreement to reflect additional terms related to the admission of the Affiliated Members.

Results of Operations

Our results of operations for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Revenues
Rental and other property revenues	$28,603	$16,843	$11,760	$55,423	$20,015	$35,408
Property management revenues	2,703	2,121	582	5,826	2,121	3,705
Other revenues	634	277	357	1,249	523	726
Total revenues	31,940	19,241	12,699	62,498	22,659	39,839
Operating expenses
Property operations expense	10,589	6,804	3,785	20,262	8,152	12,110
Property management expense	4,587	2,552	2,035	9,540	2,552	6,988
Asset management fee	4,348	1,442	2,906	8,139	2,328	5,811
Performance participation allocation	10,144	6,455	3,689	30,078	6,455	23,623
Depreciation and amortization	11,992	14,482	(2,490)	23,259	15,820	7,439
General and administrative expenses	3,352	2,264	1,088	6,575	4,769	1,806
Total operating expenses	45,012	33,999	11,013	97,853	40,076	57,777
Loss from operations	(13,072)	(14,758)	1,686	(35,355)	(17,417)	(17,938)
Equity in earnings (losses) of unconsolidated real estate entities	4,052	(652)	4,704	6,723	299	6,424
Interest income	8	136	(128)	23	137	(114)
Interest expense	(11,687)	(5,824)	(5,863)	(22,804)	(7,154)	(15,650)
Gain on sale of unconsolidated real estate entities	7,634	—	7,634	7,634	—	7,634
Promote from incentive allocation agreement	—	—	—	30,309	—	30,309
Gain (loss) on debt extinguishment, net	70	—	70	(481)	—	(481)
Other income (expense)	290	(9)	299	1,819	18	1,801
Income (loss) before income taxes	(12,705)	(21,107)	8,402	(12,132)	(24,117)	11,985
Income tax expense	(288)	(293)	5	(7,750)	(293)	(7,457)
Net loss	(12,993)	(21,400)	8,407	(19,882)	(24,410)	4,528
Net loss attributable to noncontrolling interests:			—			—
Limited partners	6,752	12,783	(6,031)	10,580	12,783	(2,203)
Partially owned entities	398	2,613	(2,215)	453	2,613	(2,160)
Net loss attributable to common stockholders	$(5,843)	$(6,004)	$161	$(8,849)	$(9,014)	$165

Weighted-average common shares outstanding	27,156,490	12,492,221	14,664,269	25,912,200	12,362,973	13,549,227
Net loss per common share - basic and diluted	$(0.22)	$(0.48)	$0.26	$(0.34)	$(0.73)	$0.39

Comparison of the Three Months Ended June 30, 2022 and 2021

Rental and Other Property Revenues, Property Operations Expense

Rental and other property revenues increased $11.8 million and property operations expense increased $3.8 million. The CRII Merger closed on May 7, 2021. Rental and property revenues increased $11.4 million and property operation expenses increased $2.2 million primarily due to a full three months of activity in 2022 from real estate assets acquired with the CRII Merger compared to less than two months of activity for the same period in 2021. This, combined with higher rents and higher operating costs across all of our portfolio, accounted for the increase.

Property Management Revenues and Property Management Expense

Property management revenues and property management expenses increased $0.6 million and $2.0 million, respectively. The increase was due to three months of activity in 2022 from the property management business acquired with the CRII Merger compared to less than two months of activity for the same period in 2021. This was offset by the loss of a portfolio of 12 properties which we managed for a third party in February 2022. Our consolidated properties are managed by us. The property management income received from those properties is eliminated with the associated expense at those properties.

Asset Management Fee

Asset management fees prior to May 7, 2021 were 1.25% of gross book value. After May 7, 2021 the asset management fee was the lesser of 0.0625% gross asset value or 0.125% of net asset value each month (0.75% and 1.5% annually), with values updated monthly. The increase in asset management fees of $2.9 million is due to the increase in assets acquired through the 2021 Mergers, the increase in other assets and capital raised, and overall increases in real estate values and NAV in combination with the revised fee structure.

Performance Participation Allocation

An affiliate of the Advisor holds a special limited partner interest in CROP. This special limited partnership interest entitles the holder to receive an allocation of CROP's total return to its capital account of 12.5% over a 5% hurdle with a catch up, so long as the advisory agreement has not been terminated. See Note 9 of the consolidated financial statements for additional information on the allocation. The increase in the performance participation allocation of $3.7 million is due to the growth of our NAV over the three-month period ended June 30, 2022 compared to the growth in NAV for the period from May 7, 2021, the effective date of the amended and restated operating agreement of CROP, to June 30, 2021.

Depreciation and Amortization

Depreciation and amortization decreased $2.5 million due to the absence of amortization in 2022 of intangible assets from the CRII Merger. Amortization expense for the three months ended June 30, 2021 for these intangible assets was $7.9 million. The decrease in amortization was offset by additional depreciation of $5.4 million from three months of depreciation in 2022 on properties acquired with the CRII Merger compared to less than two months of depreciation for the same period in 2021.

Equity in earnings of unconsolidated real estate entities

The $4.7 million increase in equity in earnings of unconsolidated real estate entities is due to three months of earnings in 2022 from the underlying properties of the equity method investments acquired with the CRII Merger compared to less than two months of earnings for the same period in 2021. In addition, earnings from the underlying properties improved from increased rents and the absence in 2022 of amortization from intangible assets acquired with the CRII Merger. We also had additional increase in income on preferred equity and other investments.

Interest Expense

Interest expense increased $5.9 million, of which $4.7 million is primarily due to three months of interest in 2022 on debt acquired with the CRII Merger compared to less than two months of interest for the same period in 2021, increased leverage on our properties, and higher variable interest rates. Interest expense also increased $1.9 million from additional Series 2019 Preferred Stock issued. This was offset by a decrease of $1.0 million of interest on our Series 2016 Preferred Stock, which was redeemed in April 2022.

Gain on Sale of Unconsolidated Real Estate Entities

The gain on sale of unconsolidated real estate entities of $7.6 million is from the sale of additional interests in Alpha Mill and the sale of 3800 Main to a third party.

Comparison of the Six Months Ended June 30, 2022 and 2021

Rental and Other Property Revenues, Property Operations Expense

Rental and other property revenues increased $35.4 million and property operations expense increased $12.1 million. Rental and property revenues increased $34.6 million and property operation expenses increased $10.5 million due to a full six months of activity in 2022 from real estate assets acquired with the CRII Merger compared to less than two months of activity for the same period in 2021. The remaining increase relates to improved rents at the properties we owned prior to the 2021 Mergers.

Property Management Revenues and Property Management Expense

Property management revenues and property management expenses increased $3.7 million and $7.0 million, respectively. The increase was due to six months of activity in 2022 from the property management business acquired with the CRII Merger compared to less than two months of activity for the same period in 2021. This was offset by the loss of a portfolio of 12 properties we managed for a third party in February 2022. Our consolidated properties are managed by us. The property management income received from those properties is eliminated with the associated expense at those properties.

Asset Management Fee

The increase in asset management fees of $5.8 million is due to the increase in assets acquired through the 2021 Mergers, the increase in other assets and capital raised, and overall increases in real estate values and NAV in combination with the revised fee structure mentioned above.

Performance Participation Allocation

The increase in the performance participation allocation of $23.6 million is due to the growth of our NAV over the six-month period ended June 30, 2022 compared to the growth in NAV for the period from May 7, 2021, the effective date of the amended and restated operating agreement of CROP, to June 30, 2021.

Depreciation and Amortization

Depreciation and amortization increased $7.4 million due to an additional $14.5 million of depreciation from six months of depreciation in 2022 on properties acquired with the CRII Merger compared to less than two months of depreciation for the same period in 2021, offset by a reduction in amortization expense of $7.0 million due to the absence of amortization of intangible assets from the CRII Merger in 2022.

Equity in earnings of unconsolidated real estate entities

The $6.4 million increase in equity in earnings of unconsolidated real estate entities is due to six months of earnings in 2022 from the underlying properties of the equity method investments acquired with the CRII Merger compared to less than two months of earnings for the same period in 2021. In addition, earnings from the underlying properties improved from increased rents and the absence in 2022 of amortization from intangible assets acquired with the CRII Merger. We also had additional increase in income on preferred equity and other investments.

Interest Expense

Interest expense increased $15.7 million, of which $10.1 million is primarily due to three months of interest in 2022 on debt acquired with the CRII Merger compared to less than two months of interest for the same period in 2021, increased leverage on our properties, and higher variable interest rates. Interest expense also increased $4.1 million from additional Series 2019 Preferred Stock issued. Our Series 2016 Preferred Stock, assumed with the CRII Merger, also had less than four months of interest in 2022 compared to less than two months of interest for the same period in 2021, resulting in additional interest of $1.4 million. The Series 2016 Preferred Stock was redeemed in April 2022.

Gain on Sale of Unconsolidated Real Estate Entities

The gain on sale of unconsolidated real estate entities of $7.6 million is from the sale of additional interests in Alpha Mill and the sale of 3800 Main to a third party.

Promote from Incentive Allocation Agreement, Income Tax Expense

In 2018, CROP sold a portfolio of twelve properties to an unrelated real estate firm. Under the sales arrangement, CROP entered into an incentive allocation agreement that entitled CROP to participate in distributions from the portfolio should returns exceed certain amounts. During the first quarter of 2022 the real estate firm sold the portfolio of properties. Our taxable REIT subsidiary realized a promote distribution of $30.3 million from the sale and recognized income tax expense of $7.3 million. We managed the portfolio on behalf of the real estate firm prior to the portfolio being sold.

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

The following table presents the calculation of FFO and Core FFO (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders	$(5,843)	$(6,004)	$(8,849)	$(9,014)
Adjustments to arrive at FFO:
Real estate related depreciation and amortization	11,157	14,043	21,580	15,382
Depreciation and amortization from unconsolidated real estate entities	2,156	2,643	4,499	2,643
Gain on sale of investments in unconsolidated real estate entities	(7,634)	—	(7,634)	—
Loss allocated to noncontrolling interests - limited partners	(6,752)	(12,783)	(10,580)	(12,783)
Amount attributable to above from noncontrolling interests - partially owned entities	129	(3,695)	465	(3,695)
Funds from operations attributable to common stockholders and unit holders	(6,787)	(5,796)	(519)	(7,467)
Adjustments:
Amortization of intangible assets	835	438	1,679	438
Accretion of discount on preferred stock	1,373	448	2,654	726
Performance participation allocation	10,144	6,455	30,078	6,455
Promote from incentive allocation agreement (tax effected)	—	—	(23,047)	—
Acquisition fees and expenses (1)	564	1,037	637	2,746
Loss on debt extinguishment	(71)	—	481	—
Gains on derivatives	(396)	—	(1,823)	—
Other adjustments	(2,116)	51	(2,040)	123
Amount attributable to above from unconsolidated real estate entities	(645)	472	(1,657)	472
Amount attributable to above from noncontrolling interests - partially owned entities	23	(95)	76	(95)
Core funds from operations attributable to common stockholders and unit holders	$2,924	$3,010	$6,519	$3,398

FFO per common share and unit - basic and diluted	$(0.12)	$(0.18)	$(0.01)	$(0.34)
Core FFO per common share and unit - basic and diluted	$0.05	$0.10	$0.11	$0.15
Weighted-average common shares and units outstanding	58,540,840	31,471,725	57,307,201	21,942,268

(1) Acquisition fees and expenses during the three and six months ended June 30, 2021 included costs associated with the CRII Merger, the CMRI Merger, and the CMRII Merger.

See “Results of Operations” above for further detail.

Weighted average common shares and units are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted-average common shares	27,156,490	12,492,221	25,912,200	12,362,973
Weighted -average limited partnership unit	31,384,350	18,979,504	31,395,001	9,579,295
Weighted-average common shares and units outstanding	58,540,840	31,471,725	57,307,201	21,942,268

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a June 30, 2022 NAV per share for our outstanding Class T, Class D, Class I, Class A and Class TX shares of $20.7202.

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

Our total NAV in the following table includes the NAV of our Class T, Class D, Class I, Class A and Class TX common stockholders, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of June 30, 2022 (in thousands except share data):

Components of NAV*	As of 6/30/2022
Investments in Multifamily Operating Properties	$2,060,170
Investments in Multifamily Development Properties	237,852
Investments in Real-estate Related Structured Investments	66,030
Operating Company, Land and Other Net Current Assets	118,529
Cash and Cash Equivalents	14,563
Secured Real Estate Financing	(1,070,208)
Subordinated Unsecured Notes	(43,443)
Preferred Equity	(127,295)
Accrued Performance Participation Allocation	(30,078)
NAV	$1,226,119
Fully-diluted Shares/Units Outstanding	59,175,010

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2022 (in thousands, except share and per share data):

	Class
	T	D	I	A	TX	OP(1)	Total
As of June 30, 2022
Monthly NAV	$61,019	$21	$36,719	$476,816	$363	$651,181	$1,226,119
Fully-diluted Outstanding Shares/Units	2,944,885	1,019	1,772,122	23,012,120	17,530	31,427,334	59,175,010
NAV per Fully-diluted Share/Unit	$20.7202	$20.7202	$20.7202	$20.7202	$20.7202	$20.7202

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the independent appraisal advisor in the discounted cash flow methodology used in the June 30, 2022, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	5.60%	4.40%
Development Assets	5.83%	4.40%

* Presented as adjusted for the Company's economic ownership percentage in each asset, weighted by gross value.

A change in these assumptions would impact the calculation of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.4%	2.2%
	0.25% increase	(2.4)%	(2.1)%
Exit Capitalization Rate	0.25% decrease	4.2%	4.4%
	0.25% increase	(3.6)%	(3.9)%

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV (in thousands):

June 30, 2022
Stockholders’ equity	$232,936
Non-controlling interests attributable to limited partners	270,525
Total partners' capital of CROP under U.S. GAAP	503,461
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	108,284
Goodwill	(439)
Deferred tax liability	3,661
Discount on preferred stock	(8,232)
Unrealized net real estate and debt appreciation	619,384
NAV	$1,226,119

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
–We recorded certain deferred tax liabilities for the tax effects on the difference in the value of certain assets recorded with the CRII Merger and their underlying tax basis. These deferred tax liabilities are excluded for purposes of determining our NAV.
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

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended June 30, 2022, our total operating expenses exceeded the 2%/25% Limitation.

Based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in increased performance participation allocation expense and the costs of the 2021 Mergers, our independent directors determined that the excess expenses were justified.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are and will be for the acquisition of multifamily apartment communities and investments in multifamily real estate-related assets; operating expenses, including the management fee we pay to our advisor and the performance participation allocation, capital expenditures and general and administrative expenses; payments under debt obligations; repurchases of common and preferred stock; and payments of distributions to stockholders. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Follow-on Offering, from our credit facilities, other secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations.

We intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals at the property level. Factors which could increase or decrease our future liquidity include but are not limited to operating performance of the properties, including the impact of COVID-19 on the properties, volatility in interest rates, and the satisfaction of REIT dividend requirements.

As of June 30, 2022, we have $428.4 million of fixed rate debt and $566.0 million of variable rate debt, which includes $79.9 million of construction loans. $318.7 million, or 56% of our variable rate debt is accompanied by interest rate cap hedging instruments. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $43.4 million as of June 30, 2022.

We have various credit facilities in place that provide us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate and is secured by Cottonwood One Upland and Parc Westborough. We may obtain advances secured against Cottonwood One Upland and Parc Westborough up to $125.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of June 30, 2022, we had advances of $60.0 million on the JP Morgan Revolving Credit Facility. Additionally, we have three other facilities through Fannie Mae that may provide additional liquidity if necessary as long as we maintain certain loan-to-value ratios and other requirements as set forth in the loan documents.

We must redeem the Series 2019 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on December 31, 2023. This date may be extended by two one-year extension options. Our Series 2017 Preferred Stock was fully redeemed in the first quarter of 2022 immediately following the January 31, 2022 redemption date for $2.6 million. On April 18, 2022, we fully redeemed the Series 2016 Preferred Stock for $139.8 million.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to pay offering costs in connection with the Follow-on Offering, as well as make certain payments to our advisor pursuant to the terms of our advisory management agreement.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(7,208)	$5,807
Net cash provided by (used in) investing activities	(58,020)	21,550
Net cash provided by financing activities	160,547	25,293
Net increase in cash and cash equivalents and restricted cash	$95,319	$52,650

Net cash flows used in operating activities were $7.2 million during the six months ended June 30, 2022. Net cash inflows increased due to the 2021 Mergers which resulted in increased tenant receipts and property management fees and an increase in accounts payable and accrued liabilities. These operating cash inflows were fully offset by the performance participation allocation payment of $51.8 million, additional operating expenses including interest expense on our mortgage notes and revolving credit facility and payment of preferred stock interest. Cash flows provided by operating activities for the same period in 2021 were $5.8 million, primarily due to the CRII Merger which resulted in increased tenant receipts and property management fees. Operating cash inflows were also due to an increase in accounts payable and accrued liabilities offset by operating expenses, and payment of preferred stock interest.

Cash flows used in investing activities were $58.0 million during the six months ended June 30, 2022, primarily due to our purchase of Cottonwood Lighthouse Point, investments in development projects and capital improvements, offset partially by a return on capital from investments in unconsolidated entities upon refinance and proceeds from the sale of 3800 Main and the sale of interests in Alpha Mill. Cash flows provided by investing activities were $21.6 million for the same period in 2021 due to the cash acquired in connection with the CRII Merger and repayment from settlement of the Dolce B-Note, offset by funding of preferred equity at Riverfront, draws on the Integra Peaks mezzanine loan, and capital improvements and development activities.

Cash flows provided by financing activities were $160.5 million during the six months ended June 30, 2022, as a result of net proceeds we received from the issuance of common stock, the issuance of Series 2019 Preferred Stock, net borrowings under mortgage notes and term loans, and net draws on our JP Morgan Revolving Credit Facility, partially offset by the full redemption of both our Series 2016 and our Series 2017 Preferred Stock, distributions paid to both common stockholders and noncontrolling interest holders, net repayment on construction loans, and repurchases of common stock and OP Units. Cash flows provided by financing activities were $25.3 million for the same period in 2021, driven mainly by the net proceeds we received from the issuance of our Series 2019 Preferred Stock and proceeds from construction loans, offset partially by distributions paid to both common stockholders and noncontrolling interest holders and net repayments made on our JP Morgan Revolving Credit Facility.

Distributions

The following table shows distributions paid and cash flow provided by (used in) operating activities during the six months ended June 30, 2022 and the year ended December 31, 2021 (in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Distributions paid in cash - common stockholders	$8,774	$9,482
Distributions paid in cash to noncontrolling interests - limited partners	11,018	10,591
Distributions of DRP (reinvested)	979	141
Total distributions (1)	$20,771	$20,214

Source of distributions (2)
Paid from cash flows provided by operations	$7,598	$11,044
Paid from additional borrowings	2,560	5,000
Paid from offering proceeds	9,634	4,029
Offering proceeds from issuance of common stock pursuant to the DRP	979	141
Total sources	$20,771	$20,214

Net cash provided by (used in) operating activities (2)	$(7,208)	$5,424

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

For the six months ended June 30, 2022, distributions declared to common stockholders and limited partners were $9.1 million and $11.0 million, respectively. For the six months ended June 30, 2022, we paid aggregate distributions to common stockholders and limited partners of $8.8 million and $11.0 million. For the six months ended June 30, 2022, our net loss was $19.9 million. Cash flows used in operating activities for the six months ended June 30, 2022 was $7.2 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2021 for discussions of our critical accounting estimates. As of June 30, 2022, our critical accounting estimates have not changed from those described in that report.

Subsequent Events
Merger with Cottonwood Multifamily Opportunity Fund, Inc.

On July 8, 2022, we, CMOF, CMOF OP, CROP, and Merger Sub, entered into the CMOF Merger Agreement. Subject to the terms and conditions of the CMOF Merger Agreement, (i) CMOF will merge with and into Merger Sub, with Merger Sub surviving as our direct, wholly owned subsidiary (the “Company Merger”) and (ii) CMOF OP will merge with and into CROP, with CROP surviving (the “Partnership Merger” and, together with the Company Merger, the “CMOF Merger”). At such time, the separate existence of CMOF and CMOF OP will cease.

At the effective time of the Company Merger, each issued and outstanding share of CMOF’s common stock, $0.01 par value per share (the “CMOF Common Stock”) will be converted into the right to receive 0.8669 shares of our Class A common stock, $0.01 par value per share. As of June 30, 2022, 5,001,000 shares of CMOF Common Stock were issued and outstanding. Shares of CMOF Common Stock held as of immediately prior to the effective time of the Company Merger by us, any wholly owned subsidiary of ours, or any wholly owned subsidiary of CMOF will be automatically canceled in connection with the Company Merger without receiving payment.

At the effective time of the Partnership Merger, each outstanding common unit of partnership interests in CMOF OP (“CMOF OP Partnership Unit”) will be converted into the right to receive 0.8669 common units of CROP (“CROP Common Units”). CMOF OP Partnership Units held as of immediately prior to the effective time of the Partnership Merger by us, any wholly owned subsidiary of ours, CMOF, or any wholly owned subsidiary of CMOF will be canceled in connection with the Partnership Merger without receiving payment.

The obligations of each party to consummate the CMOF Merger are subject to a number of conditions, including receipt of the approval of the Company Merger by the holders of a majority of the outstanding shares of the CMOF common stock.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to our Company

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the six months ended June 30, 2022 and for the year ended December 31, 2021, we had consolidated net losses of $19.9 million and $106.9 million, respectively. As of June 30, 2022, we had an accumulated deficit of $64.7 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $23.3 million for the six months ended June 30, 2022 and $63.4 million for the year ended December 31, 2021. In addition, the six months ended June 30, 2022 and the year ended December 31, 2021 also included $30.1 million and $51.8 million, respectively, of charges related to the performance participation allocation.

Net loss and accumulated deficit are calculated and presented in accordance with GAAP, which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions. Thus, in addition to GAAP financial metrics, management reviews certain non-GAAP financial metrics, funds from operations, or FFO and Core FFO. FFO measures operating performance that excludes gains or losses from sales of depreciable properties, real estate-related depreciation and amortization and after adjustments for our share of consolidated and unconsolidated entities. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Funds from Operations” for considerations on how to review this metric.

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

For the six months ended June 30, 2022, and the year ended December 31, 2021, we paid aggregate distributions to common stockholders and limited partnership unitholders of $20.8 million and $20.2 million, including $19.8 million and $20.1 million of distributions paid in cash and $1.0 million and $0.1 million of distributions reinvested through our distribution reinvestment plan, respectively. Our net loss for the six months ended June 30, 2022 and the year ended December 31, 2021 was $19.9 million and $106.9 million, respectively. Cash used in operating activities were $7.2 million for the six months ended June 30, 2022, and cash flows provided by operating activities were $5.4 million for the year ended December 31, 2021. We funded our total distribution paid during the six months ended June 30, 2022, which includes net cash distributions and distribution reinvestment by stockholders, with $7.6 million prior period cash provided by operating activities, $2.6 million from additional borrowings, $9.6 million from offering proceeds, and $1.0 million of offering proceeds from issuance of common stock pursuant to the DRP. We funded our total distributions paid for the year ended December 31, 2021, which includes net cash distributions and distributions reinvested by stockholders, with $11.1 million prior period cash provided by operating activities, $5.0 million from additional borrowings, $4.0 million from offering proceeds, and $0.1 million of offering proceeds from issuance of common stock pursuant to the DRP.

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

Repurchases of common stock or CROP units our advisor or the Special Limited Partner elects to receive in lieu of fees or distributions will reduce cash available for distribution to our stockholders.

Our advisor or the Special Limited Partner may choose to receive our common stock or CROP units in lieu of certain fees or distributions. Under certain circumstances CROP units or shares of our common stock received in payment of the management fee are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or CROP units from our advisor paid to our advisor as a management fee are not subject to the monthly and quarterly volume limitations or the early repurchase deduction, and such repurchases may receive priority over other shares submitted for repurchase during such period. Repurchases of our shares or CROP units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to any requirement that the units be held for at least one year but are subject to the other provisions regarding the exchange right as contemplated by the CROP partnership agreement.

We disclose FFO, a non-GAAP financial measure, in communications with investors, including documents filed with the SEC. However, FFO is not equivalent to our net income or loss as determined under GAAP, and is not a complete measure of our financial position and results of operations.

We use, and we disclose to investors, FFO, which is considered a non-GAAP financial measure. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Funds from Operations.” FFO is not equivalent to our net income or loss as determined in accordance with GAAP. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and impairment of depreciable real estate, and adds back real estate-related depreciation and amortization.

No single measure can provide investors with sufficient information and investors should consider all of our disclosures as a whole in order to adequately understand our financial position, liquidity and results of operations. Because of the differences between FFO and GAAP net income or loss, FFO may not be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO is not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO as an alternative to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO. Also, because not all companies calculate this type of measure the same way, comparisons with other companies may not be meaningful.

Our UPREIT structure may result in potential conflicts of interest with limited partners in CROP whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as the sole member of the sole general partner, have fiduciary duties under Delaware law to CROP and to the limited partners in connection with the management of CROP. Our duties as general partner of CROP and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership agreement for the partnership. The CROP partnership agreement provides that, for so long as we own a controlling interest in CROP, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.

Additionally, the CROP partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to CROP for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, CROP is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law and to the extent indemnification is not prohibited under Article XVI of our charter, from and against any and all claims arising from operations of CROP, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the CROP partnership agreement that purport to waive or restrict our fiduciary duties.

We expect that as of December 31, 2023, we will no longer be an emerging growth company.

We expect to no longer qualify as an emerging growth company as of December 31, 2023. Accordingly, we will become subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. We expect that the loss of emerging growth company status and compliance with the additional requirements of not being an emerging growth company will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements.

Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our development projects, any of which could have a negative effect on our results of operations.

The construction and building industry, similar to many other industries, has recently experienced worldwide supply chain disruptions due to a multitude of factors that are beyond our control, including the COVID-19 pandemic, and such disruptions may continue to occur. Materials, parts and labor have also increased in cost over the recent past, sometimes significantly and over a short period of time. Our development projects as well as small-scale construction projects, such as building renovations and maintenance or and tenant improvements required under leases are a routine and necessary part of our business. We may incur costs for our development projects or routine maintenance at our properties that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete our development projects on schedule due to supply chain disruptions or labor shortages.

Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.

Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on any floating rate mortgages, credit facility and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue.

The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. Currently, a greater portion of our debt is fixed-rate and will not reset as interest rates rise. However, borrowings under our floating rate mortgages and variable rate revolving credit facility bear interest at a floating-rate based on LIBOR or SOFR. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate protection agreements, such increases will result in higher debt service costs which will adversely affect our cash flows.

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

Pursuant to the tax protection agreement between CROP and High Traverse Holdings, LLC (“HT Holdings”), a Delaware limited liability company, which is beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin, each of who are our executive officers and some of whom are our directors, (the “CROP Tax Protection Agreement”), CROP has agreed, until May 7, 2031, to indemnify HT Holdings (including Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin, as beneficial owners of HT Holdings, and their affiliated trusts and certain other entities) (collectively, the “protected partners”) against certain tax consequences of a taxable transfer of all or any portion of the properties that are owned by CROP or any of its subsidiaries as of the closing date of our merger with CROP, subject to certain conditions and limitations. We estimate the maximum potential liability associated with the CROP Tax Protection Agreement to be $39.9 million. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate. These indemnification obligations could prevent CROP from selling its properties at times and on terms that are in the best interest of CROP, us and the respective equity owners of CROP and us and any indemnification payments that may become payable could be a significant expense for CROP and us. In addition, at any time after the closing (including after expiration of the tax protection term), each protected partner and CROP will have the right to exercise an in-kind redemption transaction (i.e., a redemption of all of the protected partner’s interest in CROP in exchange for one or more assets of CROP at the then-current market price). This would eliminate CROP’s indemnification obligations to the protected partner(s). The protected partners will have the right to select the assets of CROP necessary to effectuate the in-kind redemption transaction, subject to certain limitations. If an in-kind redemption transaction is effectuated, CROP’s portfolio may become less geographically diverse and thus subject to greater market risk, and CROP may be required to transfer some of its prime assets to the protected partner(s).

In addition, CROP has entered and may in the future into tax indemnification agreements with certain persons who contributed their interests in properties to CROP in exchange for CROP Common Units. These current agreements provide that CROP will indemnify such contributors against certain tax consequences of a taxable sale of the property contributed by such contributors through 2025, subject to certain conditions and limitations. We estimate the maximum potential liability associated with these tax indemnification agreements to be $31.5 million. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate. Future tax indemnification agreements entered by CROP may extend such obligations beyond 2025. The obligations of CROP under these and future indemnification agreements may constrain CROP with respect to deciding to dispose of a particular property and may also result in financial obligations for us.

Changes recently made to the U.S. tax laws could have a negative impact on our business.

The Tax Cuts and Jobs Act, Pub. L. No. 115-97 (December 22, 2017) (the “Tax Act”) made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. The Tax Act includes only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).

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

In addition, the Biden administration and members of Congress have proposed various changes to the U.S. federal tax regime, including an increase in the U.S. federal corporate income tax rate from the current 21% rate to, in various proposals, 26.5% or 28%. Congress is currently working on draft legislation, that may include the proposed or other changes to the U.S. federal tax law; however, it is not yet clear what changes will be made or when, or what impact any such changes will have on the company. Prospective investors are urged to consult with their tax advisors with respect to the status any regulatory or administrative developments and proposals and their potential effect on investment.

Risks Related to the CMOF Merger

The merger consideration will not be adjusted in the event of any change in the relative values of CMOF or us.

Upon the consummation of the CMOF Merger, each outstanding share of CMOF common stock will be converted automatically into the right to receive 0.8669 shares of our Class A common stock. The merger consideration will not be adjusted, other than in the limited circumstances as expressly contemplated in the CMOF Merger Agreement in connection with stock splits, combinations, reclassifications, reorganizations, merger or exchange or similar transaction, or a stock dividend having a record date between the date of the CMOF Merger Agreement and the effective time of the CMOF Merger, such that the issued and outstanding shares of CMOF common stock, CMOF OP partnership units, securities convertible or exchangeable into or exercisable for shares of CMOF common stock or CMOF OP partnership units, our Class A common stock or CROP common units have been changed into a different number of shares or other securities or a different class.

Completion of the CMOF Merger is subject to many conditions and if these conditions are not satisfied or waived, the merger will not be completed, which could result in the expenditure of significant unrecoverable transaction costs.

The completion of the CMOF Merger is subject to many conditions, which must be satisfied or waived in order to complete the CMOF Merger. The mutual conditions of the parties include, among others, (i) the approval by holders of CMOF common stock of the Company Merger, (ii) the absence of any judgment, injunction, order or decree issued by any governmental authority of competent jurisdiction prohibiting the consummation of the CMOF Merger, and the absence of any law that has been enacted, entered, promulgated or enforced by any governmental authority after the date of the CMOF Merger Agreement that prohibits, restrains, enjoins or makes illegal the consummation of the CMOF Merger or the other transactions contemplated by the CMOF Merger Agreement, and (iii) the effectiveness of the Form S-4 to be filed by us for purposes of registering shares of our Class A common stock to be issued in connection with the Company Merger. In addition, each party’s obligation to consummate the CMOF Merger is subject to certain other conditions, including, among others, (a) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions), (b) the other party’s compliance with its covenants and agreements contained in the CMOF Merger Agreement (subject to customary materiality qualifiers), (c) the absence of any change, event, circumstance or development arising during the period from the date of the CMOF Merger Agreement until the effective time of the CMOF Merger that has had or would have a material adverse effect on the other party, (d) the receipt of an opinion of counsel for us to the effect that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT and (f) the receipt of an opinion of counsel of each party to the effect that the Company merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

There can be no assurance that the conditions to closing of the CMOF Merger will be satisfied or waived or that the CMOF Merger will be completed. Failure to consummate the CMOF Merger may adversely affect our results of operations and business prospects for the following reasons, among others, (i) we have incurred and will continue to incur certain transaction costs, regardless of whether the CMOF Merger closes, which could adversely affect our financial condition, results of operations and ability to make distributions to our stockholders and (ii) the CMOF Merger, whether or not it closes, will divert the attention of certain management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us, respectively. In addition, we may terminate the CMOF Merger Agreement under certain circumstances, including, among other reasons, if the merger is not completed by the April 8, 2023.

The pendency of the CMOF Merger, including as a result of the restrictions on the operation of our business during the period between signing the merger agreement and the completion of the CMOF Merger, could adversely affect our business and operations.

In connection with the pending CMOF Merger, some of our business partners or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the CMOF Merger is completed. In addition, due to operating covenants in the CMOF Merger Agreement, we may be unable, during the pendency of the CMOF Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

The Company Merger is subject to approval by CMOF stockholders.

In order for the CMOF Merger to be completed, CMOF stockholders must approve the Company Merger, which requires the affirmative vote of the holders of at least a majority of the outstanding shares of CMOF common stock entitled to vote on the Company Merger. If the merger is not approved by the stockholders by April 8, 2023, either party can terminate the CMOF Merger Agreement, in which case the CMOF Merger would not be consummated.

In certain circumstances, either of CMOF or us may terminate the CMOF Merger Agreement.

CMOF or us may terminate the CMOF Merger Agreement by mutual written consent, if the CMOF Merger has not been consummated by April 8, 2023, if a final and non-appealable order is entered permanently restraining or otherwise prohibiting the transaction, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or upon the failure to obtain the required approval of the CMOF stockholders. In addition, CMOF has the right to terminate the CMOF Merger Agreement at any time prior to obtaining the required approval of the CMOF stockholders in order to accept a Superior Proposal (as defined in the CMOF Merger Agreement), provided that CMOF has complied with the terms of the CMOF Merger Agreement regarding termination in this circumstance. CMOF may also terminate the CMOF Merger Agreement if we have failed to consummate the CMOF Merger on or after the closing date within three business days of receipt of written notice by CMOF. We have the right to terminate the merger agreement at any time prior to obtaining the required approval of the CMOF stockholders upon an Adverse Recommendation Change (as defined in the CMOF Merger Agreement) made by the board of directors of CMOF, if CMOF has failed to publicly recommend against any tender offer or exchange offer for CMOF common stock that constitutes an Acquisition Proposal (as defined in the CMOF Merger Agreement) within ten business days of the offer, if the board of directors of CMOF has failed to publicly reaffirm its recommendation in favor of the CMOF Merger within a certain time following the public announcement of an Acquisition Proposal, if CMOF enters into an alternative acquisition agreement, or if CMOF has breached or failed to comply with the non-solicitation provisions in the CMOF Merger Agreement.

We expect to incur substantial expenses related to the merger.

We expect to incur substantial expenses in connection with completing the CMOF Merger. Although we have assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the CMOF Merger could, particularly in the near term, exceed the savings that we expect to achieve following the completion of the CMOF Merger.

Litigation challenging the CMOF Merger may increase transaction costs and prevent it from becoming effective or from becoming effective within the expected time frame.

If any stockholder files a lawsuit challenging the CMOF Merger, we can provide no assurances as to the outcome of any such lawsuit, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If plaintiffs are successful in obtaining an injunction prohibiting us from completing the CMOF Merger on the agreed-upon terms, such an injunction may prevent the completion of the CMOF Merger in the expected time frame or may prevent it from being completed altogether. Whether or not any such plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operations of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

Under our share repurchase program, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the opening of the last calendar day of that month (a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that depending on the class of shares requested to be repurchased and how long the shares have been outstanding, the shares may be repurchased at a discount to the transaction price (an “Early Repurchase Deduction”) as described in the Share Repurchase Program which is filed as exhibit 99.1 to this report, subject to certain limited exceptions. Settlements of share repurchases will generally be made within three business days of the Repurchase Date.

The total amount of aggregate repurchases of our Class T, Class D, Class I, Class A and Class TX shares (all of our classes of common stock) is limited to no more than 2% of the aggregate NAV of our common stock outstanding per month and no more than 5% of our aggregate NAV of our common stock outstanding per calendar quarter.

Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the company as a whole, we may choose to repurchase fewer shares in any particular month than have been requested to be repurchased, or none at all. Further, our board of directors may modify and suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our stockholders. In the event that we determine to repurchase some but not all of the shares submitted for repurchase during any month, shares repurchased at the end of the month will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase plan, as applicable.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no repurchase requests will be accepted for such month and stockholders who wish to have their shares repurchased the following month must resubmit their repurchase requests.

During the three months ended June 30, 2022, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
April 2022	29,521	0.1100263%	$18.3703	—
May 2022	81,015	0.2883072%	$18.8746	—
June 2022	189,280	0.6305921%	$18.6312	—
Total	299,816

(1) All shares have been repurchased pursuant to our share purchase program.
(2) Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares of our common stock outstanding, in each case, based on our NAV as of the last calendar day of the prior month. Pursuant to our share repurchase program, we may repurchase up to 2% of the aggregate NAV of our common stock outstanding per month and 5% of the aggregate NAV of our common stock outstanding per calendar quarter.

(3) All repurchase requests under our share repurchase plan were satisfied. We funded our repurchases with cash available from operations, financing activities and capital raising activities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Amendments to Block C and Jasper Operating Agreements

On June 28, 2022, we, through our indirect subsidiaries, admitted the Affiliated Members as members in Block C and Jasper. On August 11, 2022, we amended and restated the operating agreement of Block C (the “Block C Agreement”) and Jasper (the “Jasper Agreement,” and together with the Block C Agreement, the “Agreements”) to reflect additional terms related to the admission of the Affiliated Members, among other things. The Block C Agreement provides that Block C QOF, a joint venture between CROP and Cottonwood Capital Management, Inc. and managed by CROP (“Block C QOF”), CROP, CMOF OP and Brickyard QOF will act as co-managers with CROP managing the day-to-day operations of Block C. The Jasper Agreement provides that Block C QOF and Brickyard QOF will act as co-managers with Block C QOF managing the day-to-day operations of Jasper. Each of the Brickyard Agreement and the Jasper Agreement include the following terms. The unanimous consent of the managers is required for company actions, and certain major decisions, including decisions impacting mergers and whether Block C and Jasper maintain their Qualified Opportunity Fund status, also require a majority approval of the members. In addition, after December 31, 2032, a manager may unilaterally require the company to take its development project(s) to market for sale, while the other managers of the company will have the first right of refusal to purchase the development project(s) if triggered before December 31, 2037 or the first right of offer to purchase the development project(s) if triggered on or after December 31, 2037. CROP or its affiliate is entitled to receive a development fee in an amount equal to 3% of the total development hard and soft costs for the development project(s) and CROP Property Management, LLC or its affiliate is entitled to receive a property management fee in an amount equal to 2.5% of the gross revenues of the development project(s).

See footnote 2 to the “Land Held for Development” table included in PART I. Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations — Our Investments” for additional information regarding the ownership in the Affiliated Members and their respective ownership in Block C and Jasper.

Entry Into Coworking Space Design Agreement with APT Cowork, LLC

On August 9, 2022, our conflicts committee approved a form of Coworking Space Design Agreement to be entered by and between the property-owning limited liability company (“Landlord”), which will be a subsidiary of CROP, and APT Cowork, LLC (“APT”), an entity in which our officers and directors have a direct or indirect ownership interest as follows: Glenn Rand (21.49%), Daniel Shaeffer (21.46%), Chad Christensen (21.46%), Gregg Christensen (8.89%), Eric Marlin (6.71%), Enzio Cassinis (5.25%), Adam Larson (2.81%), Susan Hallenberg (2.18%), Paul Fredenberg (1.83%), and Stan Hanks (1.06%). The form of agreement provides the terms on which APT may design and upgrade the amenities for the common areas at certain of our multifamily properties. The Coworking Space Design Agreement provides that in exchange for advising on coworking improvements at Landlord’s property, Landlord will pay APT a one-time design and project management fee of $60,000, which may be increased up to $75,000 depending on the scope of the project. Upon approval of the form agreement, we entered a Coworking Space Design Agreement with respect to seven of our properties. We expect to enter Coworking Space Design agreements for an additional 18 of our properties over the next six months.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of January 26, 2021, by and among the Company, Cottonwood Communities O.P., LP, Cottonwood Communities GP Subsidiary, LLC, Cottonwood Residential O.P., LP and Cottonwood Residential II, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 1, 2021

2.2
Agreement and Plan of Merger, dated as of January 26, 2021, by and among the Company, Cottonwood Communities O.P, LP, Cottonwood Communities GP Subsidiary, LLC, Cottonwood Multifamily REIT I O.P., LP and Cottonwood Multifamily REIT I, Inc., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed February 1, 2021

2.3
Agreement and Plan of Merger, dated as of January 26, 2021, by and among the Company, Cottonwood Communities O.P., LP, Cottonwood Communities GP Subsidiary, LLC, Cottonwood Multifamily REIT II O.P., LP and Cottonwood Multifamily REIT II, Inc., incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed February 1, 2021

2.4
Agreement and Plan of Merger, dated as of July 8, 2022, by and among the Company, Cottonwood Multifamily Opportunity Fund, Inc., Cottonwood Multifamily Opportunity O.P., LP, Cottonwood Residential O.P., LP and Cottonwood Communities GP Subsidiary, LLC, incorporated by reference to Exhibit 2.4 to the Company’s Post-Effective Amendment no. 10 to its Registration Statement on Form S-11 (No. 333-258754) filed July 12, 2022

3.1
Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018

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

3.14	Articles Supplementary for the Series 2019 Preferred Stock (incorporated by reference to Exhibit 3.1 on Form 8-K (No. 000-56165) filed October 18, 2021)
3.15	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 20, 2021)
3.16	Articles Supplementary for the Series 2019 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2022)
3.17	Articles Supplementary for the Series 2016 Preferred Stock and 2017 Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report Form 8-K filed July 6, 2022

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
10.1
Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2022

10.2
Renewal Agreement dated May 7, 2022 by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC with respect to Reimbursement and Cost Sharing Agreement dated May 7, 2021, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2022

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

Dated: August 12, 2022