Form 10-Q
period 2022-09-30
Cottonwood Communities, Inc.
filed 2022-11-09
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 7, 2022, there were 4,667,667 shares of the registrant’s Class T common stock, 25,818 shares of the registrant's Class D common stock, 3,767,134 shares of the registrant's Class I common stock, and 27,065,790 shares of the registrant’s Class A common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)
Real estate assets, net	$1,702,432	$1,408,483
Investments in unconsolidated real estate entities	126,597	190,733
Investments in real-estate related loans	—	13,035
Cash and cash equivalents	63,045	27,169
Restricted cash	33,509	18,221
Other assets	32,049	29,249
Total assets	$1,957,632	$1,686,890
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$993,180	$642,107
Construction loans, net	87,638	116,656
Preferred stock, net	120,320	245,268
Unsecured promissory notes, net	43,443	43,543
Performance participation allocation due to affiliate	31,160	51,761
Accounts payable, accrued expenses and other liabilities	71,217	46,886
Total liabilities	1,346,958	1,146,221
Commitments and contingencies (Note 12)
Equity and noncontrolling interests
Stockholders' equity
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,299,100 shares issued and outstanding at September 30, 2022. No Class T shares were outstanding at December 31, 2021.	43	—
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 7,361 shares issued and outstanding at September 30, 2022. No Class D shares were outstanding at December 31, 2021.	—	—
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 3,236,141 and 151,286 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	32	2
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 27,116,703 and 23,445,174 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	271	234
Common stock, Class TX shares, $0.01 par value, 50,000,000 shares authorized; zero and 17,520 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in capital	413,328	252,035
Accumulated distributions	(31,822)	(17,273)
Accumulated deficit	(70,600)	(55,864)
Total stockholders' equity	311,252	179,134
Noncontrolling interests
Limited partners	266,836	291,258
Partially owned entities	32,586	70,277
Total noncontrolling interests	299,422	361,535
Total equity and noncontrolling interests	610,674	540,669
Total liabilities, equity and noncontrolling interests	$1,957,632	$1,686,890

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Rental and other property revenues	$32,959	$26,708	$88,382	$46,723
Property management revenues	2,829	3,487	8,655	5,607
Other revenues	2,295	365	3,544	887
Total revenues	38,083	30,560	100,581	53,217
Operating expenses
Property operations expense	12,444	10,210	32,705	18,362
Property management expense	4,323	4,373	13,863	6,925
Asset management fee	4,622	2,392	12,761	4,720
Performance participation allocation	1,081	29,524	31,160	35,979
Depreciation and amortization	14,289	27,716	37,549	43,536
General and administrative expenses	3,938	2,978	10,513	7,747
Total operating expenses	40,697	77,193	138,551	117,269
Loss from operations	(2,614)	(46,633)	(37,970)	(64,052)
Equity in earnings (losses) of unconsolidated real estate entities	1,982	(1,154)	8,705	(855)
Interest income	23	64	47	201
Interest expense	(13,296)	(9,229)	(36,100)	(16,382)
Gain on sale of unconsolidated real estate entities	176	—	7,810	—
Promote from incentive allocation agreement	—	—	30,309	—
Loss on debt extinguishment, net	—	—	(481)	—
Other income (expense)	1,913	(97)	3,732	(78)
Loss before income taxes	(11,816)	(57,049)	(23,948)	(81,166)
Income tax (expense) benefit	(511)	38	(8,261)	(255)
Net loss	(12,327)	(57,011)	(32,209)	(81,421)
Net loss attributable to noncontrolling interests:
Limited partners	6,198	31,153	16,778	43,936
Partially owned entities	241	2,312	694	4,925
Net loss attributable to common stockholders	$(5,888)	$(23,546)	$(14,737)	$(32,560)

Weighted-average common shares outstanding	29,733,453	21,927,155	27,199,948	15,586,067
Net loss per common share - basic and diluted	$(0.20)	$(1.07)	$(0.54)	$(2.09)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands, except share data)

	Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Common Stock Class T	Common Stock Class D	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at January 1, 2022	$—	$—	$2	$234	$—	$252,035	$(17,273)	$(55,864)	$179,134	$291,258	$70,277	$540,669
Issuance of common stock	14	—	4	—	—	32,912	—	—	32,930	—	—	32,930
Offering costs	—	—	—	—	—	(2,958)	—	—	(2,958)	—	—	(2,958)
Distribution reinvestment	—	—	—	—	—	464	—	—	464	—	—	464
Common stock/OP Units repurchased	—	—	—	(2)	—	(3,106)	—	—	(3,108)	(286)	—	(3,394)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	662	662
Share-based compensation	—	—	—	—	—	—	—	—	—	865	—	865
Distributions to investors	—	—	—	—	—	—	(4,314)	—	(4,314)	(5,460)	(4,073)	(13,847)
Net loss	—	—	—	—	—	—	—	(3,005)	(3,005)	(3,828)	(55)	(6,888)
Balance at March 31, 2022	14	—	6	232	—	279,347	(21,587)	(58,869)	199,143	282,549	66,811	548,503
Issuance of common stock	15	—	12	—	—	53,522	—	—	53,549	—	—	53,549
Offering costs	—	—	—	—	—	(4,211)	—	—	(4,211)	—	—	(4,211)
Distribution reinvestment	—	—	—	1	—	656	—	—	657	—	—	657
Common stock/OP Units repurchased	—	—	—	(3)	—	(5,591)	—	—	(5,594)	(445)	—	(6,039)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	(210)	15,444	15,234
Share-based compensation	—	—	—	—	—	—	—	—	—	941	—	941
Distributions to investors	—	—	—	—	—	—	(4,765)	—	(4,765)	(5,558)	(122)	(10,445)
Net loss	—	—	—	—	—	—	—	(5,843)	(5,843)	(6,752)	(398)	(12,993)
Balance at June 30, 2022	29	—	18	230	—	323,723	(26,352)	(64,712)	232,936	270,525	81,735	585,196
Issuance of common stock	14	—	13	—	—	56,798	—	—	56,825	—	—	56,825
Offering costs	—	—	—	—	—	(4,748)	—	—	(4,748)	—	—	(4,748)
Distribution reinvestment	—	—	—	—	—	583	—	—	583	—	—	583
Exchanges and transfers	—	—	2	—	—	3,382	—	—	3,384	(3,384)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	2,930	—	2,930
CMOF Merger	—	—	—	43	—	39,393	—	—	39,436	8,273	(49,178)	(1,469)
Common stock/OP Units repurchased	—	—	(1)	(2)	—	(5,803)	—	—	(5,806)	(602)	—	(6,408)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	386	386
Share-based compensation	—	—	—	—	—	—	—	—	—	938	—	938
Distributions to investors	—	—	—	—	—	—	(5,470)	—	(5,470)	(5,646)	(116)	(11,232)
Net loss	—	—	—	—	—	—	—	(5,888)	(5,888)	(6,198)	(241)	(12,327)
Balance at September 30, 2022	$43	$—	$32	$271	$—	$413,328	$(31,822)	$(70,600)	$311,252	$266,836	$32,586	$610,674

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
(in thousands, except share data)

	Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Common Stock Class T	Common Stock Class D	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at January 1, 2021	$—	$—	$—	$122	$—	$121,677	$(7,768)	$(11,948)	$102,083	$—	$—	$102,083
Share-based compensation	—	—	—	—	—	45	—	—	45	—	—	45
Distributions to investors	—	—	—	—	—	—	(1,511)	—	(1,511)	—	—	(1,511)
Net loss	—	—	—	—	—	—	—	(3,010)	(3,010)	—	—	(3,010)
Balance at March 31, 2021	—	—	—	122	—	121,722	(9,279)	(14,958)	97,607	—	—	97,607
CRII Merger	—	—	—	4	—	4,654	—	—	4,658	363,278	221,656	589,592
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	83	83
Share-based compensation	—	—	—	—	—	—	—	—	—	421	—	421
Other	—	—	—	—	—	(200)	—	—	(200)	—	—	(200)
Distributions to investors	—	—	—	—	—	—	(1,546)	—	(1,546)	(2,312)	(1,256)	(5,114)
Net loss	—	—	—	—	—	—	—	(6,004)	(6,004)	(12,783)	(2,613)	(21,400)
Balance at June 30, 2021	—	—	—	126	—	126,176	(10,825)	(20,962)	94,515	348,604	217,870	660,989
CMRI Merger	—	—	—	58	—	70,036	—	—	70,094	—	(79,447)	(9,353)
CMRII Merger	—	—	—	52	—	57,324	—	—	57,376	—	(63,752)	(6,376)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	567	567
Share-based compensation	—	—	—	—	—	—	—	—	—	552	—	552
Common stock/OP Units repurchased	—	—	—	(1)	—	(838)	—	—	(839)	(1,440)	—	(2,279)
Other	—	—	—	—	—	(863)	—	—	(863)	—	—	(863)
Distributions to investors	—	—	—	—	—	—	(2,816)	—	(2,816)	(3,961)	(95)	(6,872)
Net loss	—	—	—	—	—	—	—	(23,546)	(23,546)	(31,153)	(2,312)	(57,011)
Balance at September 30, 2021	$—	$—	$—	$235	$—	$251,835	$(13,641)	$(44,508)	$193,921	$312,602	$72,831	$579,354

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,209)	$(81,421)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,549	43,536
Gain on sale of investments in unconsolidated real estate entities	(7,810)	—
Share-based compensation	2,743	1,018
Other operating	4,802	1,150
Loss on debt extinguishment	481	—
Equity in earnings (losses) of unconsolidated real estate entities	(8,705)	855
Distributions from unconsolidated real estate entities - return on capital	8,389	2,936
Changes in operating assets and liabilities:
Other assets	(2,647)	(431)
Performance participation allocation	31,160	35,979
Performance participation allocation payment	(51,761)	—
Accounts payable, accrued expenses and other liabilities	19,609	7,220
Net cash provided by operating activities	1,601	10,842
Cash flows from investing activities:
Acquisitions of real estate, net of cash acquired	(148,216)	—
Settlement of related party notes and liabilities assumed with the CMOF Merger	(1,469)	—
Cash, cash equivalents and restricted cash acquired in connection with the CRII Merger	—	51,943
Capital expenditures and development activities	(77,235)	(50,625)
Investments in unconsolidated real estate entities	(197)	(12,909)
Proceeds from sale of investments in unconsolidated real estate entities	28,910	—
Distributions from unconsolidated real estate entities - return on capital	38,769	—
Contributions to investments in real-estate related loans	—	(10,871)
Proceeds from settlement of investments in real-estate related loans	13,000	9,332
Other investing activities	—	941
Net cash used in investing activities	(146,438)	(12,189)

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Principal payments on mortgage notes	(1,186)	(195)
Borrowings from revolving credit facility	168,000	8,500
Repayments on revolving credit facility	(141,000)	(15,000)
Borrowings under mortgage notes and term loans	469,976	—
Repayments of mortgage notes and term loans	(231,177)	—
Deferred financing costs on mortgage notes and term loans	(5,067)	—
Borrowings from construction loans	30,642	37,816
Repayments of construction loans	(59,660)	—
Proceeds from issuance of Series 2019 Preferred Stock	15,472	52,267
Redemption of preferred stock	(142,720)	(1,006)
Offering costs paid on issuance of preferred stock	(1,708)	(5,496)
Proceeds from issuance of common stock	145,008	—
Repurchase of common stock/OP Units	(15,840)	(2,279)
Offering costs paid on issuance of common stock	(11,918)	—
Contributions from noncontrolling interests	11,935	—
Distributions to common stockholders	(13,842)	(6,382)
Distributions to noncontrolling interests - limited partners	(16,507)	(6,260)
Distributions to noncontrolling interests - partially owned entities	(4,311)	(1,383)
Other financing activities	(96)	(834)
Net cash provided by financing activities	196,001	59,748
Net increase in cash and cash equivalents and restricted cash	51,164	58,401
Cash and cash equivalents and restricted cash, beginning of period	45,390	4,633
Cash and cash equivalents and restricted cash, end of period	$96,554	$63,034

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$63,045	$41,313
Restricted cash	33,509	21,721
Total cash and cash equivalents and restricted cash	$96,554	$63,034

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of non-cash investing and financing activities:
CMOF Merger
CMOF related party notes assumed	$1,327	$—
Net other liabilities assumed	$142	$—
Cottonwood Ridgeview Acquisition
Real estate assets, net of cash acquired	$62,636	$—
Mortgage note	$58,192	$—
Other assets and liabilities assumed, net	$642	$—
Value of OP Units issued for real estate assets	$2,930	$—
Cottonwood Clermont Acquisition
Assumption of mortgage note	$35,521	$—
CRII Merger
Fair value of assets acquired and liabilities assumed with the CRII Merger:
Real estate assets	$—	$1,291,030
Investments in unconsolidated real estate entities	$—	$120,775
Intangibles	$—	$32,122
Debt	$—	$734,852
Preferred stock	$—	$143,979
Other assets acquired	$—	$62,147
Other liabilities assumed	$—	$40,926
Fair value of equity issued to CRII Shareholders in the CRII Merger	$—	$4,658
Fair value of noncontrolling interests from the CRII Merger	$—	$581,659
CMRI Merger
Settlement of promote upon closing of the CMRI Merger	$—	$5,585
Settlement of CMRI promissory notes and interest with CROP	$—	$1,545
Net liabilities assumed with the CMRI Merger	$—	$2,223
CMRII Merger
Settlement of promote upon closing of the CMRII Merger	$—	$2,424
Settlement of CMRII promissory notes and interest with CROP	$—	$2,475
Net liabilities assumed with the CMRII Merger	$—	$1,477

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

From August 13, 2018 to December 22, 2020 we conducted an initial public offering of our common stock (the “Initial Offering”), for which we raised gross proceeds of $122.0 million. The Initial Offering ended in December 2020 as we pursued the 2021 Mergers described below. On November 4, 2021, after the 2021 Mergers (defined below) were completed, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of September 30, 2022, we have raised gross proceeds of $147.7 million from the Follow-on Offering, including proceeds from the DRP Offering.

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

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of September 30, 2022, our portfolio consists of ownership interests or structured investment interests in 33 multifamily apartment communities with a total of 9,620 units, including 1,073 units in three multifamily apartment communities in which we have a structured investment interest and another 738 units in three multifamily apartment communities under construction or recently completed and in lease-up. In addition, we have an ownership interest in four land sites planned for development.

Cottonwood Multifamily Opportunity Fund, Inc. Merger

On July 8, 2022, we entered into an agreement and plan of merger with Cottonwood Multifamily Opportunity Fund, Inc. (“CMOF”) and its operating partnership (the “CMOF OP”) to merge CMOF with and into our wholly owned subsidiary and the CMOF OP with and into CROP through the exchange of stock-for-stock and units-for-units (the “CMOF Merger”). The CMOF Merger closed on September 27, 2022.

CMOF stockholders received 0.8669 shares of our Class A common stock in exchange for each share of their CMOF common stock. We issued 4,335,367 shares of Class A common stock in connection with the CMOF Merger, at an aggregate value of $89.7 million on the close date.

In connection with the merger of the CMOF OP with and into CROP, the CMOF OP partnership units outstanding held by third parties were converted into CROP common units at the same ratio as the common stock.

CROP was a joint venture partner with CMOF in all three of CMOF’s investments: Park Avenue (development project), Cottonwood on Broadway (development project) and Block C (land held for development). Following the CMOF Merger, we acquired CMOF’s interest in these joint ventures, increasing our percentage ownership interest in the joint ventures as follows: Park Avenue, 100.0%, Cottonwood on Broadway, 100.0% and Block C, 79.0%. The remaining interest in the Block C joint venture is held either directly or indirectly by certain officers or directors, as well as certain employees of CROP and our advisor or its affiliates as discussed in Note 10. The three development projects we acquired additional interests in with the CMOF Merger were already consolidated by us.

The 2021 Mergers

On January 26, 2021, we entered into stock-for-stock and unit-for-unit merger agreements with three affiliated REITs. The merger with Cottonwood Residential II, Inc. (“CRII,” the “CRII Merger”) closed on May 7, 2021. The merger with Cottonwood Multifamily REIT I, Inc. (“CMRI,” the “CMRI Merger”) closed on July 7, 2021. The merger with Cottonwood Multifamily REIT II, Inc. (“CMRII,” the “CMRII Merger”) also closed on July 7, 2021. We refer to the CRII Merger, the CMRI Merger and the CMRII Merger as the “2021 Mergers.”
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

Organization and Offering Costs

Organization and offering costs in the Follow-on Offering are paid by purchasers of the shares through an adjustment to the purchase price of the share or their distribution (depending on the class of share purchased) or by us. They are recorded as an offset to equity. As of September 30, 2022, $13.6 million in organization and offering costs had been incurred in connection with the Follow-on Offering.

Organization and offering costs in the Private Offering for our Series 2019 Preferred Stock were paid by us. They are deferred and amortized up to the redemption date through interest expense. We incurred $13.2 million of organization and offering costs related to the Private Offering, which was fully subscribed and terminated in March 2022.

Income Taxes

As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. Taxable income from activities managed through our taxable REIT subsidiary (“TRS”) are subject to federal, state and local income taxes. Provision for such taxes has been included in income tax expense on our condensed consolidated statements of operations. In 2018, CROP entered into an incentive allocation agreement with a real estate firm who bought a portfolio of twelve assets from CROP. The agreement allowed us to participate in distributions from the portfolio should returns on the portfolio exceed certain amounts. In March 2022, the firm sold the portfolio and our TRS realized a promote distribution of $30.3 million. Income tax expense accrued for this discrete item was $7.3 million. In June 2022, the taxable gain from the promote was contributed to a Qualified Opportunity Zone fund, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs act of 2017. As a result, the $7.3 million income tax payable was reclassified to a deferred tax liability. We expect that this deferred tax liability will be realized in 2026.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets (in thousands):

	September 30, 2022	December 31, 2021
Land	$267,876	$202,531
Buildings and improvements	1,346,626	1,074,126
Furniture, fixtures and equipment	52,806	37,463
Intangible assets	40,692	34,905
Construction in progress (1)	97,484	127,493
	1,805,484	1,476,518
Less: Accumulated depreciation and amortization (2)	(103,052)	(68,035)
Real estate assets, net	$1,702,432	$1,408,483

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.
(2) Includes the amortization of $33.2 million of in-place lease assets acquired with the CRII Merger over a period of six months in 2021.

CMOF Merger

The acquisition of an additional ownership interest of a consolidated entity is accounted for as an equity transaction. The three development projects we acquired additional interests in with the CMOF Merger were already consolidated by us. Accordingly, CMOF’s noncontrolling interest in the three investments was reduced by its carrying amount and the difference between the carrying amount and the consideration paid was recorded as an adjustment to our equity through additional paid-in capital as follows (in thousands, except share and per share data):

2022 Consideration	CMOF Merger
Common stock issued and outstanding	5,001,000
Exchange ratio	0.8669
CCI common stock issued as consideration	4,335,367
Per share value of CCI Common Stock	$20.7007
Fair value of CCI Common Stock issued	$89,745
Fair value of OP Units issued	8,273
Settlement of CMOF related party notes and interest	1,327
Settlement of net other liabilities of CMOF	142
Total consideration	$99,487

2022 Change in equity	CMOF Merger
Carrying amount of noncontrolling interest	$49,178
Total consideration	99,487
Additional paid in capital adjustment	$(50,309)

Fair value of CCI Common Stock issued	$89,745
Additional paid in capital adjustment	(50,309)
Total change in equity	$39,436

Asset Acquisitions

The following table summarizes the purchase price allocation of the real estate assets acquired or consolidated during the nine months ended September 30, 2022 (in thousands):

			Allocated Amounts
Property	Location	Date Consolidated	Building	Land	Land Improvements	Personal Property	Lease Intangibles	Debt Mark to Market	Total
Cottonwood Lighthouse Point	Pompano Beach, FL	6/22/22	$76,322	$13,647	$1,843	$2,011	$1,783	$—	$95,606
Cottonwood Ridgeview	Plano, TX	9/19/22	54,337	9,275	2,548	835	1,603	1,504	70,102
Cottonwood Clermont	Clermont, FL	9/21/22	67,400	5,705	5,744	1,817	1,792	3,428	85,886
			$198,059	$28,627	$10,135	$4,663	$5,178	$4,932	$251,594

The acquisition of Cottonwood Lighthouse Point was funded with debt of $48.0 million and available cash.

Cottonwood Ridgeview was consolidated when we issued 141,543 operating partnership units in CROP (“OP Units) to acquire the remaining 9.5% tenant-in-common interests in the property. The value of the OP Units was $2.9 million on the close date. Cottonwood Ridgeview was previously accounted for as an equity method investment.

The acquisition of Cottonwood Clermont was funded through an assumed loan of $35.5 million and available cash.

In asset acquisitions, assets and liabilities are recorded at relative fair value. The weighted-average amortization period for the intangible lease assets acquired in connection with these acquisitions is 0.5 years.

Galleria Land Purchase

On September 20, 2022, we acquired 26 acres of land for future development in Murray, Utah for $28.5 million.

Block C

On June 28, 2022, Block C, an early-stage development joint venture with CMOF, was recapitalized. Entities affiliated with us and our advisor contributed capital to the joint venture and were admitted as members. We contributed additional funds to obtain a controlling interest and consolidated the joint venture, which had previously been recorded as an equity method investment. On September 27, 2022, we acquired CMOF’s interest in Block C as a result of the CMOF Merger. The joint venture consists of cash, land held for development, and payables. Refer to Note 10 for further information on the Block C recapitalization.

CRII Merger

On May 7, 2021, we completed the CRII Merger, which was accounted for as a business combination in accordance with ASC 805, Business Combinations ("ASC 805"). Based on an evaluation of the relevant factors and the guidance in ASC 805, CCI was determined to be both the legal and accounting acquirer. In order to make this determination, various factors were analyzed including which entity issued its equity interests, relative voting rights, existence of noncontrolling interests, control of the board of directors, management composition, relative size, transaction initiation, operational structure, relative composition of employees, and other factors. The most significant factor identified was the relative voting rights, as CCI stockholders hold the majority of the controlling financial (voting) interests. CCI also initiated the transaction and was the entity issuing common equity interests in the merger.

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

(2) Other assets includes $32.1 million of intangible assets from the CRII Merger. Of this amount, $8.0 million relates to a promote asset which was removed upon the closing of the CMRI Merger and CMRII Merger on July 15, 2021. The remaining $24.1 million of intangible assets have a weighted-average amortization period of 8.8 years, and include $22.2 million related to the acquisition of CRII's property management and ancillary businesses (with a weighted-average amortization period of 9.2 years) and $1.9 million related to acquired disposition fees on certain properties and promotes on development assets (with a weighted-average amortization period of 3.8 years).

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

The results of operations for the CRII Merger are included in the Company's statements of operations beginning on the May 7, 2021 merger closing date onward. For the nine months ended September 30, 2022, the accompanying statements of operations include the following revenue and net income generated from the assets acquired and liabilities assumed with the CRII Merger (unaudited, in thousands):

Revenue	$91,763
Net income	$31,247

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pro forma revenue:
Historic results	$38,083	$30,560	$100,581	$53,217
CRII Merger (excluding those in historic results)	—	—	—	36,657
Total	$38,083	$30,560	$100,581	$89,874

Pro forma net loss:
Historic results	$(12,327)	$(57,011)	$(32,209)	$(81,421)
CRII Merger (excluding those in historic results)	—	16,609	—	(13,300)
Total	$(12,327)	$(40,402)	$(32,209)	$(94,721)

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

4. Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of September 30, 2022 and December 31, 2021 (in thousands):

			Balance at
Property / Development	Location	% Owned	September 30, 2022	December 31, 2021
Stabilized Assets
3800 Main (1)	Houston, TX	0% (1)	$—	$10,347
Alpha Mill (2) (3)	Charlotte, NC	28.3%	10,560	22,034
Cottonwood Bayview (2)	St. Petersburg, FL	71.0%	30,943	31,399
Cottonwood Ridgeview (4)	Plano, TX	100% (4)	—	34,352
Fox Point (2)	Salt Lake City, UT	52.8%	15,103	16,056
Toscana at Valley Ridge (2)	Lewisville, TX	58.6%	9,399	9,370
Melrose Phase II (2)	Nashville, TN	79.8%	6,408	15,523
Preferred Equity Investments
Lector85	Ybor City, FL		14,310	13,010
Vernon Boulevard	Queens, NY		19,908	18,079
Riverfront	West Sacramento, CA		19,047	16,884
Other			919	3,679
Total			$126,597	$190,733

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

(4) On September 19, 2022, we issued 141,543 OP Units to acquire the remaining 9.5% tenant-in-common interests in Cottonwood Ridgeview, bringing our ownership in Cottonwood Ridgeview to 100% and resulting in the consolidation of the property from that date onward. The value of the OP Units was $2.9 million on the close date.

Our investments in unconsolidated real estate entities for the stabilized assets above were acquired on May 7, 2021 as part of the CRII Merger. Equity in earnings (losses) for our stabilized assets for the three months ended September 30, 2022 and 2021 were $0.1 million and $(2.7) million, respectively. Equity in earnings for our stabilized assets for the nine months ended September 30, 2022 was $3.4 million. Equity in losses for our stabilized and other assets during the period from the CRII Merger closing on May 7, 2021 to September 30, 2021 was $4.8 million. During March 2022, we received $30.4 million and $8.3 million in distributions as a return of capital from debt refinances at Cottonwood Ridgeview and Melrose Phase II, respectively.

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value method. Equity in earnings for our preferred equity investments for the three months ended September 30, 2022 and 2021 were $1.8 million and $1.6 million, respectively. Equity in earnings for our preferred equity investments for the nine months ended September 30, 2022 and 2021 were $5.3 million and $3.9 million, respectively. By the end of 2021, we had fully funded our commitments on all of our preferred equity investments.

5. Investments in Real-Estate Related Loans

On June 30, 2021, we entered into a co-lender agreement to participate in a $19.5 million mezzanine loan originated for the purpose of developing a 300-unit multifamily apartment community located in Reno, Nevada (the “Integra Peaks Mezzanine Loan”). We committed a total of $13.0 million of the Integra Peaks Mezzanine Loan, with the remaining $6.5 million funded by our co-lender (an unaffiliated third party). As of December 31, 2021, we had funded all of our commitment. The Integra Peaks Mezzanine Loan bore interest of 12.0% per annum, had an original maturity date of March 30, 2024 and could be prepaid in whole or in part subject to certain limitations and a minimum multiple payment.
On September 2, 2022, the borrower prepaid the Integra Peaks Mezzanine Loan in full. Net interest income from the Integra Peaks Mezzanine Loan for the three and nine months ended September 30, 2022 was $0.3 million and $1.1 million, respectively. Net interest income for both the three and nine months ended September 30, 2021 was $0.2 million. In addition to the payment of all accrued interest, we received a minimum multiple payment of $1.8 million. Interest income and the minimum multiple on the Integra Peaks Mezzanine Loan is classified within other revenues on our condensed consolidated statements of operations.

6.    Debt
Mortgage Notes and Revolving Credit Facility
The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of September 30, 2022 and December 31, 2021 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	September 30, 2022	December 31, 2021
Fixed rate loans
Fixed rate mortgages	3.63%	5.4 Years	$528,824	$213,009
Total fixed rate loans			528,824	213,009
Variable rate loans (2)
Floating rate mortgages	4.69%	6.9 Years	426,130	407,022
Variable rate revolving credit facility (3)	4.23%	2.5 Years	47,000	20,000
Total variable rate loans			473,130	427,022
Total secured loans			1,001,954	640,031
Unamortized debt issuance costs			(5,345)	(940)
Premium on assumed debt, net			(3,429)	3,016
Mortgage notes and revolving credit facility, net			$993,180	$642,107

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

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of September 30, 2022.

Construction Loans
Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at September 30, 2022	Amount Drawn at December 31, 2021
Sugarmont (1)	(1)	(1)	(1)	$—	$59,660
Park Avenue	One-Month USD Libor + 1.75%	November 30, 2023	$37,000	37,000	29,520
Cottonwood on Broadway	One-Month USD Libor + 1.9%	May 15, 2024	44,625	36,724	27,476
Cottonwood on Highland	One-Month USD SOFR + 2.55%	May 1, 2029	44,250	13,914	—
			$125,875	$87,638	$116,656

(1) The Sugarmont construction loan was refinanced in January 2022 with a $105.0 million floating rate mortgage.
Unsecured Promissory Notes, Net
CROP issued notes to foreign investors outside of the United States. These notes are unsecured and subordinate to all of CROP's debt. Each note has two one-year extension options during which the interest rate will increase 0.25% each additional period.
    Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date	September 30, 2022	December 31, 2021
2017 6% Notes	$35,000	6.00%	December 31, 2022	$20,818	$20,918
2019 6% Notes	25,000	6.00%	December 31, 2023	22,625	22,625
	$60,000			$43,443	$43,543

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to September 30, 2022 are as follows (in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Unsecured Promissory Notes	Total
2022 (1)	$516	$37,000	$20,818	$58,334
2023 (2)	103,506	36,724	22,625	162,855
2024	1,008	—	—	1,008
2025	3,227	—	—	3,227
2026	143,516	—	—	143,516
Thereafter	750,181	13,914	—	764,095
	$1,001,954	$87,638	$43,443	$1,133,035

(1) $20.8 million of the amount maturing in 2022 relates to the amount outstanding at September 30, 2022 on our 2017 6% Unsecured Promissory Notes. The maturity date on these notes can be extended for two one-year periods to a fully-extended maturity date of December 31, 2024. An additional $37.0 million of the amount maturing in 2022 relates to the Park Avenue construction loan originally due on November 30, 2022, which was extended on October 4, 2022 to May 30, 2023. We also have the option on the Park Avenue construction loan to further extend the maturity date to November 30, 2023.

(2) $22.6 million of the amount maturing in 2023 relates to the amount outstanding at September 30, 2022 on our 2019 6% Unsecured Promissory Notes. The maturity date on these notes can be extended for two one-year periods to a fully-extended maturity date of December 31, 2025. An additional $47.0 million of the amount maturing in 2023 relates to the amount outstanding at September 30, 2022 on our variable rate revolving credit facility. The maturity date on the variable rate revolving credit facility can be extended for two one-year periods to a fully-extended maturity date of March 19, 2025, subject to the satisfaction of certain conditions.

7.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of September 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real-estate related loans	$—	$—	$13,035	$13,035

Financial Liability:
Fixed rate mortgages	$528,824	$509,085	$213,009	$216,566
Floating rate mortgages	$426,130	$421,146	$407,022	$409,377
Variable rate revolving credit facility	$47,000	$47,000	$20,000	$20,000
Construction loans	$87,638	$87,638	$116,656	$116,656
Series 2016 Preferred Stock	$—	$—	$139,996	$139,996
Series 2017 Preferred Stock	$—	$—	$2,586	$2,586
Series 2019 Preferred Stock	$127,175	$127,175	$111,863	$111,863
Unsecured promissory notes	$43,443	$43,443	$43,543	$43,543

Our investments in real-estate related loans, fixed and floating rate mortgages, variable rate revolving credit facility, construction loans, preferred stock and unsecured promissory notes are categorized as Level 3 in the fair value hierarchy.

8. Preferred Stock

Information on our preferred stock as of September 30, 2022 and December 31, 2021 is as follows:

					Shares Outstanding at
	Dividend Rate	Extension Dividend Rate	Redemption Date	Maximum Extension Date	September 30, 2022	December 31, 2021
Series 2016 Preferred Stock (1)	6.5%	7.0%	January 31, 2022	January 31, 2023	—	13,999,560
Series 2017 Preferred Stock (2)	7.5%	8.0%	January 31, 2022	January 31, 2024	—	258,550
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2023	December 31, 2025	12,717,485	11,186,301

(1) We fully redeemed our Series 2016 Preferred Stock on April 18, 2022 for $139.8 million.
(2) We fully redeemed our Series 2017 Preferred Stock immediately after the January 31, 2022 redemption date for $2.6 million.

The Private Offering for our Series 2019 Preferred Stock was fully subscribed and terminated in March 2022. We issued $15.4 million of our Series 2019 Preferred Stock in the first quarter of 2022 prior to the termination of the Private Offering. During the nine months ended September 30, 2021 we issued $52.5 million of Series 2019 Preferred Stock. During the nine months ended September 30, 2022 and 2021, we incurred $5.2 million and $2.2 million in dividends on our Series 2019 Preferred Stock, respectively. During the nine months ended September 30, 2022, we incurred $2.9 million in dividends on our Series 2016 Preferred Stock prior to their full redemption on April 18, 2022, and we incurred an insignificant amount in dividends on our Series 2017 Preferred Stock prior to their full redemption immediately after the January 31, 2022 redemption date. During the period from the CRII Merger closing on May 7, 2021 to September 30, 2021, we incurred $4.0 million and $0.1 million in dividends on our Series 2016 Preferred Stock and Series 2017 Preferred Stock, respectively.

During the nine months ended September 30, 2022, we repurchased 16,000 shares of Series 2019 Preferred Stock for $0.2 million. Additionally, we fully redeemed our Series 2017 Preferred Stock immediately after the January 31, 2022 redemption date for $2.6 million and we fully redeemed our Series 2016 Preferred Stock on April 18, 2022 for $139.8 million. During the nine months ended September 30, 2021, we repurchased 10,000 shares of Series 2019 Preferred Stock for $0.1 million and during the period from the CRII Merger closing on May 7, 2021 to September 30, 2021 we repurchased 96,490 shares of Series 2016 Preferred Stock for $0.9 million.

9. Stockholders' Equity
Common Stock

The following table details the movement in the Company's outstanding shares for each class of common stock:

	Nine Months Ended September 30, 2022
	Class T	Class D	Class I	Class A	Class TX	Total
December 31, 2021	—	—	151,286	23,445,174	17,520	23,613,980
Issuance of common stock	4,301,688	7,361	2,948,338	—	—	7,257,387
Distribution reinvestment	5,173	—	3,739	72,090	13	81,015
Exchanges and transfers (1)	—	—	163,325	17,533	(17,533)	163,325
CMOF Merger	—	—	—	4,335,367	—	4,335,367
Repurchases of common stock	(7,761)	—	(30,547)	(753,461)	—	(791,769)
September 30, 2022	4,299,100	7,361	3,236,141	27,116,703	—	34,659,305

(1) Exchanges represent the number of shares OP Unit holders have exchanged for Class I shares during the period. Transfers represent Class TX shares that were converted to Class A shares during the period.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the nine months ended September 30, 2022, we paid aggregate distributions of $15.4 million, including $13.8 million distributions paid in cash and $1.6 million of distributions reinvested through our distribution reinvestment plan.

We declared the following monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2022	$0.05833333	$0.70
February 28, 2022	$0.05916667	$0.71
March 31, 2022	$0.05916667	$0.71
April 30, 2022	$0.05916667	$0.71
May 31, 2022	$0.06000000	$0.72
June 30, 2022	$0.06083333	$0.73
July 31, 2022	$0.06083333	$0.73
August 31, 2022	$0.06083333	$0.73
September 30, 2022	$0.06083333	$0.73

Repurchases

During the nine months ended September 30, 2022, we repurchased 791,769 shares of common stock pursuant to our share repurchase program for $14.5 million, at an average repurchase price of $18.32. During the nine months ended September 30, 2021, we repurchased 81,524 shares of common stock pursuant to our repurchase program for $0.8 million, at an average price of $10.29. We had no unfulfilled repurchase requests during the nine months ended September 30, 2022.

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

Asset management fees to our advisor for the three months ended September 30, 2022 and 2021 were $4.6 million and $2.4 million, respectively. Asset management fees to our advisor for the nine months ended September 30, 2022 and 2021 were $12.8 million and $4.7 million, respectively.

Performance Participation Allocation

CC Advisors - SLP, LLC, an affiliate of our advisor and the Special Limited Partner at CROP, holds a performance participation interest in CROP that entitles it to receive an allocation of CROP's total return to its capital account as long as the advisory agreement has not been terminated. Total return is defined as all distributions accrued or paid (without duplication) on the Participating Partnership units (all units in CROP with the exception of preferred units) plus the change in the aggregate net asset value of such Participating Partnership units. Under the Operating Partnership agreement, the annual total return will be allocated solely to the Special Limited Partner only after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year, accrues monthly and will be paid in cash or Class I units at the election of the Special Limited Partner after the completion of each calendar year.

On January 31, 2022, the performance participation allocation incurred during the period from the CRII Merger closing on May 7, 2021 to December 31, 2021 of $51.8 million was paid in cash. During the three and nine months ended September 30, 2022, we recognized $1.1 million and $31.2 million, respectively, of performance participation expense as a result of the increase in the value of our net assets and dividends paid to stockholders. The Operating Partnership agreement was amended with the CRII Merger in May 2021 to provide for the performance participation allocation. Therefore, no performance participation allocation was recognized prior to the CRII Merger.

Block C and Jasper Investments

On June 28, 2022, we, through our indirect subsidiaries, admitted entities affiliated with us and our advisor, Brickyard QOF, LLC (“Brickyard QOF”) and HV Millcreek, LLC (“Millcreek,” and together with Brickyard QOF, the “Affiliated Members”) as members in CW Block C, LLC, a development joint venture with CMOF, and CW Jasper, LLC, a development project owned 100% by CROP (“Jasper”). The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. In connection with their admission as members, the Affiliated Members made an aggregate capital contribution of $8.5 million and $2.4 million to Block C and Jasper, respectively. The Affiliated Members will participate in the economics of Block C and Jasper on the same terms and conditions as us. The operating agreements of Block C and Jasper were amended in August 2022 to reflect additional terms related to the admission of the Affiliated Members. Block C and Jasper are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs act of 2017. As a result of the consummation of the CMOF Merger on September 27, 2022, we acquired CMOF’s joint venture interests in Block C, increasing our ownership interest in Block C to 79.0%.

11.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

Common Limited OP Units and LTIP Units are CROP units not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”
Common Limited OP Units - During the nine months ended September 30, 2022, we paid aggregate distributions to noncontrolling OP Unit holders of $16.5 million. During the period from the CRII Merger closing on May 7, 2021 to September 30, 2021, we paid aggregate distributions to noncontrolling OP Unit holders of $6.3 million.
LTIP Units - As of September 30, 2022, there were 673,780 unvested time LTIP awards and 548,138 unvested performance LTIP awards outstanding. Share-based compensation was $2.7 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively. Total unrecognized compensation expense for LTIP Units at September 30, 2022 is $9.0 million and is expected to be recognized on a straight-line basis through December 2025.

Noncontrolling Interests - Partially Owned Entities

As of September 30, 2022, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 63%, with the average being 12%.

On June 28, 2022, Block C was recapitalized. We contributed additional funds to obtain a controlling interest and consolidated the Block C joint venture, recording the Block C membership interests owned by CMOF and Affiliated Members at that time as noncontrolling interests. Upon recapitalization, additional noncontrolling interests were recorded with the Affiliated Members contribution to Jasper, an entity that was already consolidated.

With the CMOF Merger on September 27, 2022, we acquired the noncontrolling interest in Broadway, Park Ave, and Block C that were previously owned by CMOF. The remaining portion of Block C not owned by us continues to be recorded as noncontrolling interest.

12.    Commitments and Contingencies

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of September 30, 2022, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

13.    Subsequent Events
We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

On November 3, 2022, we entered into an agreement to provide $33.4 million of preferred equity for 417 Callowhill, a multifamily development in Philadelphia, Pennsylvania. The preferred equity accrues at a rate of 12.75% per annum, compounded monthly, on the full amount as of the closing date and will be funded as the development progresses.

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

•The COVID-19 pandemic, together with the resulting measures imposed to contain the virus, has had a negative impact on the economy and business activity globally. Although we have not seen a material impact on our operations to date, the extent to which the COVID-19 pandemic may impact our operations, the personal financial position of our tenants and the development projects in which we have invested cannot be predicted with confidence.

Additional risks related to our business are discussed herein under Part II - “Item 1A. Risk Factors” and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of September 30, 2022, we raised $122.0 million from the sale of our common stock in an initial public offering that we conducted from August 2018 through December 2020; we raised gross proceeds of $127.0 million from the sale of our Series 2019 Preferred Stock in a private offering to accredited investors only; and we raised $147.7 million in our follow-on offering that we commenced in November 2021 (including shares issued through the distribution reinvestment plan offering). We have primarily used the net proceeds to make investments in multifamily real estate and real estate-related assets.

As of our September 30, 2022 NAV, we had a portfolio of $2.7 billion in total assets, with 81.9% of our equity value in operating properties, 9.8% in development, 4.7% in land held for development and 3.6% in real estate-related structured investments. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.

Merger with Cottonwood Multifamily Opportunity Fund, Inc.

On July 8, 2022, we entered into an agreement and plan of merger with Cottonwood Multifamily Opportunity Fund, Inc. (“CMOF”) and its operating partnership (the “CMOF OP”) to merge CMOF with and into our wholly owned subsidiary and the CMOF OP with and into CROP through the exchange of stock-for-stock and units-for-units (the “CMOF Merger”). The CMOF Merger closed on September 27, 2022.

CMOF stockholders received 0.8669 shares of our Class A common stock in exchange for each share of their CMOF common stock. We issued 4,335,367 shares of Class A common stock in connection with the CMOF Merger, at an aggregate value of $89.7 million on the close date.

In connection with the merger of the CMOF OP with and into CROP, the CMOF OP partnership units outstanding held by third parties were converted into CROP common units at the same ratio as the common stock.

CROP was a joint venture partner with CMOF in all three of CMOF’s investments: Park Avenue (development project), Cottonwood on Broadway (development project) and Block C (land held for development). Following the CMOF Merger, we acquired CMOF’s interest in these joint ventures increasing our percentage ownership interest in the joint ventures as follows: Park Avenue, 100.0%, Cottonwood on Broadway, 100.0% and Block C, 79.0%. The remaining interest in the Block C joint venture is held by some of our officers and affiliated directors, either directly or indirectly.

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

Through the 2021 Mergers we acquired interests in 22 stabilized multifamily apartment communities, four multifamily development projects, one structured investment, and land held for development. We also acquired CRII’s property management business and its employees, which currently manage approximately 9,600 units, including 7,300 units we own or have ownership interests in, an advisory contract with CMOF, and personnel who performed certain administrative and other services for us, including legal, accounting, property development oversight and certain services relating to construction management, shareholder relations, human resources, renter insurance and information technology.

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

Highlights for the Three Months Ended September 30, 2022

The following highlights activities that occurred during the three months ended September 30, 2022:

•Attained net loss attributable to common stockholders of $(0.20) per diluted share, representing an 81.3% improvement compared to the same period in the prior year.
•Achieved funds from operations attributable to common stockholders and unit holders (“FFO”) of $0.01 per diluted share/unit. Core FFO was $0.11 per diluted share/unit, compared to $0.10 for the same period in the prior year.
•NAV decreased slightly from $20.7202 as of June 30, 2022 to $20.7056 as of September 30, 2022.
•Merged with Cottonwood Multifamily Opportunity Fund, Inc., acquiring the remaining interests in two development properties and an additional interest in a joint venture holding land for development.
•Acquired Cottonwood Clermont, a 250 unit apartment community in Clermont, FL, for $85.0 million.
•Acquired the remaining tenant-in-common interests of Cottonwood Ridgeview.
•Received a $1.8 million minimum make whole payment with the prepayment of our Integra Peaks mezzanine loan investment.
•Executed additional draws of $7.7 million on construction loans to further the completion of our development projects.
•Raised $52.7 million of net proceeds from the sale of stock issued under our follow-on offering.

Highlights for the Nine Months Ended September 30, 2022

The following highlights activities that occurred during the nine months ended September 30, 2022:

•Attained net loss attributable to common stockholders of $(0.54) per diluted share, representing a 73.9% improvement compared to the same period in the prior year.
•Achieved funds from operations attributable to common stockholders and unit holders (“FFO”) of $0.00 per diluted share/unit. Core FFO was $0.27 per diluted share/unit, compared to $0.29 per share/unit for the same period in the prior year.
•NAV increased from $17.2839 as of December 31, 2021 to $20.7056 as of September 30, 2022, representing an increase of 19.8%.
•Merged with Cottonwood Multifamily Opportunity Fund, Inc., acquiring the remaining interests in two development properties and an additional interest in a joint venture holding land for development.
•Acquired Cottonwood Lighthouse Point, a 243 unit apartment community in Pompano Beach, FL, for $95.5 million.
•Acquired Cottonwood Clermont, a 250 unit apartment community in Clermont, FL, for $85.0 million.
•Acquired the remaining tenant-in-common interests of Cottonwood Ridgeview.
•Received a $1.8 million minimum make whole payment with the prepayment of our Integra Peaks mezzanine loan investment.
•Sold equity method investments in 3800 Main and Alpha Mill, recognizing $7.8 million of gains from these investments.
•Recapitalized our Block C and Jasper developments, receiving $10.9 million from affiliated investors and obtaining a controlling interest in Block C.
•Obtained an aggregate of $470.0 million in property-level financing and repaid $231.2 million.
•Executed additional draws of $30.6 million on construction loans to further the completion of our development projects and refinanced $59.7 million of construction loans with permanent debt.
•Raised $133.1 million of net proceeds from the sale of stock issued under our Follow-on Offering.
•Fully redeemed our Series 2016 Preferred Stock for $139.8 million and fully redeemed our Series 2017 Preferred Stock for $2.6 million.
•Achieved stabilization at Sugarmont and commenced lease-up at our Park Ave development.

Our Investments

Information regarding our investments as of September 30, 2022 is as follows:

Stabilized Properties ($ in thousands)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Physical Occupancy Rate	Percentage Owned by CROP
Alpha Mill	Charlotte, NC	267	830	May 2021	$69,500		$39,044	94.76%	28.29%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		33,594	95.04%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	89.77%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		46,463	92.23%	71.00%
Cottonwood Clermont	Clermont, FL	250	1,111	Sept 2022	85,000		35,521	92.54%	100.00%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	89.71%	100.00%
Cottonwood One Upland	Boston, MA	262	1,160	March 2020	103,600		28,200	93.89%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		37,944	95.00%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930	(2)	65,300	96.58%	100.00%
Cottonwood West Palm	West Palm Beach, FL	245	1,122	May 2019	66,900		47,978	93.88%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		25,144	94.92%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	96.34%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		46,000	93.47%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		45,341	94.99%	100.00%
Melrose	Nashville, TN	220	951	May 2021	67,400		56,600	93.64%	100.00%
Melrose Phase II	Nashville, TN	139	675	May 2021	40,350		32,400	87.77%	79.82%
Parc Westborough	Boston, MA	249	1,008	May 2021	74,000		18,800	93.17%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	92.08%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	93.19%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,367	92.84%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		48,719	93.59%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,373	89.31%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	94.12%	84.19%
Sugarmont	Salt Lake City, UT	341	904	May 2021	139,567	(3)	105,000	91.79%	99.00%(4)
Summer Park	Buford, GA	358	1,064	May 2021	75,500		44,620	95.81%	98.68%
The Marq Highland Park (5)	Tampa, FL	239	999	May 2021	65,700		34,160	94.56%	100.00%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		30,700	97.92%	58.60%
Total / Weighted-Average		7,809	970		$1,903,647		$1,196,562	93.59%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) We acquired 90.45% of Cottonwood Ridgeview with the CRII Merger at a value of $70.0 million. The remaining 9.55% was acquired through the issuance of OP Units valued at $2.9 million on the close date in September 2022.

(3) We acquired the Sugarmont development with the CRII Merger at a value of $112.5 million. The $139.6 million above represents the total capitalized costs on the project placed in service through September 30, 2022.

(4) The one percent interest not owned by us has limited rights, including the right to control on behalf of the joint venture the prosecution and resolution of all litigation, claims, or causes of action that the joint venture has or may have against certain third parties associated with the design and construction of Sugarmont, as well as the obligation to defend any cross claims resulting from these actions.

(5) Excludes the commercial data in units count and physical occupancy.

Development Properties ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Completion Date	Total Project Investment	Construction Debt Outstanding (1)	Percentage Owned by CROP
Cottonwood on Broadway	Salt Lake City, UT	254	817	May 2021	4Q2022	$67,654	$36,724	100.00
Park Avenue	Salt Lake City, UT	234	714	May 2021	2Q2022	62,077	37,000	100.00
Cottonwood on Highland (2)	Salt Lake City, UT	250	757	May 2021	2Q2023	39,209	13,914	36.93% (2)
Total		738				$168,940	$87,638

(1) Construction debt outstanding is shown as if CROP owned 100% of the development property.
(2) Intended to qualify as a qualified opportunity zone investment. Excludes the commercial data in unit count. CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
Lector85	Ybor City, FL	Preferred Equity	August 2019	254	$9,900	$9,900
Vernon Boulevard	Queens, NY	Preferred Equity	July 2020	534	15,000	15,000
Riverfront	West Sacramento, CA	Preferred Equity	November 2020	285	15,092	15,092
Total				1,073	$39,992	$39,992

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C	Salt Lake City, UT	2.84 acres	May 2021	$37,838	78.99% (1)
Jasper	Salt Lake City, UT	0.79 acres	June 2021	11,889	80.02%(2)
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,521	100.00%
Galleria	Salt Lake City, UT	26.07 acres	September 2022	28,500	100.00%
Total				$85,748
(1) On June 28, 2022, Block C was recapitalized. We provided additional capital contributions to the project and obtained a majority interest, and subsequently increased our ownership interest again when we merged with CMOF on September 27, 2022. At the time of recapitalization, we admitted two affiliated entities as members in the joint venture (the “Affiliated Members”). The Affiliated Members are owned directly or indirectly by certain officers or directors, as well as certain employees of CROP and our advisor or its affiliates.

(2) On June 28, 2022, the Affiliated Members were admitted as members in the Jasper joint venture and provided a capital contribution.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues
Rental and other property revenues	$32,959	$26,708	$6,251	$88,382	$46,723	$41,659
Property management revenues	2,829	3,487	(658)	8,655	5,607	3,048
Other revenues	2,295	365	1,930	3,544	887	2,657
Total revenues	38,083	30,560	7,523	100,581	53,217	47,364
Operating expenses
Property operations expense	12,444	10,210	2,234	32,705	18,362	14,343
Property management expense	4,323	4,373	(50)	13,863	6,925	6,938
Asset management fee	4,622	2,392	2,230	12,761	4,720	8,041
Performance participation allocation	1,081	29,524	(28,443)	31,160	35,979	(4,819)
Depreciation and amortization	14,289	27,716	(13,427)	37,549	43,536	(5,987)
General and administrative expenses	3,938	2,978	960	10,513	7,747	2,766
Total operating expenses	40,697	77,193	(36,496)	138,551	117,269	21,282
Loss from operations	(2,614)	(46,633)	44,019	(37,970)	(64,052)	26,082
Equity in earnings (losses) of unconsolidated real estate entities	1,982	(1,154)	3,136	8,705	(855)	9,560
Interest income	23	64	(41)	47	201	(154)
Interest expense	(13,296)	(9,229)	(4,067)	(36,100)	(16,382)	(19,718)
Gain on sale of unconsolidated real estate entities	176	—	176	7,810	—	7,810
Promote from incentive allocation agreement	—	—	—	30,309	—	30,309
Loss on debt extinguishment, net	—	—	—	(481)	—	(481)
Other income (expense)	1,913	(97)	2,010	3,732	(78)	3,810
Loss before income taxes	(11,816)	(57,049)	45,233	(23,948)	(81,166)	57,218
Income tax (expense) benefit	(511)	38	(549)	(8,261)	(255)	(8,006)
Net loss	(12,327)	(57,011)	44,684	(32,209)	(81,421)	49,212
Net loss attributable to noncontrolling interests:			—			—
Limited partners	6,198	31,153	(24,955)	16,778	43,936	(27,158)
Partially owned entities	241	2,312	(2,071)	694	4,925	(4,231)
Net loss attributable to common stockholders	$(5,888)	$(23,546)	$17,658	$(14,737)	$(32,560)	$17,823

Weighted-average common shares outstanding	29,733,453	21,927,155	7,806,298	27,199,948	15,586,067	11,613,881
Net loss per common share - basic and diluted	$(0.20)	$(1.07)	$0.87	$(0.54)	$(2.09)	$1.55

Comparison of the Three Months Ended September 30, 2022 and 2021

Rental and Other Property Revenues, Property Operations Expense

Rental and other property revenues increased $6.3 million and property operations expense increased $2.2 million. The acquisition of Cottonwood Lighthouse Point in June 2022 and the acquisitions of Cottonwood Clermont and Cottonwood Ridgeview in September 2022 contributed $2.7 million of property revenues and $1.0 million of property operation expenses. Higher rents and higher operating costs across all of our portfolio accounted for remaining increases.

Other Revenues

Other revenues increased $1.9 million primarily due to a $1.8 million minimum multiple payment made with the early payoff of the Integra Peaks mezzanine loan.

Asset Management Fee

The increase in asset management fees of $2.2 million is due to the increase in the value and number of overall assets under management.

Performance Participation Allocation

The performance participation allocation was $1.1 million for the three months ended September 30, 2022 compared to $29.5 million for the same period in the prior year. The performance participation allocation is a function of NAV growth for the respective period, which was significant during the three months ended September 30, 2021.

Depreciation and Amortization

Depreciation and amortization decreased $13.4 million primarily due to certain intangible assets from the CRII Merger being fully amortized in 2021. Amortization expense for the three months ended September 30, 2021 for these intangible assets was $16.2 million. The decrease in amortization was offset by additional depreciation and amortization of $2.2 million from Cottonwood Lighthouse, Cottonwood Clermont and Cottonwood Ridgeview.

Equity in earnings of unconsolidated real estate entities

The $3.1 million increase in equity in earnings of unconsolidated real estate entities is due to improved earnings from the underlying properties from increased rents and the absence in 2022 of amortization from intangible assets acquired with the CRII Merger. We also had additional increases in income on preferred equity and other investments.

Interest Expense

The $4.1 million increase in interest expense is primarily due to $5.2 million of additional interest related to increased leverage on our properties, debt acquired with Cottonwood Lighthouse, Cottonwood Clermont and Cottonwood Ridgeview, and higher variable interest rates. In addition, we incurred additional interest expense of $1.4 million from our Series 2019 Preferred Stock. This was offset by a decrease of $2.5 million of interest on our Series 2016 Preferred Stock, which was redeemed in April 2022.

Other Income

Other income increased $2.0 million due to gains from the increase in fair value of our interest rate caps.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Rental and Other Property Revenues, Property Operations Expense

Rental and other property revenues increased $41.7 million and property operations expense increased $14.3 million. A full nine months of activity in 2022 from real estate assets acquired with the CRII Merger compared to less than five months of activity for the same period in 2021 combined with higher rents and expenses across the portfolio contributed $37.8 million of rental and other property revenues and $13.3 million of property operation expenses. The acquisitions of Cottonwood Lighthouse Point in June 2022 and Cottonwood Clermont and Cottonwood Ridgeview in September 2022 also contributed $2.7 million of rental and property revenues and $1.0 million of property operation expenses.

Property Management Revenues and Property Management Expense

Property management revenues and property management expenses increased $3.0 million and $6.9 million, respectively. The increase was due to nine months of activity in 2022 from the property management business acquired with the CRII Merger compared to less than five months of activity for the same period in 2021. This was offset by the loss of a portfolio of 12 properties we managed for a third party in February 2022. Our consolidated properties are managed by us. The property management income received from those properties is eliminated with the associated expense at those properties.

Other Revenues

Other revenues increased $2.7 million primarily due to increased interest from the Integra Peaks mezzanine loan and a $1.8 million minimum multiple payment made with the early payoff that loan.

Asset Management Fee

Asset management fees prior to May 7, 2021 were 1.25% of gross book value. After May 7, 2021 the asset management fee was the lesser of 0.0625% gross asset value or 0.125% of net asset value each month (0.75% and 1.5% annually), with values updated monthly. The increase in asset management fees of $8.0 million is due to the increase in assets acquired, the increase in capital raised, and overall increases in real estate values applied to the revised fee structure.

Performance Participation Allocation

The performance participation allocation was $31.2 million for the nine months ended September 30, 2022 compared to $36.0 million for the same period in the prior year. The performance participation allocation is a function of NAV growth for the respective period. The performance participation allocation in 2021 represents the growth in NAV from May 7, 2021, the effective date of the amended and restated operating agreement of CROP, to September 30, 2021.

Depreciation and Amortization

Depreciation and amortization decreased $6.0 million primarily due to certain intangible assets from the CRII Merger being fully amortized in 2021. Amortization expense for the nine months ended September 30, 2021 for these intangible assets was $24.0 million. This was offset by an increase of $16.0 million of depreciation from nine months of depreciation in 2022 on properties acquired with the CRII Merger compared to less than five months of depreciation for the same period in 2021 and additional depreciation and amortization of $2.2 million from Cottonwood Lighthouse, Cottonwood Clermont, and Cottonwood Ridgeview.

General and Administrative Expenses

General and administrative expenses increased $2.8 million primarily due increased costs of professional services, including legal, valuation, and tax, higher insurance costs and additional share based compensation, offset by a reduction in transaction costs of $2.0 million.

Equity in earnings of unconsolidated real estate entities

The $9.6 million increase in equity in earnings of unconsolidated real estate entities is due to nine months of earnings in 2022 from the underlying properties of the equity method investments acquired with the CRII Merger compared to less than five months of earnings for the same period in 2021. In addition, earnings from the underlying properties improved from increased rents and the absence in 2022 of amortization from intangible assets acquired with the CRII Merger. We also had additional increase in income on preferred equity and other investments.

Interest Expense

Interest expense increased $19.7 million, of which $13.5 million is primarily due to nine months of interest in 2022 on debt acquired with the CRII Merger compared to less than five months of interest for the same period in 2021, increased leverage on our properties, and higher variable interest rates. Interest expense also increased $5.6 million from additional Series 2019 Preferred Stock issued. This was offset by a $1.1 million reduction in interest from our Series 2016 Preferred Stock that was redeemed in April 2022.

Gain on Sale of Unconsolidated Real Estate Entities

The gain on sale of unconsolidated real estate entities of $7.8 million is from the sale of additional interests in Alpha Mill and the sale of 3800 Main to a third party.

Promote from Incentive Allocation Agreement, Income Tax Expense

In 2018, CROP sold a portfolio of twelve properties to an unrelated real estate firm. Under the sales arrangement, CROP entered into an incentive allocation agreement that entitled CROP to participate in distributions from the portfolio should returns exceed certain amounts. During the first quarter of 2022 the real estate firm sold the portfolio of properties. Our taxable REIT subsidiary realized a promote distribution of $30.3 million from the sale. We managed the portfolio on behalf of the real estate firm prior to the portfolio being sold.

Income Tax Expense

The $8.0 million increase in income tax expense is mainly due to a $7.3 million tax liability on the $30.3 million promote distribution combined with higher income at our taxable REIT subsidiary.

Other Income

Other income increased $3.8 million primarily due to gains from the increase in fair value of our interest rate caps.

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

Our management also uses Core FFO as a measure of our operating performance. Core FFO is further adjusted from FFO for the following items included in GAAP net income: amortization of issuance costs associated with investments in real-estate related loans and debt, accretion of discounts on preferred stock, the performance participation allocation, share-based compensation, legal costs and settlements, net, acquisition fees and expenses, and amortization of above or below intangible lease assets and liabilities. Our calculation of Core FFO may differ from the methodology used for calculating Core FFO by other REITs and, accordingly, our Core FFO may not be comparable. We believe these measures are useful to investors because they facilitate an understanding of our operating performance after adjusting for non-cash expenses and other items not indicative of ongoing operating performance.

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

The following table presents the calculation of FFO and Core FFO (in thousands, except share and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022		2021	2022		2021
Net loss attributable to common stockholders	$(5,888)		$(23,546)	$(14,737)		$(32,560)
Adjustments to arrive at FFO:
Real estate related depreciation and amortization	12,182		26,862	33,762		42,243
Depreciation and amortization from unconsolidated real estate entities	1,804		5,292	6,303		7,935
Gain on sale of investments in unconsolidated real estate entities	(176)		—	(7,810)		—
Loss allocated to noncontrolling interests - limited partners	(6,198)		(31,153)	(16,778)		(43,936)
Amount attributable to above from noncontrolling interests - partially owned entities	(1,184)		(3,290)	(719)		(6,985)
Funds from operations attributable to common stockholders and unit holders	540		(25,835)	21		(33,303)
Adjustments:
Amortization of intangible assets	2,108		855	3,786		1,293
Accretion of discount on preferred stock	1,377		648	4,031		1,374
Performance participation allocation	1,081		29,524	31,160		35,979
Share-based compensation (1)	938		552	2,743		1,018
Promote from incentive allocation agreement (tax effected)	—		—	(23,047)		—
Acquisition fees and expenses (2)	970		670	1,607		3,416
Loss on debt extinguishment	—		—	481		—
Legal costs and settlements, net (1)	767		398	1,713		588
Gains on derivatives	(1,997)		—	(3,820)		—
Other adjustments	327		(1,202)	(1,712)		(1,078)
Amount attributable to above from unconsolidated real estate entities	249		(104)	(1,408)		368
Amount attributable to above from noncontrolling interests - partially owned entities	50		(23)	126		(118)
Core funds from operations attributable to common stockholders and unit holders	$6,410		$5,483	$15,681		$9,537

FFO per common share and unit - basic and diluted	$0.01	(3)	$(0.49)	$0.00	(3)	$(1.03)
Core FFO per common share and unit - basic and diluted	$0.11	(3)	$0.10	$0.27	(3)	$0.29
Weighted-average common shares and units outstanding	61,029,554		53,187,154	58,561,620		32,471,680

(1) Core FFO was adjusted for these items beginning the three and nine months ending September 30 2022. Core FFO for the three and nine months ended September 30, 2021 was also adjusted by these items for comparability.

(2) Acquisition fees and expenses during the three and nine months ended September 30, 2021 included costs associated with the CRII Merger, the CMRI Merger, and the CMRII Merger.
(3) FFO and Core FFO for the three and nine months ending September 30, 2022 include the $1.8 million minimum multiple payment made with the payoff of the Integra Peaks mezzanine loan.

See “Results of Operations” above for further detail.

Weighted average common shares and units are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted-average common shares	29,733,453	21,927,155	27,199,948	15,586,067
Weighted-average limited partnership unit	31,296,101	31,259,999	31,361,672	16,885,613
Weighted-average common shares and units outstanding	61,029,554	53,187,154	58,561,620	32,471,680

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a September 30, 2022 NAV per share for our outstanding Class T, Class D, Class I, and Class A shares of $20.7056.

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

Our total NAV in the following table includes the NAV of our Class T, Class D, Class I, and Class A common stockholders, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of September 30, 2022 (in thousands except share data):

Components of NAV*	As of 9/30/2022
Investments in Multifamily Operating Properties	$2,342,201
Investments in Multifamily Development Properties	231,882
Investments in Real-estate Related Structured Investments	53,305
Investments in Land Held for Development	73,158
Operating Company and Other Net Current Assets	15,808
Cash and Cash Equivalents	8,765
Secured Real Estate Financing	(1,147,347)
Subordinated Unsecured Notes	(43,443)
Preferred Equity	(127,175)
Accrued Performance Participation Allocation	(31,160)
Net Asset Value	$1,375,994
Fully-diluted Shares/Units Outstanding	66,455,073

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2022 (in thousands, except share and per share data):

	Class
	T	D	I	A	OP(1)	Total
As of September 30, 2022
Monthly NAV	$89,016	$152	$67,371	$561,468	$657,987	$1,375,994
Fully-diluted Outstanding Shares/Units	4,299,100	7,361	3,253,755	27,116,703	31,778,154	66,455,073
NAV per Fully-diluted Share/Unit	$20.7056	$20.7056	$20.7056	$20.7056	$20.7056

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the independent appraisal advisor in the discounted cash flow methodology used in the September 30, 2022, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.06%	4.62%
Development Assets	5.85%	4.50%

* Presented as adjusted for the Company's economic ownership percentage in each asset, weighted by gross value.

A change in these assumptions would impact the calculation of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.4%	2.2%
	0.25% increase	(2.3)%	(2.1)%
Exit Capitalization Rate	0.25% decrease	4.4%	4.3%
	0.25% increase	(3.7)%	(3.8)%

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV (in thousands):

September 30, 2022
Stockholders’ equity	$311,252
Non-controlling interests attributable to limited partners	266,836
Total partners' capital of CROP under U.S. GAAP	578,088
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	122,076
Goodwill	(439)
Deferred tax liability	3,659
Discount on preferred stock	(6,855)
Unrealized net real estate and debt appreciation	679,465
NAV	$1,375,994

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

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended September 30, 2022, our total operating expenses exceeded the 2%/25% Limitation.

Based upon a review of unusual and non-recurring factors, including but not limited to the performance participation allocation expense and the costs of the CMOF Merger, our independent directors determined that the excess expenses were justified.

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

We intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals at the property level. Factors which could increase or decrease our future liquidity include but are not limited to operating performance of the properties, including the impact of COVID-19 on the properties, the rising interest rate environment and inflation which could increase our expenses, and the satisfaction of REIT dividend requirements.

As of September 30, 2022, we have $528.8 million of fixed rate debt and $560.8 million of variable rate debt, which includes $87.6 million of construction loans. $318.7 million, or 57% of our variable rate debt, is accompanied by interest rate cap hedging instruments. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $43.4 million as of September 30, 2022.

We have various credit facilities in place that provide us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate and is secured by Cottonwood One Upland and Parc Westborough. We may obtain advances secured against Cottonwood One Upland and Parc Westborough up to $125.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of September 30, 2022, we had advances of $47.0 million on the JP Morgan Revolving Credit Facility. Additionally, we have three other facilities through Fannie Mae that may provide additional liquidity if necessary as long as we maintain certain loan-to-value ratios and other requirements as set forth in the loan documents.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$1,601	$10,842
Net cash used in investing activities	(146,438)	(12,189)
Net cash provided by financing activities	196,001	59,748
Net increase in cash and cash equivalents and restricted cash	$51,164	$58,401

Net cash flows provided by operating activities were $1.6 million during the nine months ended September 30, 2022. Operating cash inflows increased primarily due to the impact of the 2021 Mergers, which resulted in increased tenant receipts and property management fees and an increase in accounts payable and accrued liabilities. We also acquired an incentive allocation promote with the CRII Merger that was realized in 2022 for $30.3 million, of which we have received $28.9 million as of September 30, 2022. These operating cash inflows were mostly offset by the performance participation allocation payment of $51.8 million, additional operating expenses including interest expense on our mortgage notes and revolving credit facility and payment of preferred stock interest. Cash flows provided by operating activities for the same period in 2021 were $10.8 million, primarily due to the CRII Merger which resulted in increased tenant receipts and property management fees. Operating cash inflows were also due to an increase in accounts payable and accrued liabilities, partially offset by operating expenses and payment of preferred stock interest.

Cash flows used in investing activities were $146.4 million during the nine months ended September 30, 2022, primarily due to the acquisitions of Cottonwood Clermont and Cottonwood Lighthouse Point, purchases of land held for development, and investments in development projects and capital improvements. These investing cash inflows were partially offset by a return on capital from investments in unconsolidated entities upon refinance, proceeds from the sale of 3800 Main and the sale of interests in Alpha Mill, and proceeds received from the repayment of the Integra Peaks mezzanine loan. Cash flows used in investing activities were $12.2 million for the same period in 2021 primarily due to investments in development projects and capital improvements, funding of preferred equity at Riverfront, and draws on the Integra Peaks mezzanine loan, largely offset by the cash acquired in connection with the CRII Merger and repayment on the Dolce B-Notes.

Cash flows provided by financing activities were $196.0 million during the nine months ended September 30, 2022, as a result of net proceeds we received from the issuance of common stock, net borrowings under mortgage notes and term loans, net draws on our JP Morgan Revolving Credit Facility, and the issuance of Series 2019 Preferred Stock, partially offset by the full redemption of both our Series 2016 and our Series 2017 Preferred Stock, distributions paid to both common stockholders and noncontrolling interest holders, net repayment on construction loans, and repurchases of common stock and OP Units. Cash flows provided by financing activities were $59.7 million for the same period in 2021, driven mainly by the net proceeds we received from the issuance of our Series 2019 Preferred Stock and proceeds from construction loans, offset partially by distributions paid to both common stockholders and noncontrolling interest holders, net repayments made on our JP Morgan Revolving Credit Facility, and repurchases of preferred stock, common stock and OP Units.

Distributions

The following table shows distributions paid and cash flow provided by (used in) operating activities during the nine months ended September 30, 2022 and the year ended December 31, 2021 (in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Distributions paid in cash - common stockholders	$13,842	$9,482
Distributions paid in cash to noncontrolling interests - limited partners	16,507	10,591
Distributions of DRP (reinvested)	1,563	141
Total distributions (1)	$31,912	$20,214

Source of distributions (2)
Paid from cash flows provided by operations	$16,407	$11,044
Paid from additional borrowings	4,308	5,000
Paid from offering proceeds	9,634	4,029
Offering proceeds from issuance of common stock pursuant to the DRP	1,563	141
Total sources	$31,912	$20,214

Net cash provided by operating activities (2)	$1,601	$5,424

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

For the nine months ended September 30, 2022, distributions declared to common stockholders and limited partners were $14.5 million and $16.7 million, respectively. For the nine months ended September 30, 2022, we paid aggregate distributions to common stockholders and limited partners of $13.8 million and $16.5 million. For the nine months ended September 30, 2022, our net loss was $32.2 million. Cash flows provided by operating activities for the nine months ended September 30, 2022 was $1.6 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2021 for discussions of our critical accounting estimates. As of September 30, 2022, our critical accounting estimates have not changed from those described in that report.

Subsequent Events
On November 3, 2022, we entered into an agreement to provide $33.4 million of preferred equity for 417 Callowhill, a multifamily development in Philadelphia, Pennsylvania. The preferred equity accrues at a rate of 12.75% per annum, compounded monthly, on the full amount as of the closing date and will be funded as the development progresses.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Risks Related to our Company

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the nine months ended September 30, 2022 and for the year ended December 31, 2021, we had consolidated net losses of $32.2 million and $106.9 million, respectively. As of September 30, 2022, we had an accumulated deficit of $70.6 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $37.5 million for the nine months ended September 30, 2022 and $63.4 million for the year ended December 31, 2021. In addition, the nine months ended September 30, 2022 and the year ended December 31, 2021 also included $31.2 million and $51.8 million, respectively, of charges related to the performance participation allocation.

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

For the nine months ended September 30, 2022, and the year ended December 31, 2021, we paid aggregate distributions to common stockholders and limited partnership unit holders of $31.9 million and $20.2 million, including $30.5 million and $20.1 million of distributions paid in cash and $1.6 million and $0.1 million of distributions reinvested through our distribution reinvestment plan, respectively. Our net loss for the nine months ended September 30, 2022 and the year ended December 31, 2021 was $32.2 million and $106.9 million, respectively. Cash flows provided by operating activities were $1.6 million for the nine months ended September 30, 2022, and cash flows provided by operating activities were $5.4 million for the year ended December 31, 2021. We funded our total distribution paid during the nine months ended September 30, 2022, which includes net cash distributions and distribution reinvestment by stockholders, with $16.4 million prior period cash provided by operating activities, $4.3 million from additional borrowings, $9.6 million from offering proceeds, and $1.6 million of offering proceeds from issuance of common stock pursuant to the DRP. We funded our total distributions paid for the year ended December 31, 2021, which includes net cash distributions and distributions reinvested by stockholders, with $11.1 million prior period cash provided by operating activities, $5.0 million from additional borrowings, $4.0 million from offering proceeds, and $0.1 million of offering proceeds from issuance of common stock pursuant to the DRP.

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

During the three months ended September 30, 2022, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
July 2022	64,553	0.2100215%	$18.7055	—
August 2022	187,154	0.5921825%	$18.6799	—
September 2022	57,198	0.1802480%	$19.2816	—
Total	308,905

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Form of Services Agreement with APT Cowork, LLC

On November 7, 2022, our conflicts committee approved a form of Services Agreement to be entered by and between our taxable REIT subsidiary, Cottonwood Capital Management, Inc. (“CCMI”) and APT Cowork, LLC (“APT”), an entity in which our officers and directors have a direct or indirect ownership interest as follows: Glenn Rand (21.49%), Daniel Shaeffer (21.46%), Chad Christensen (21.46%), Gregg Christensen (8.89%), Eric Marlin (6.71%), Enzio Cassinis (5.25%), Adam Larson (2.81%), Susan Hallenberg (2.18%), Paul Fredenberg (1.83%), and Stan Hanks (1.06%).

The form of agreement provides that APT will provide the ongoing administration of coworking services at the property subject to the agreement in exchange for $10.00 per apartment unit per month. In addition, there is a revenue sharing component of the agreement which provides that APT will pay CCMI 50% of coworking revenue it receives at the properties. Upon approval of the form agreement, we intend to enter into a Services Agreement with respect to ten of our properties. We expect to enter into agreements for an additional fifteen of our properties over the next six to twelve months. Each of the properties for which we expect to enter a Services Agreement are or will be subject to a Coworking Space Design Agreement with APT pursuant to which APT will design and upgrade the amenities for the common areas at the properties. The conflicts committee previously approved the form of the Coworking Space Design Agreement in August 2022.

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
10.1*
Second Amended and Restated Limited Liability Company Agreement of CW Block C, LLC by and among Cottonwood Block C QOF, LLC, Cottonwood Residential O.P., LP, Cottonwood Multifamily Opportunity Fund O.P., LP, Brickyard QOF, LLC and HV Millcreek, LLC effective as of August 11, 2022, and First Amendment to the Second Amended and Restated Limited Liability Company Agreement of CW Block C, LLC effective as of September 28, 2022

10.2*	Amended and Restated Limited Liability Company Agreement of CW Jasper, LLC by and among Cottonwood Block C QOF, LLC, Brickyard QOF, LLC and HV Millcreek, LLC effective as of August 11, 2022
10.3*	Form of Coworking Space Design Agreement by and among property owning entity and APT Cowork, LLC
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
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

Dated: November 9, 2022