Form 10-K
period 2022-12-31
Cottonwood Communities, Inc.
filed 2023-03-24
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________________________

FORM 10-K
________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Class T common stock, $0.01 par value per share
Class D common stock, $0.01 par value per share
Class I common stock, $0.01 par value per share
Class A common stock, $0.01 par value per share
Class TX common stock, $0.01 par value per share
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock. The registrant publishes a net asset value (“NAV”), based on procedures and methodologies established by its board of directors, with an NAV on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, of $20.7202 per share for each class of share of common stock outstanding. As of December 31, 2022, the NAV was $19.5788 per share for each class of share of common stock outstanding. There were 27,700,700 shares of common stock held by non-affiliates at June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 21, 2023, there were 5,109,646 shares of the registrant’s Class T common stock, 165,927 shares of the registrant’s Class D common stock, 4,113,814 shares of the registrant’s Class I common stock, and 26,173,599 shares of the registrant’s Class A common stock outstanding.

Cottonwood Communities, Inc.
Form 10-K
For the Year Ended December 31, 2022

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

•There is no public trading market for shares of our common stock and the repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase program provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases are subject to available liquidity and other significant restrictions. Further, our board of directors may modify or suspend our share repurchase program if in its reasonable judgment it deems a suspension to be in our best interest and the best interest of our stockholders, such as when a repurchase request would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company that would outweigh the benefit of the repurchase offer.
•The offering price and repurchase price for shares of our common stock are generally based on our prior month’s NAV plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees, and are not based on any public trading market. In addition to being up to a month old when share purchases and repurchases take place, our NAV does not currently represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Furthermore, our board of directors may amend our NAV procedures from time to time. Although there will be independent appraisals of our properties, the appraisal of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•Investing in commercial real estate assets involves certain risks, including, but not limited to: changes in values caused by global, national, regional or local economic performance, the performance of the real estate sector, unemployment, stock market volatility and other impacts of the COVID-19 pandemic, demographic or capital market conditions; increases in interest rates and lack of availability of financing; vacancies, fluctuations in the average occupancy and rental rates for our residential properties; and residents experiencing financial hardships (resulting in an inability to pay rent). In particular, the current combination of the continued economic slowdown, rapidly rising interest rates and significant inflation (or the perception that any of these events may continue) as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. Continued disruptions in the financial markets and economic uncertainty could adversely affect our operations.
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
•If we fail to continue to qualify as a real estate investment trust (“REIT”), it would adversely affect our operations and our ability to make distributions to our stockholders because we will be subject to United States federal income tax at regular corporate rates with no ability to deduct distributions made to our stockholders.

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

General Description of Business and Operations

Cottonwood Communities, Inc. invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We own all of our assets through our operating partnership. Our operating partnership was Cottonwood Communities O.P., LP (“CCOP”) prior to the CRII Merger (defined below) and is Cottonwood Residential O.P., LP (“CROP” or the “Operating Partnership”) after the CRII Merger. We are the sole member of the sole general partner of the Operating Partnership and own general partner interests in the Operating Partnership alongside third-party limited partners.

Cottonwood Communities, Inc. is a non-traded, perpetual-life, NAV REIT. We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

As December 31, 2022, we had received gross proceeds of $295.5 million from the sale of our common stock and $127.0 million from the sale of our Series 2019 Preferred Stock. We have contributed our net proceeds to the Operating Partnership in exchange for a corresponding number of mirrored OP units in the Operating Partnership (“CROP Units”). CROP has primarily used the net proceeds to make investments in real estate, multifamily real estate-related assets, and conduct its real estate-related operations.

As December 31, 2022, we had a portfolio of $2.6 billion in total assets, with 84.8% of our equity value in operating properties, 10.9% in development and 4.3% in real estate-related investments. We also currently manage approximately 10,100 units in stabilized assets, including approximately 8,000 units in stabilized properties we own or have ownership interests in. The following presents our real estate portfolio by market and investment type by fair value as of December 31, 2022:

Refer to Part II, Item 7. “Management’s Discussion and Analysis - Our Investments” for further description of our portfolio.

Investment Objectives

Our investment objectives are to:

•preserve, protect and return invested capital;
•pay stable cash distributions to stockholders;
•realize capital appreciation in the value of our investments over the long term; and
•provide a real estate investment alternative with lower expected price volatility relative to public real estate companies whose securities trade daily on a stock exchange.

We seek to invest at least 65% of our assets in stabilized multifamily apartment communities and up to 35% in mortgage loans, preferred equity investments, mezzanine loans or equity investments in a property or land which will be developed into a multifamily apartment community.

The CMOF Merger

On July 8, 2022, we entered into an agreement and plan of merger with Cottonwood Multifamily Opportunity Fund, Inc. (“CMOF”) and its operating partnership (the “CMOF OP”) to merge CMOF with and into our wholly owned subsidiary and the CMOF OP with and into CROP through the exchange of stock-for-stock and units-for-units (the “CMOF Merger”). The CMOF Merger closed on September 27, 2022.

CROP was a joint venture partner with CMOF in all three of CMOF’s investments: Park Avenue (development project), Cottonwood on Broadway (development project) and Block C, a joint venture owning land held for development for two projects called Westerly and Millcreek North. Following the CMOF Merger, we acquired CMOF’s interest in these joint ventures increasing our percentage ownership interest in the joint ventures as follows: Park Avenue, 100.0%, Cottonwood on Broadway, 100.0% and Block C, 79.0%. The remaining interests in Block C are held by some of our officers and affiliated directors, either directly or indirectly.

The 2021 Mergers

On January 26, 2021, we entered into separate agreements with three affiliated REITs and their respective operating partnerships to merge through the exchange of stock-for-stock and units-for-units, respectively. The merger with Cottonwood Residential II, Inc. (“CRII”) and its operating partnership (CROP) (the “CRII Merger”) closed on May 7, 2021. The mergers with Cottonwood Multifamily REIT I, Inc. (“CMRI”) and its operating partnership (the “CMRI Merger”) and with Cottonwood Multifamily REIT II, Inc. (“CMRII”) and its operating partnership (the “CMRII Merger”) closed on July 15, 2021. We refer to the CRII Merger, the CMRI Merger and the CMRII Merger as the “2021 Mergers.”

Through the 2021 Mergers we acquired interests in 22 stabilized multifamily apartment communities, four multifamily development projects, one structured investment, and land held for development. We also acquired CRII’s property management business and its employees, an advisory contract with CMOF, and personnel who performed certain administrative and other services for us, including legal, accounting, property development oversight and certain services relating to construction management, stockholder relations, human resources, renter insurance and information technology.

CC Advisors III continues to manage our business as our external advisor pursuant to an amended and restated advisory agreement. With the exception of our Chief Legal Officer, Chief Operating Officer, Chief Accounting Officer, and Chief Development Officer, we do not employ our executive officers.

Refer to Note 1 of the consolidated financial statements in this Annual Report on Form 10-K for further description of the CMOF Merger and the 2021 Mergers.

Our Offerings

From August 13, 2018 to December 22, 2020 we conducted an initial public offering of our Class A and Class TX (formerly Class T) common stock (the “Initial Offering”), raising $122.0 million. The Initial Offering ended December 2020 while we pursued the 2021 Mergers. On November 4, 2021, after the 2021 Mergers were completed, we registered with the SEC our ongoing offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of December 31, 2022, we had raised gross proceeds of $173.5 million from the Follow-on Offering, including $2.5 million proceeds from the DRP Offering.

On November 8, 2019 we commenced a best-efforts private placement offering exempt from registration under the Securities Act pursuant to which we offered a maximum of $128.0 million in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the “2019 Private Offering”). By March 2022, the 2019 Private Offering was fully subscribed.

On December 13, 2022, we commenced a second best-efforts private placement offering exempt from registration under the Securities Act pursuant to which we are offering a maximum of $100.0 million in shares of our Series 2023 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "2023 Private Offering" and together with the 2019 Private Offering, the “Private Offerings”).

NAV-Based Perpetual-Life Strategy

During 2021 we implemented changes to our public offering and business in pursuit of an NAV-based, perpetual-life strategy. We believe these changes, discussed below, enhance our equity capital raising efforts, diversify and grow our portfolio for the benefit of our stockholders, and increase liquidity to our stockholders in excess of what was previously available. We also believe being a perpetual-life REIT allows us to acquire and manage our investment portfolio in a more active and flexible manner by not limiting us with a predetermined operational period or the need to provide a “liquidity” event at the end of that period.

New Share Classes

We restructured the classes of shares we offer in our public offering. We renamed our prior Class T shares as Class TX shares and authorized and designated three new classes of shares: Class T, Class D and Class I shares for sale in our primary public offering. Class T, Class D and Class I shares have different upfront selling commissions and dealer manager fees, and different ongoing distribution fees payable to the dealer manager and reallowed to participating broker-dealers. We believe that having a number of different share classes with different distribution compensation structures improves our ability to sell shares and raise capital in the current market.

Revised Advisory Fee Structure

On May 7, 2021, we entered into an amended and restated advisory agreement and CROP entered into the Fifth Amended and Restated Limited Partnership Agreement. These agreements revised the compensation payable and the expenses that may be reimbursed to our advisor and its affiliates for its services to be consistent with that of a perpetual-life NAV REIT. Additional information about these fees is provided in Part III “Item 13. Certain Relationships and Related Transactions and Director Independence.”

Monthly NAV Determinations

On May 27, 2021, our board of directors, including a majority of our independent directors, adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of a NAV of the company and performed our initial NAV calculation. Since our initial determination of an NAV, we have determined and disclosed monthly our NAV per share for each share class as of the last calendar day of the prior month. We believe more frequent NAV calculations improves our ability to offer and repurchase our shares at the most fair prices, and also improves visibility and transparency into our performance.

Revised Share Repurchase Program

Following the CRII Merger, our board of directors adopted a revised share repurchase program (the “SRP”). The SRP as revised provides that we may make monthly redemptions with an aggregate value of up to 5% of our NAV each quarter. In addition, we removed the funding restrictions from the SRP. For Class T, Class D and Class I shares, the redemption price equals the most recently disclosed monthly NAV, or 95% of the most recently disclosed NAV if the shares have been held for less than a year. For Class A shares, the repurchase price is at a declining discount to NAV depending on how long the stockholder has held the shares submitted for repurchase and is 100% of NAV after a six-year hold period.

Charter Amendment

In connection with our perpetual-life-strategy we sought and obtained stockholder approval to remove Article XVIII from our charter. Article XVIII was inconsistent with a perpetual-life-strategy as it required that if we did not list our shares of common stock on a national securities exchange by August 13, 2028, we must either seek stockholder approval of the liquidation of the company; or postpone the decision of whether to liquidate the company if a majority of the board of directors determines that liquidation is not then in the best interests of our stockholders. On December 17, 2021, we filed Articles of Amendment with the State Department of Assessment and Taxation of the State of Maryland to remove Article XVIII from our charter.

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

Compliance with Federal, State and Local Environmental Law

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

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

As of March 21, 2023, we employ 308 individuals, including our Chief Legal Officer, Chief Operating Officer, Chief Accounting Officer, and Chief Development Officer with 228 employees serving as “site” employees at our properties responsible for maintenance and leasing and the remainder considered corporate-level employees supporting our operations. We also rely on employees of our advisor for the management of our business and the employment of certain of our executive officers.
Our employees are responsible for performing various operational services for us, including property management, legal, accounting, property development oversight and certain services relating to construction management, stockholders, human resources, and information technology. Although we did not have employees until May 7, 2021, many of the same individuals who are now our employees have been involved in our operations through their employment with our advisor, affiliated property manager and their affiliates for an average of over four years. Approximately 50% of our employees are women and approximately 47% are members of racial or ethnic minority groups. We consider our relations with our employees to be good; none of our employees are represented by a labor union.
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
We offer competitive and equitable compensation and benefits packages that include medical, dental, vision, disability and life insurance, 401k and HSA plans with company-matching contributions, equity grants, paid time off, as well as other resources and programs that support the health and well-being of our associates and their families. We frequently benchmark these compensation and benefits packages against industry peers and those of similar disciplines.
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

Item 1A. Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Our stockholders may be referred to as “you” or “your” and Cottonwood Communities is referred to as CCI in this Item 1A. “Risk Factors” section.

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

For purposes of the Early Repurchase Deduction, the holding period is measured from the date the stockholder acquired the share (the “Acquisition Date”) through the first calendar day immediately following the prospective repurchase date. With respect to holders of Class A shares who acquired their shares pursuant to a merger transaction the Acquisition Date is the date the holder acquired the corresponding share that was exchanged in the merger transaction. In addition, with respect to Class A and Class TX shares acquired through our distribution reinvestment plan or issued pursuant to a stock dividend, the shares will be deemed to have been acquired on the same date as the initial share to which the distribution reinvestment plan share or stock dividend relate. The Acquisition Date for stockholders who received shares of our common stock in exchange for their CROP Units is measured as of the date the exchange occurred and they received shares of our common stock. The Early Repurchase Deduction will also generally apply to minimum account repurchases. With respect to Class T, Class D and Class I shares, the Early Repurchase Deduction will not apply to shares acquired through the Company’s distribution reinvestment plan or issued pursuant to a stock dividend. Such Early Repurchase Deductions will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, you may receive less than the price you paid for your shares upon repurchase by us pursuant to our share repurchase program.

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

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase program, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of the aggregate NAV of our common stock outstanding as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of the aggregate NAV of our common stock outstanding as of the last day of the previous calendar quarter. Further, our board of directors may modify or suspend our share repurchase program if in its reasonable judgment it deems a suspension to be in our best interest and the best interest of our stockholders, such as when a repurchase request would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company that would outweigh the benefit of the repurchase offer. Once the share repurchase program is suspended, our board of directors must consider at least quarterly whether the continued suspension of the share repurchase program is in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase program absent a liquidity event which results in stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase program, as applicable.

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

For the years ended December 31, 2022 and 2021, we had consolidated net losses of $34.0 million and $106.9 million, respectively. As of December 31, 2022 and 2021, we had accumulated deficits of $71.5 million and $55.9 million, respectively. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $54.6 million and $63.4 million during these periods. In addition, the years ended December 31, 2022 and 2021, also included $20.3 million and $51.8 million of charges related to the performance participation allocation.

Net loss and accumulated deficit are calculated and presented in accordance with GAAP, which, among other things, requires depreciation of real estate investments to be calculated on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions. Thus, in addition to GAAP financial metrics, management reviews certain non-GAAP financial metrics, including funds from operations, or FFO and Core FFO. FFO measures operating performance that excludes gains or losses from sales of depreciable properties, real estate-related depreciation and amortization and after adjustments for our share of consolidated and unconsolidated entities. Core FFO excludes other items recorded under GAAP that we believe are not indicative of operating performance, including the accretion of discounts on preferred stock, share-based compensation, the promote from an incentive allocation agreement (tax effected), gains on derivatives, legal costs and settlements, the performance participation allocation, acquisition fees and expenses, and amortization of above or below intangible lease assets and liabilities. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Funds from Operations” for considerations on how to review this metric.

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

Our advisor or the Special Limited Partner may choose to receive our common stock or CROP Units in lieu of certain fees or distributions. Under certain circumstances CROP Units or shares of our common stock received as payment for management fees are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or CROP Units from our advisor paid to our advisor as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such repurchases may receive priority over other shares submitted for repurchase during such period. Repurchases of our shares or CROP Units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to any requirement that the units be held for at least one year but are subject to the other provisions regarding the exchange right as contemplated by the Partnership Agreement.

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

Purchases and repurchases of shares of our common stock are made based on the most recently disclosed NAV per share at such time, which is generally the prior month’s NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the prior month’s NAV per share plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which you make your subscription request or repurchase request may be significantly different than the offering price you pay or the repurchase price you receive. In addition, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share (including by updating a previously disclosed offering price) or suspend our offering and/or our share repurchase program. In such cases, the offering price and repurchase price will be our most recently disclosed NAV per share at such time.

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

The more money we raise, the greater our challenge will be to invest all of our offering proceeds on attractive terms. If we are unable to promptly find suitable multifamily apartment communities or multifamily real estate-related assets, we will hold the proceeds from our offerings in an interest-bearing account, invest the proceeds in short-term investments, or pay down lines of credit. We could also suffer from delays in locating suitable investments. Our reliance on our advisor and sponsor and the real estate professionals that such persons retain to identify suitable investments for us at times when such persons are simultaneously seeking to identify suitable investments for other affiliated programs could also delay the investment of the proceeds of our offerings. Delays we encounter in the selection and acquisition of income-producing multifamily apartment communities or the acquisition or origination of multifamily real estate-related assets would likely limit our ability to make distributions to you and reduce your overall returns.

Furthermore, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several years to complete construction and rent available space. Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.

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

For example, during the financial crisis, the availability of debt financing secured by commercial real estate was significantly restricted as a result of a prolonged tightening of lending standards. Due to the uncertainties created in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions and their ability to even make acquisitions or tenant improvements to existing holdings. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Although the Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement on March 12, 2023 that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, if another depository institution is subject to other adverse conditions in the financial or credit markets, it could impact access to our cash or cash equivalents and could adversely impact our operating liquidity and financial performance. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we would otherwise make.

Recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations.

During the year ended December 31, 2022, inflation in the United States accelerated and is currently expected to continue at an elevated level in the near-term. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. The Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth and/or a recession. Additionally, U.S. government policies implemented to address inflation, including actions by the Federal Reserve to increase interest rates, could negatively impact consumer spending and adversely impact the broader economy, resulting in job losses for many of our residents.

Rising inflation could also have an adverse impact on our financing costs (either through near-term borrowings on our variable rate debt, including our credit facilities, or refinancing of existing debt at higher interest rates), and general and administrative expenses and property operating expenses, as these costs could increase at a rate higher than our rental and other revenue. To the extent our exposure to increases in interest rates is not eliminated through interest rate caps or other protection agreements, such increases may also result in higher debt service costs, which will adversely affect our cash flows. Historically, during periods of increasing interest rates, real estate valuations have generally decreased due to rising capitalization rates, which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate assets. Although the extent of any prolonged periods of higher interest rates remains unknown at this time, negative impacts to our cost of capital may adversely affect our future business plans and growth, at least in the near term.

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

For the years ended December 31, 2022 and 2021, we paid aggregate distributions to common stockholders and limited partnership unitholders of $44.4 million and $20.2 million, including $42.2 million and $20.1 million of distributions paid in cash and $2.2 million and $0.1 million of distributions reinvested through our distribution reinvestment plan, respectively. Our net loss for the years ended December 31, 2022 and 2021 was $34.0 million and $106.9 million. Cash flows provided by operating activities were $8.6 million and $5.4 million for the years ended December 31, 2022 and 2021. We funded our total distributions paid during 2022, which includes net cash distributions and distributions reinvested by stockholders, with $23.4 million prior period cash provided by operating activities, $9.2 million from additional borrowings, and $9.6 million of offering proceeds. We funded our total distributions paid during 2021, which includes net cash distributions and distributions reinvested by stockholders, with $11.0 million prior period cash provided by operating activities, $5.0 million from additional borrowings, and $4.0 million of offering proceeds.

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

Pursuant to the tax protection agreement between CROP and High Traverse Holdings, LLC (“HT Holdings”), a Delaware limited liability company, which is beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin, each of who are our executive officers and some of whom are our directors, (the “CROP Tax Protection Agreement”), CROP has agreed, until May 7, 2031, to indemnify HT Holdings (including Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin, as beneficial owners of HT Holdings, and their affiliated trusts and certain other entities) (collectively, the “protected partners”) against certain tax consequences of a taxable transfer of all or any portion of the properties that are owned by CROP or any of its subsidiaries as of the closing date of the CROP Merger, subject to certain conditions and limitations. We estimate the maximum potential liability associated with the CROP Tax Protection Agreement to be approximately $39.9 million. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate. These indemnification obligations could prevent CROP from selling its properties at times and on terms that are in the best interest of CROP, us and the respective equity owners of CROP and us and any indemnification payments that may become payable could be a significant expense for CROP and us. In addition, at any time after the closing (including after expiration of the tax protection term), each protected partner and CROP will have the right to exercise an in-kind redemption transaction (i.e., a redemption of all of the protected partner’s interest in CROP in exchange for one or more assets of CROP at the then-current market price). This would eliminate CROP’s indemnification obligations to the protected partner(s). The protected partners will have the right to select the assets of CROP necessary to effectuate the in-kind redemption transaction, subject to certain limitations. If an in-kind redemption transaction is effectuated, CROP’s portfolio may become less geographically diverse and thus subject to greater market risk, and CROP may be required to transfer some of its prime assets to the protected partner(s).

In addition, CROP has entered and may in the future enter into tax indemnification agreements with certain persons who contributed their interests in properties to CROP in exchange for CROP Common Units. Generally, these current agreements provide that CROP will indemnify such contributors against certain tax consequences of a taxable sale of the property contributed by such contributors through 2025, subject to certain conditions and limitations. We estimate the maximum potential liability associated with these tax indemnification agreements to be approximately $31.5 million. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate. Future tax indemnification agreements entered by CROP may extend such obligations beyond 2025. The obligations of CROP under these and future indemnification agreements may constrain CROP with respect to deciding to dispose of a particular property and may also result in financial obligations for us.

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

If our investments and future investments fail to perform as expected, cash distributions to our stockholders may decline.

As December 31, 2022, we had a portfolio of $2.6 billion in total assets, with 84.8% of our equity value in operating properties, 10.9% in development and 4.3% in real estate-related investments. Each of our investments was based on an underwriting analysis with respect to each investment. If our investments do not perform as expected, whether as a result of the impact of the COVID-19 virus on the U.S. and world economies, or otherwise, or future acquisitions do not perform as expected, we may have less cash flow from operations available to fund distributions and investor returns may be reduced.

Risks Related to Conflicts of Interest

Our advisor faces a conflict of interest because the fees it receives and the distributions to be received by the Special Limited Partner, an affiliate of our advisor, with respect to the Special Limited Partner’s performance participation interest in the Operating Partnership are based in part on our NAV, which our advisor is responsible for determining.

Our advisor is paid a management fee for its services based on our NAV, which is calculated by our advisor, based on valuations provided by independent appraisal firms. In addition, the allocation to be received by the Special Limited Partner with respect to its performance participation interest in the Operating Partnership will be based in part upon the Operating Partnership’s net assets. The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. In order to avoid a reduction in our NAV, the advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets. If our NAV is calculated in a way that is not reflective of our actual NAV, then the transaction price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the transaction price or more than the repurchase price.

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

The existence of the Special Limited Partner’s performance participation interest in the Operating Partnership, which is based on our total distributions plus the change in NAV per share, may create an incentive for our advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the performance participation interest may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains may not be realized when those assets are eventually disposed of.

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

The compensation we pay to our advisor and the Special Limited Partner in connection with the management of our business were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees, including the performance allocation, paid to our advisor and its affiliates for services provided by our advisor to us were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, may be in excess of amounts that we would otherwise pay to third parties for such services and may reduce the amount of cash that would otherwise be available for investments in multifamily apartment communities and multifamily real estate-related assets and distributions to our stockholders.

Our advisor faces conflicts of interest relating to the fees that we may pay to it and its affiliates, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Pursuant to our operating partnership agreement, the Special Limited Partner is entitled to receive an allocation from the Operating Partnership with respect to its performance participation interest in the Operating Partnership. This participation interest is structured to provide incentive to our advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm’s-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. Because, however, our advisor is entitled to receive substantial minimum compensation regardless of performance, the interests of our advisor and its affiliates is not wholly aligned with those of our stockholders. In that regard, our advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our advisor and its affiliates to additional compensation.

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

Our advisor was entitled to receive contingent acquisition fees related to our purchase of multifamily apartment communities and multifamily real estate-related assets and contingent financing fees related to our financing of multifamily apartment communities and multifamily real estate-related assets. Our advisor agreed to defer the payment of any acquisition fee or financing fee until our common stockholders’ receipt of certain specified returns. In connection with the entry into the amended and restated advisory agreement on May 7, 2021, we eliminated our obligation to pay our advisor contingent acquisition fees and contingent financing fees except in the circumstance in which our advisory agreement is terminated other than for cause (or non-renewal or termination by our advisor) before May 7, 2031. If the advisory agreement is terminated other than for cause (or non-renewal or termination by our advisor), the contingent acquisition fees and contingent financing fees provided for in the previous advisory agreement will be due and payable in an amount equal to approximately $19.8 million ($22 million if the termination had occurred in year one reduced by 10% each year thereafter). Thus, there may be conflicts of interest with respect to the termination of the advisory agreement and the payment of the contingent acquisition fees and contingent financing fees.

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

Our board of directors has the authority to designate and issue preferred stock with liquidation, dividend and other rights that are senior to those of our common stock. We have classified and designated 10,000,000 and 12,800,000 shares of our authorized but unissued preferred stock as shares of non-voting Series 2023 Preferred Stock and non-voting Series 2019 Preferred Stock, respectively. The outstanding shares of our Series 2023 Preferred Stock are entitled to receive a preferential dividend equal to a 6.0% cumulative but not compounded annual return (subject to an increase up to 6.5% in certain circumstances). The outstanding shares of our Series 2019 Preferred Stock are entitled to receive a preferred dividend equal to a 5.5% per annum cumulative but not compounded return (subject to an increase to 6.0% in certain circumstances). As of March 21, 2023, we had 2,761,203 and 12,637,166 shares of our Series 2023 Preferred Stock and Series 2019 Preferred Stock outstanding.

Holders of Series 2023 Preferred Stock and Series 2019 Preferred Stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, or the redemption of our common stock and a liquidation preference of $10.00 per share plus any accrued and unpaid distributions before any payment is made to holders of our common stock upon our voluntary or involuntary liquidation, dissolution or winding up. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock.

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

Neither we nor the Operating Partnership should be required to register as an investment company under either of the tests above. With respect to the 40% test, most of the entities through which we and the Operating Partnership will own our assets will be majority-owned subsidiaries that will not themselves be investment companies and will not be relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

With respect to the primarily engaged test, we and the Operating Partnership will be holding companies and do not intend to invest or trade in securities ourselves. Rather, through the majority-owned subsidiaries of the Operating Partnership, we and the Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real estate and real estate-related assets.

If any of the subsidiaries of the Operating Partnership fail to meet the 40% test, then we believe they will often be able to rely on Section 3(c)(5)(C) of the Investment Company Act for an exception from the definition of an investment company. As reflected in no-action letters, the SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in “mortgages and other liens on and interests in real estate” or qualifying assets; at least 80% of its assets in qualifying assets plus real estate-related assets; and no more than 20% of the value of its assets in other than qualifying assets and real estate-related assets. To constitute a qualifying asset under this 55% requirement, a real estate interest must meet various criteria based on no-action letters. We expect that any of the subsidiaries of the Operating Partnership relying on Section 3(c)(5)(C) will invest at least 55% of its assets in qualifying assets, with substantially all of its remaining assets in other types of real estate-related assets. If any subsidiary relies on Section 3(c)(5)(C), then we expect to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Under our charter, we have the authority to issue a total of 1,100,000,000 shares of capital stock. Of the total shares of stock authorized, 1,000,000,000 shares are classified as common stock with a par value of $0.01 per share, 125,000,000 of which are classified as Class A shares, 50,000,000 of which are classified as Class TX shares, 275,000,000 of which are classified as Class T shares, 275,000,000 of which are classified as Class D shares, 275,000,000 of which are classified as Class I shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share, 12,800,000 of which are classified as Series 2019 and 10,000,000 of which are classified as Series 2023.

Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of common stock in our offering, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in this or future public offerings; (2) issue shares of our common stock or CROP Units in private offerings; (3) issue shares of our common stock or units in the Operating Partnership to the advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; or (4) issue shares of our common stock or CROP Units to sellers of properties we acquire.

To the extent we issue additional shares of common stock after you purchase shares of common stock in our offering, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of the Operating Partnership after you purchase in our offering, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of the Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by the Operating Partnership. CROP Units may have different and preferential rights to the claims of common units of the Operating Partnership which correspond to the common stock held by our stockholders.

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

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under Maryland law and our charter in connection with their management of the corporation. At the same time, we, as the sole member of the sole general partner, have fiduciary duties under Delaware law to the Operating Partnership and to the limited partners in connection with the management of the Operating Partnership. Our duties as general partner of the Operating Partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s Partnership Agreement. The Partnership Agreement of the Operating Partnership provides that, for so long as we own a controlling interest in the Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners may be resolved in favor of our stockholders.

Additionally, the Partnership Agreement expressly limits our liability by providing that we and our officers, directors, agents and employees will not be liable or accountable to the Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, the Operating Partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law and to the extent indemnification is not prohibited under Article XVI of our charter, from and against any and all claims arising from operations of the Operating Partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the Partnership Agreement that purport to waive or restrict our fiduciary duties.

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

We will lose our emerging growth company status on December 31, 2023. Accordingly, we will become subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. We expect that the loss of emerging growth company status and compliance with the additional requirements of not being an emerging growth company will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements.

General Risks Related to Investments in Real Estate

We will not be diversified with respect to the class of assets that we own.

We will invest, through the Operating Partnership, solely in multifamily apartment communities and multifamily real estate-related assets. While we intend to invest in a significant number of properties across several geographical locations and markets, we will not invest in a diverse set of asset classes. Further, we have no plans to acquire any assets other than assets consisting of multifamily apartment communities and multifamily real estate-related assets. Therefore, each of our investments could be subject to the same or similar rental property related risks and a decline in real estate values in general or a change in economic conditions which affects real property investment and rental markets could have a substantial adverse effect on our financial performance.

If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our assets and our ability to make distributions than if we had a diversified investment portfolio.

While we intend to diversify our portfolio of investments, we are not required to observe specific diversification criteria. Therefore, our investments in multifamily apartment communities and multifamily real estate-related assets may be concentrated in assets that are subject to higher risk of foreclosure or concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in limited geographic regions, downturns relating generally to such region may result in a reduction in our net income and the value of our common stock and accordingly limit our ability to make distributions to you.

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

We depend upon our employees as well as the performance of our third-party property managers to effectively manage our properties and real estate-related assets. Rising vacancies across real estate properties have resulted in increased pressure on real estate investors and their property managers to maintain adequate occupancy levels. In order to do so, we may have to offer inducements, such as free rent and resident amenities, to compete for residents. In addition, our property managers may be unsuccessful in their ability to collect rent resulting in increased collection loss and evict tenants for non-payment of rent permitting us to lease their space. Poor performance by those sales, leasing and other management staff members operating a particular property will necessarily translate into poor results of operations for that particular property. Should we or third parties fail to identify problems in the day-to-day management of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.

It may be difficult for us to attract new tenants to our multifamily apartment communities.

There can be no assurance that we will be able to maintain the occupancy rates at our multifamily apartment communities. The tenants at any multifamily apartment communities may have the right to terminate their leases upon the occurrence of specified events. The majority of leases at the properties are for terms of one year or less.

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

At December 31, 2022, we had $528.3 million of fixed rate debt and $575.5 million of variable rate debt, including our revolving credit facility and including $95.3 million of variable rate debt related to construction loans; $318.7 million, or 55.4% of our variable rate debt is accompanied by interest rate cap hedging instruments as required by the lenders. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $43.0 million at December 31, 2022. We may obtain additional lines of credit or other debt financing, or take additional advances on our existing lines of credit, which we may utilize to acquire multifamily apartment communities and multifamily real estate-related assets and fund our operations. Thus, our assets may be cross-collateralized. Information about the amount and terms of any new lines of credit are uncertain and will be negotiated by our officers. No assurance can be given that future cash flow will be sufficient to make the debt service payments on any loans and to cover all operating expenses.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter into may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or impose reserve requirements. In addition, our JP Morgan Credit Facility restricts our ability to remove our affiliated directors which may make it more difficult to replace our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

Our derivative financial instruments may not adequately offset interest rate volatility and require us to contribute more equity to our properties, which could reduce the number of multifamily apartment communities we can acquire, our cash flows from operations and the amount of cash distributions we can make.

We may use derivative financial instruments, such as interest rate cap or collar agreements and interest rate swap agreements, to hedge exposures to changes in interest rates on loans secured by its assets, but no hedging strategy can protect us completely. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. Interest rates are currently increasing. In addition, interest rate caps and the replacement of our expiring interest rate caps may be more expensive as a result of increasing interest rates. Further, in the event interest rates increase for any of our financings, we may be required to rebalance such financings by contributing more equity to our properties in order to comply with debt-service coverage ratios required by such financings. We cannot assure you that its hedging strategy and the derivatives that it uses will adequately offset the risk of interest rate volatility or that its hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT gross income tests.

Increases in interest rates and the future discontinuation of LIBOR could increase the amount of our interest payments and could reduce the amount of distributions our stockholders receive.

At December 31, 2022, we had $575.5 million of variable rate debt, including our revolving credit facility and including $95.3 million of variable rate debt related to construction loans; $318.7 million, or 55.4% of our variable rate debt is accompanied by interest rate cap hedging instruments as required by the lenders. We may incur additional indebtedness in the future. Interest we pay reduces our cash flows. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.

Certain of our variable rate debt historically has borne interest at an interest rate determined based on a US Dollar London Interbank Offered Rate (“LIBOR”). On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021, in the case of the 1-week and 2-month US dollar settings; and (ii) immediately after June 30, 2023, in the case of the remaining US dollar settings. The tenors that were extended to June 30, 2023 are more widely used and are the tenors used in our LIBOR-based debt. We may convert some of our LIBOR-based debt into debt based on the Secured Overnight Financing Rate (“SOFR”), which is the interest rate recommended by the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of U.S. financial market participants convened by the Federal Reserve Board and the New York Federal Reserve to help ensure a successful transition from LIBOR to a more robust reference rate.

SOFR is a broad measure of the cost of borrowing cash in the overnight U.S. treasury repo market and is a rate published by the Federal Reserve Bank of New York. On July 29, 2021, ARRC formally recommended CME Group’s forward-looking Term SOFR as a benchmark rate for use in transition away from LIBOR. Term SOFR is a forward-looking rate based on SOFR futures. We may convert some of our LIBOR-based debt into debt based on Term SOFR. In order to convert LIBOR debt into SOFR or Term SOFR, based on ARRC recommendations and market practice, we generally are required by our lenders to pay a spread adjustment to LIBOR. This spread adjustment may increase our borrowing costs. Where we maintain hedge positions, we may be able to recover some of that spread adjustment by converting hedge positions. However, the spread adjustment recovered on hedge positions may be insufficient to cover our increased floating rate debt obligations resulting from the spread adjustment we pay for a conversion to SOFR.

We may be unable to convert all of our debt instruments to SOFR or Term SOFR prior to June 30, 2023. If we are unable to effect such conversions, our lenders may force conversions to a SOFR-based rate under any applicable LIBOR transition legislation or to a SOFR-based rate or another interest rate under the terms of our debt agreements. These forced conversions could result in higher all-in interest costs and could hinder our ability to maintain effective hedges, which could impact our financial performance.

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

The proceeds from our offering will be used primarily for investments in multifamily apartment communities and multifamily real estate-related assets. In the event that we develop a need for additional capital in the future for the improvement of our multifamily apartment communities or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our assets or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.

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

If the Operating Partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.

We intend to maintain the status of the Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the Internal Revenue Service (“Internal Revenue Service” or “IRS”) were to successfully challenge the status of the

Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on your investment. In addition, if any of the entities through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership and jeopardizing our ability to maintain REIT status.

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

We may make taxable distributions that are payable in cash and common stock. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, we may give stockholders a choice, subject to various limits and requirements, of receiving a dividend in cash or in common stock of the REIT. As long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of the REIT’s earnings and profits). This threshold has been temporarily reduced in the past, and may be reduced in the future, by IRS guidance. Taxable stockholders receiving stock will be required to include in income, as a dividend, the full value of such stock, to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.

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

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. The impact of tax reform on an investment in our shares is uncertain.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA. The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. We will continue to analyze and monitor the application of the IRA to our business; however, the effect of these changes on the value of our assets, shares of our common stock or market conditions generally, is uncertain.

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

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Offering of Common Stock

We are offering up to $900.0 million of Class T, Class D and Class I shares of our common stock through our Primary Offering and up to $100.0 million of Class T, Class D, Class I, and Class A shares of our common stock through our DRP Offering. Other than differences in upfront selling commissions, dealer manager fees, and ongoing distribution fees, each class of common stock has the same economics and voting rights. There is currently no public market for our shares and we currently have no plans to list our shares on a securities exchange.

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

In addition, we will pay a wholesaling fee of up to 1.85% of the transaction price for all shares sold in the Primary Offering.

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

The distribution fee is subject to a cap based on the total upfront selling commissions, dealer manager fees, and distribution fees paid in connection with the sale of the share in our primary offering. For Class T shares the cap is 8.5% and for Class D shares the cap is 8.0%. A lower cap may be agreed upon between the dealer manager and a participating broker-dealer. Once the cap is met, the Class T shares or Class D shares in each respective stockholder's account (including shares purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such shares.

The dealer manager for the public offering anticipates that all or a portion of the upfront selling commissions, dealer manager and distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers and certain wholesalers, some of which are internal to our advisor and its affiliates. For the year ended December 31, 2022, the costs of raising capital in the Follow-on Offering represented 5.96% of the capital raised.

The purchase price per share for each class of common stock will vary and will generally equal our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. Please see “Net Asset Value Calculation and Valuation Guidelines” in our prospectus for a detailed description of our valuation guidelines.

The following table presents our historical monthly NAV per share for our outstanding classes of shares and our CROP Units since we began reporting an NAV. Previously, we sold Class A and Class TX shares in our primary public offering at a fixed offering price of $10.00 per share.

	Class
Date	T	D	I	A	TX	OP
May 7, 2021 (1)	(2)	(2)	(2)	$10.8315	$10.8315	$10.8315
May 31, 2021	(2)	(2)	(2)	10.8488	10.8488	10.8488
June 30, 2021	(2)	(2)	(2)	11.7865	11.7865	11.7865
July 31, 2021	(2)	(2)	(2)	12.5373	12.5373	12.5373
August 31, 2021	(2)	(2)	(2)	12.8855	12.8855	12.8855
September 30, 2021	(2)	(2)	(2)	15.4799	15.4799	15.4799
October 31, 2021	(2)	(2)	(2)	16.3305	16.3305	16.3305
November 30, 2021	(2)	(2)	(2)	16.9316	16.9316	16.9316
December 31, 2021	(2)	(2)	17.2839	17.2839	17.2839	17.2839
January 31, 2022	18.4071	(2)	18.4071	18.4071	18.4071	18.4071
February 28, 2022	18.9882	(2)	18.9882	18.9882	18.9882	18.9882
March 31, 2022	19.6324	(2)	19.6324	19.6324	19.6324	19.6324
April 30, 2022	20.0794	(2)	20.0794	20.0794	20.0794	20.0794
May 31, 2022	20.6297	20.6297	20.6297	20.6297	20.6297	20.6297
June 30, 2022	20.7202	20.7202	20.7202	20.7202	20.7202	20.7202
July 31, 2022	20.6991	20.6991	20.6991	20.6991	20.6991	20.6991
August 31, 2022	20.7007	20.7007	20.7007	20.7007	20.7007	20.7007
September 30, 2022	20.7056	20.7056	20.7056	20.7056	(2)	20.7056
October 31, 2022	20.5722	20.5722	20.5722	20.5722	(2)	20.5722
November 30, 2022	19.9945	19.9945	19.9945	19.9945	(2)	19.9945
December 31, 2022	19.5788	19.5788	19.5788	19.5788	(2)	19.5788

(1) All components of NAV are as of May 7, 2021 with the exception of the investments in multifamily operating properties, development properties and real-estate related structured investments which are based on information as of April 30, 2021.

(2) No shares were outstanding for this class of share as of the valuation date.

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

CROP has classes or series of OP units held by parties other than us that are economically equivalent to a corresponding class of shares and have the same value as our common stock. Our NAV is the value of CROP. Our NAV per share is calculated on a fully dilutive basis whereby outstanding classes or shares of CROP Units, including LTIP units that would be earned as of the valuation date, are included in fully-diluted shares/units outstanding.

The components of our NAV as of December 31, 2022 are as follows ($ and shares/units in thousands):

Components of NAV*	December 31, 2022
Investments in Multifamily Operating Properties	$2,372,787
Investments in Multifamily Development Properties	130,206
Investments in Real-estate Related Structured Investments	60,821
Investments in Land Held for Development	78,032
Operating Company and Other Net Current Assets	12,034
Cash and Cash Equivalents	9,461
Secured Real Estate Financing	(1,158,364)
Subordinated Unsecured Notes	(42,953)
Preferred Equity	(127,065)
Accrued Performance Participation Allocation	(20,688)
Net Asset Value	$1,314,271
Fully-diluted Shares/Units Outstanding	67,127

* Presented as adjusted for our economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2022 ($ and shares/units in thousands, except per share/unit data):

	Class
	T	D	I	A	OP(1)	Total
As of December 31, 2022
Monthly NAV	$94,274	$1,266	$76,246	$520,892	$621,593	$1,314,271
Fully-diluted Outstanding Shares/Units	4,815	65	3,894	26,605	31,748	67,127
NAV per Fully-diluted Share/Unit	$19.5788	$19.5788	$19.5788	$19.5788	$19.5788	$19.5788

(1) Includes the partnership interests of the Operating Partnership held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other Operating Partnership interests, including LTIP Units as described above, held by parties other than us.

Below are the weighted averages of the key assumptions that were used by our independent appraisal advisor in the discounted cash flow methodology used in the December 31, 2022, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.18%	4.81%
Development Assets	6.00%	4.50%

* Presented as adjusted for our economic ownership percentage in each asset, weighted by gross value.

A change in these assumptions would impact the calculation of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.4%	2.2%
	0.25% increase	(2.3)%	(2.2)%
Exit Capitalization Rate	0.25% decrease	4.1%	4.4%
	0.25% increase	(3.5)%	(3.9)%

* Presented as adjusted for our economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our consolidated balance sheet to our NAV (in thousands):

December 31, 2022
Stockholders’ equity	$318,789
Non-controlling interests attributable to limited partners	258,679
Total partners’ capital of CROP under U.S. GAAP	577,468
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	140,850
Goodwill	(439)
Deferred tax liability	9,741
Discount on preferred stock	(5,675)
Unrealized net real estate and debt appreciation	592,326
NAV	$1,314,271

The following describes the adjustments to reconcile GAAP stockholders’ equity and CROP partners’ capital per our consolidated balance sheet to our NAV:

•We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
•We recorded goodwill for the difference between the transaction price of the CRII Merger and the fair value of identifiable assets acquired, liabilities assumed, and non-controlling interests. Goodwill was not included for purposes of determining our NAV.
•We recorded certain deferred tax liabilities for the tax effects on the difference in the value of certain assets recorded with the CRII Merger and their underlying tax basis. These deferred tax liabilities are excluded for purposes of determining our NAV.
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

We adjust FFO by the items below to arrive at Core FFO. Our management uses Core FFO as a measure of our operating performance. The performance participation allocation is excluded from Core FFO as the performance participation allocation is largely driven by appreciation of our net asset value which relies on factors outside of recurring operations, including capital allocation, strategic investment decisions and market factors independent of the ongoing operations of the Company. We believe excluding the performance participation allocation provides management and our stockholders a better understanding of the ongoing operating performance of our investments. Our calculation of Core FFO may differ from the methodology used for calculating Core FFO by other REITs and, accordingly, our Core FFO may not be comparable. We believe these measures are useful to investors because they facilitate an understanding of our operating performance after adjusting for non-cash expenses and other items not indicative of ongoing operating performance.

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

The following table presents a reconciliation of FFO and Core FFO to net loss attributable to CROP ($ in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Net loss attributable to common stockholders	$(15,649)	$(43,916)
Adjustments to arrive at FFO:
Real estate related depreciation and amortization	51,265	61,254
Depreciation and amortization from unconsolidated real estate entities	7,768	11,973
Gain on sale of real estate assets	—	(10,912)
Gain on sale of investments in unconsolidated real estate entities	(8,129)	—
Loss allocated to noncontrolling interests - limited partners	(17,594)	(58,923)
Amount attributable to above from noncontrolling interests - partially owned entities	(888)	(5,858)
Funds from operations attributable to common stockholders and unit holders	16,773	(46,382)
Adjustments:
Amortization of intangible assets	3,330	2,143
Accretion of discount on preferred stock	5,406	2,350
Accretion of below market leases	(555)	(834)
Performance participation allocation	20,320	51,761
Share based compensation (1)	3,774	1,570
Promote from incentive allocation agreement (tax effected)	(23,334)	—
Gains on derivatives	(4,048)	—
Acquisition fees and expenses (2)	1,824	3,826
Legal costs and settlements, net (1)	(7)	839
Other adjustments	(466)	(517)
Amount attributable to above from noncontrolling interests	(1,290)	1,133
Core funds from operations attributable to common stockholders and unit holders	$21,727	$15,889

FFO per common share and unit - basic and diluted	$0.28	$(1.22)
Core FFO per common share and unit - basic and diluted	$0.36	$0.42
Weighted-average diluted common shares and units outstanding	60,705,718	38,076,120

(1) Core FFO was adjusted for these items beginning in 2022. Core FFO for 2021 was also adjusted by these items for comparability.
(2) Acquisition fees and expenses include costs associated with the CMOF Merger and the 2021 Mergers.

Unregistered Sale of Equity Securities

During the year ended December 31, 2022, we sold equity securities that were not registered under the Securities Act as described below.

On November 8, 2019, we launched the 2019 Private Offering, a best-efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act. During the year ended December 31, 2022, we issued and sold 1,547,184 shares of our Series 2019 Preferred Stock in the Private Offering and received aggregate proceeds of $15.4 million. In connection with the sale of these shares in the 2019 Private Offering, we paid aggregate selling commissions of $1.0 million and placement fees of $0.3 million. In March 2022, the 2019 Private Offering was fully subscribed.

On December 13, 2022, we launched the 2023 Private Offering, a best-efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act. No shares of our Series 2023 Preferred Stock had been sold as of December 31, 2022. Additional information about the 2023 Private Offering and sales of Series 2023 Preferred Stock in the 2023 Private Offering are disclosed under Item 3.02 in our Current Reports on Form 8-K.

During the year ended December 31, 2022, we issued 280,889 shares of Class I common stock upon exchange of 280,889 CROP Units held by various limited partners. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the CROP Units.

On January 7, 2022 and February 4, 2022, we granted an aggregate of 11,296 and 14,754 LTIP Units, respectively, to our three independent directors as compensation for serving as directors. The LTIP Units have a one-year vesting schedule. The issuance of such shares of units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

On January 7, 2022, we granted an aggregate of 94,531 LTIP Units to our executive officers and certain of our employees as equity compensation. The LTIP Units vest over four years in equal installments on a quarterly basis, subject to continued service. In addition, on January 7, 2022, the compensation committee determined that 57,746 LTIP Units were earned by certain executive officers under performance unit awards made in January 2019. The earned LTIP units fully vest on the one-year anniversary of the last day of the performance period, subject to continued employment with us or our advisor and its affiliates. The issuance of such shares of units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

Over time, the LTIP Units can achieve full parity with CROP Units for all purposes. If such parity is reached, non-forfeitable LTIP Units may be converted into CROP Units. CROP Units may be redeemed for cash equal to the then-current market value of one share of Class I common stock or, at our election, for shares of our Class I common stock on a one-for-one basis.

On September 19, 2022, CROP issued 141,543 CROP Units in exchange for the 9.55% outstanding tenant-common-interests in Cottonwood Ridgeview. The issuance of such shares of units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

On March 22, 2022, the compensation committee of the Company approved the grant of 7,767 restricted shares of Class I common stock to non-executive level employees of the Company and of CC Advisors III and its affiliates for past and future services for the Company in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended December 31, 2022, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased (1)	Repurchases as a Percentage of NAV (2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
October 2022	65,524	0.1732167%	$18.9811	—
November 2022	289,665	0.7682443%	$19.1651	—
December 2022	309,134	0.7936880%	$18.0979	—
Total	664,323

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

Holders

The following tables shows the number of shares and holders of each class of common equity outstanding as of March 21, 2023, including shares held by our affiliates:

	Class
	T	D	I	A
Outstanding shares	5,109,646	165,927	4,113,814	26,173,599
Number of stockholders	1,385	50	1,069	5,112

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

Overview

Cottonwood Communities, Inc. invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, a wholly owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC. We were incorporated in Maryland in 2016. We hold all of our assets through the Operating Partnership. Our operating partnership was Cottonwood Communities O.P., LP (“CCOP”) prior to the CRII Merger and is Cottonwood Residential O.P., LP after the CRII Merger. We are the sole member of the sole general partner of the Operating Partnership and own general partner interests in the Operating Partnership alongside third party limited partners.

Cottonwood Communities, Inc. is a non-traded perpetual-life, NAV REIT. We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

As December 31, 2022, we had received net proceeds of $295.5 million from the sale of common stock and $127.0 million from the sale of Series 2019 Preferred Stock. We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored OP units in CROP. CROP has primarily used the net proceeds to make investments in real estate, multifamily real estate-related assets, and real estate related operations.

As of December 31, 2022, we had a portfolio of $2.6 billion in total assets, with 84.8% of our equity value in operating properties, 10.9% in development and 4.3% in real estate-related investments. Refer to the section “Our Investments” below for further description of our portfolio.

2022 Activities

The following highlights activities that occurred during the year ended December 31, 2022.

Operating Results and Net Asset Value

•Attained net loss attributable to common stockholders of $0.53 per diluted share compared to $2.49 for same period in the prior year.
•Achieved funds from operations attributable to common stockholders and unit holders (“FFO”) of $0.28 per diluted share/unit. In addition, Core FFO was $0.36 per diluted share/unit, compared to $0.42 per share/unit for the same period in the prior year.
•Achieved stabilization of two developments, Sugarmont and Park Avenue.
•Determined net asset value of $19.5788 per share/unit at December 31, 2022, compared to $17.2839 per share/unit at December 31, 2021.

Transaction Activity

•Merged with Cottonwood Multifamily Opportunity Fund, Inc., acquiring the remaining interests in two development properties and an additional interest in a joint venture holding land for development.
•Acquired Cottonwood Lighthouse Point, a 243-unit apartment community in Pompano Beach, FL, for $95.5 million.
•Acquired Cottonwood Clermont, a 230-unit apartment community in Clermont, FL, for $85.0 million, through a 1031 exchange with the sale of our interest in 3800 Main.
•Acquired the remaining tenant-in-common interests of Cottonwood Ridgeview.
•Acquired a 26-acre complex called Galleria in Salt Lake City, UT, for $28.5 million with the intent to re-develop.
•Committed $33.4 million of preferred equity to 417 Callowhill, a multifamily development in Philadelphia, PA, funding $8.7 million in 2022.
•Received repayment of principal and accrued interest plus a $1.8 million minimum make-whole payment with the prepayment of our Integra Peaks mezzanine loan investment.
•Sold equity method investments in 3800 Main and Alpha Mill, recognizing $8.1 million of gains from these investments.
•Recapitalized Block C and Jasper (developments now known as Westerly, Millcreek North and The Archer), receiving $10.9 million from affiliated investors.

Financing and Capital Raise Activity

•Obtained an aggregate of $470.0 million in property-level financing, of which $264.5 million was at a fixed rate of 3.40%, and repaid $231.2 million.
•Increased the capacity of our revolving credit facility from $74.9 million to $125.0 million.
•Fully redeemed our Series 2016 Preferred Stock and Series 2017 Preferred Stock for $139.8 million and $2.6 million, respectively.
•Executed additional draws of $38.3 million on construction loans to further the completion of our development projects and refinanced $59.7 million of construction loans with permanent debt.
•Raised $15.5 million from the sale of Series 2019 Preferred Stock.
•Launched the Series 2023 Preferred Stock best efforts, private placement offering.
•Raised $170.8 million from the sale of common stock.
•Repurchased $28.4 million of common stock and CROP Units at an average discount of 8% to NAV.
•Distributed $20.0 million and $22.2 million to common stockholders and limited partners, respectively.

Our Investments

Our portfolio of investments consists of ownership interests or structured investment interests in 34 multifamily apartment communities in 12 states with approximately 9,800 units, including approximately 1,300 units in four multifamily apartment communities in which we have a structured investment interest and approximately 500 units in two multifamily apartment communities under construction. In addition, we have an ownership interest in four land sites planned for development.

Information regarding our investments as of December 31, 2022 is as follows:

Stabilized Properties ($ in thousands, except net effective rents)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
Alpha Mill	Charlotte, NC	267	830	May 2021	$69,500		$39,044	$1,657	97.00%	28.29%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		33,594	1,449	95.04%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	1,388	92.42%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		46,209	2,490	93.85%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		35,411	2,082	86.52%	100.00%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,157	91.77%	100.00%
Cottonwood One Upland	Boston, MA	262	1,160	Mar 2020	103,600		32,400	2,728	96.18%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		37,817	1,468	95.00%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930	(2)	65,300	1,804	96.58%	100.00%
Cottonwood West Palm	West Palm Beach, FL	245	1,122	May 2019	66,900		47,978	2,332	95.10%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		25,020	1,736	93.40%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,681	97.44%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		46,000	1,431	92.71%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		45,341	1,547	94.99%	100.00%
Melrose	Nashville, TN	220	951	May 2021	67,400		56,600	1,879	95.91%	100.00%
Melrose Phase II	Nashville, TN	139	675	May 2021	40,350		32,400	1,675	91.37%	79.82%
Parc Westborough	Boston, MA	249	1,008	May 2021	74,000		21,600	2,306	93.98%	100.00%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,031	(3)	37,000	1,899	94.44%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,797	90.00%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,370	95.03%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,367	1,049	93.46%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		48,719	1,675	95.19%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,373	1,661	87.79%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,540	96.73%	84.19%
Sugarmont	Salt Lake City, UT	341	904	May 2021	139,473	(4)	105,000	2,236	91.20%	99.00% (5)
Summer Park	Buford, GA	358	1,064	May 2021	75,500		44,620	1,533	94.97%	98.68%
The Marq Highland Park (6)	Tampa, FL	239	999	May 2021	65,700		34,005	2,059	97.49%	100.00%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		30,700	1,279	98.26%	58.60%
Total / Weighted-Average		8,023	963		$1,970,584		$1,239,792	$1,742	94.17%	86.59%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) We acquired 90.45% of Cottonwood Ridgeview with the CRII Merger at a value of $70.0 million. The remaining 9.55% was acquired through the issuance of CROP Units valued at $2.9 million on the close date in September 2022.

(3) We acquired a partial interest in the Park Avenue development joint venture with the CRII Merger at a value of $42.3 million and acquired the remaining ownership interest in the Park Avenue development joint venture with the CMOF Merger. The $67.0 million above represents the total capitalized costs on the project placed in service through December 31, 2022.

(4) We acquired the Sugarmont development with the CRII Merger at a value of $112.5 million. The $139.5 million above represents the total capitalized costs on the project placed in service through December 31, 2022.

(5) The one percent interest not owned by us has limited rights, including the right to control on behalf of the joint venture the prosecution and resolution of all litigation, claims, or causes of action that the joint venture has or may have against certain third parties associated with the design and construction of Sugarmont, as well as the obligation to defend any cross claims resulting from these actions.

(6) Excludes the commercial data in units count and physical occupancy.

Development Properties ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Completion Date	Total Project Investment	Construction Debt Outstanding (1)	Percentage Owned by CROP
Cottonwood Broadway	Salt Lake City, UT	254	817	May 2021	1Q2023	$71,703	$39,728	100.00%
Cottonwood Highland (2)	Salt Lake City, UT	250	757	May 2021	2Q2023	43,894	18,599	36.93% (2)
Total		504				$115,597	$58,327

(1) Construction debt outstanding is shown as if CROP owned 100% of the development property.
(2) Intended to qualify as a qualified opportunity zone investment. Excludes the commercial data in unit count. CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
Lector85	Ybor City, FL	Preferred Equity	August 2019	254	$9,900	$9,900
Astoria West (formerly Vernon)	Queens, NY	Preferred Equity	July 2020	534	15,000	15,000
801 Riverfront	West Sacramento, CA	Preferred Equity	November 2020	285	15,092	15,092
417 Callowhill	Philadelphia, PA	Preferred Equity	November 2022	220	$33,413	$8,746
Total				1,293	$73,405	$48,738

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C (now known as Westerly and Millcreek North)	Salt Lake City, UT	2.84 acres	May 2021	$37,838	78.99% (1)
Jasper (now known as The Archer)	Salt Lake City, UT	0.79 acres	June 2021	11,889	79.90% (2)
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,521	100.00%
Galleria	Salt Lake City, UT	26.07 acres	September 2022	28,593	100.00%
Total				$85,841
(1) On June 28, 2022, Block C, the joint venture owning land for the development of Westerly and Millcreek North, was recapitalized. We provided additional capital contributions and obtained a majority interest, and subsequently increased our ownership interest again when we merged with CMOF on September 27, 2022. At the time of recapitalization, we admitted two affiliated entities as members in the joint venture (the “Affiliated Members”). The Affiliated Members are owned directly or indirectly by certain officers or directors, as well as certain employees of CROP and our advisor or its affiliates.

(2) On June 28, 2022, the Affiliated Members were admitted as members in the The Archer joint venture and provided a capital contribution.

Results of Operations

Our results of operations for the years ended December 31, 2022 and 2021 are as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	Change
Revenues
Rental and other property revenues	$123,627	$73,129	$50,498
Property management revenues	11,131	8,597	2,534
Other revenues	3,544	1,455	2,089
Total revenues	138,302	83,181	55,121
Operating expenses
Property operations expense	44,846	27,759	17,087
Property management expense	17,839	11,302	6,537
Asset management fee	17,786	8,052	9,734
Performance participation allocation	20,320	51,761	(31,441)
Depreciation and amortization	54,595	63,397	(8,802)
General and administrative expenses	11,876	10,211	1,665
Total operating expenses	167,262	172,482	(5,220)
Loss from operations	(28,960)	(89,301)	60,341
Equity in earnings (losses) of unconsolidated real estate entities	12,393	(533)	12,926
Interest income	92	207	(115)
Interest expense	(52,310)	(26,954)	(25,356)
Gain on sale of real estate assets	—	10,912	(10,912)
Gain on sale of unconsolidated real estate entities	8,129	—	8,129
Promote from incentive allocation agreement	30,702	—	30,702
Other income	3,883	2	3,881
Loss before income taxes	(26,071)	(105,667)	79,596
Income tax expense	(7,959)	(1,238)	(6,721)
Net loss	(34,030)	(106,905)	72,875
Net loss attributable to noncontrolling interests:
Limited partners	17,594	58,923	(41,329)
Partially owned entities	787	4,066	(3,279)
Net loss attributable to common stockholders	$(15,649)	$(43,916)	$28,267

Weighted-average common shares outstanding	29,274,236	17,603,981	11,670,255
Net loss per common share - basic and diluted	$(0.53)	$(2.49)	$1.96

Rental and Other Property Revenues, Property Operations Expense

Rental and other property revenues increased $50.5 million and property operations expense increased $17.1 million. Additional rental and property revenues of $41.4 million and additional property operations expense of $13.9 million are attributable to a full year of activity in 2022 from the properties acquired with the 2021 Mergers compared to less than eight months of activity in 2021. The acquisitions of Cottonwood Clermont, Cottonwood Lighthouse, and Cottonwood Ridgeview in 2022 also contributed $7.6 million of rental and property revenues and $2.9 million of additional operations expense. In general, we had higher rents and higher operating costs across our portfolio.

Property Management Revenues and Property Management Expenses

Property management revenues and property management expenses increased $2.5 million and $6.5 million, respectively. The increase was due to a full year of activity in 2022 from the property management business acquired with the CRII Merger compared to less than eight months of activity in 2021. This was offset by the loss in February 2022 of a portfolio of 12 properties which we managed for a third party. Our consolidated properties are managed by us. The property management income received from our consolidated properties is eliminated with the associated expense at those properties.

Asset Management Fee

Asset management fees increased $9.7 million due to the increase in assets acquired through the 2021 Mergers, the increase in other assets and capital raised, and overall increases in real estate values and NAV combined with a revised fee structure in 2021. Asset management fees prior to May 7, 2021 were 1.25% of gross book value. After May 7, 2021 the asset management fee was the lesser of 0.0625% gross asset value or 0.125% of net asset value each month (0.75% and 1.5% annually), with values updated monthly.

Performance Participation Allocation

The performance participation allocation expense was $20.3 million for the year ended December 31, 2022 compared to $51.8 million for the year ended December 31, 2021. The performance participation allocation, as defined in our operating partnership agreement, is based on the total return to unit holders each year and paid to an affiliate of our advisor. Total return is primarily driven by appreciation to NAV. The performance participation allocation expense was lower in 2022 compared to 2021 as the total return was higher in 2021 compared to 2022. The total return for 2021 was calculated for the period from May 7, 2021, the effective date of the amended and restated operating agreement of CROP, to December 31, 2021. Refer to Note 10 of the consolidated financial statements for additional information about the performance participation allocation.

Depreciation and Amortization

Depreciation and amortization decreased $8.8 million primarily due to certain intangible assets from the CRII Merger being fully amortized in 2021. Amortization expense for these intangible assets in 2021 was $31.8 million. This was offset by an increase of $15.9 million of depreciation due to a full year of depreciation in 2022 on properties acquired with the CRII Merger compared to less than eight months of depreciation in 2021. The acquisition of Cottonwood Lighthouse, Cottonwood Clermont, and Cottonwood Ridgeview in 2022 also contributed depreciation and amortization of $7.1 million.

Equity in Earnings (Losses) of Unconsolidated Real Estate Entities

Equity in earnings of unconsolidated real estate entities increased $12.9 million due to a full year of earnings in 2022 from the underlying properties of the equity method investments acquired with the CRII Merger compared to less than eight months of earnings in 2021. This is combined with the absence in 2022 of amortization from intangible assets acquired with the CRII Merger and increased rents. We also had increases in income on our preferred equity investments and other investments.

Interest Expense

Interest expense increased $25.4 million. Debt acquired with the CRII Merger accounted for $19.4 million of the increase due to a full year of interest in 2022 compared to less than eight months of interest in 2021 combined with higher interest rates and increased leverage on certain properties acquired. Other larger increases include $2.4 million from the acquisition of Cottonwood Lighthouse, Cottonwood Clermont, and Cottonwood Ridgeview in 2022 and $6.3 million from additional Series 2019 Preferred Stock issued. These increases were offset by a $3.5 million reduction in interest from our Series 2016 Preferred Stock that was redeemed in April 2022 and $1.2 million fewer prepayment penalties incurred in 2022.

Gain on Sale of Real Estate Assets

The $10.9 million gain on sale of real estate assets in 2021 is primarily from the sale of a 43% interest in Alpha Mill.

Gain on Sale of Unconsolidated Real Estate Entities

The gain on sale of unconsolidated real estate entities of $8.1 million in 2022 is from the sale of additional interests in Alpha Mill and the sale of 3800 Main to a third party.

Promote from Incentive Allocation Agreement

In 2018, CROP sold a portfolio of 12 properties to an unrelated real estate firm. Under the sales arrangement, CROP entered into an incentive allocation agreement that entitled CROP to participate in distributions from the portfolio should returns exceed certain amounts. During the first quarter of 2022 the real estate firm sold the portfolio of properties. Our taxable REIT subsidiary realized a promote distribution of $30.7 million from the sale. We managed the portfolio on behalf of the real estate firm prior to the portfolio being sold.

Income Tax Expense

Income tax expense increased $6.7 million primarily due to the tax liability on the $30.7 million promote distribution combined with higher income at our taxable REIT subsidiary.

Other Income

Other income increased $3.9 million primarily due to gains from increases in the fair value of our interest rate caps.

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2022, our total operating expenses exceeded the 2%/25% Limitation.

Based upon a review of unusual and non-recurring factors, including but not limited to the performance participation allocation expense and the costs of the CMOF Merger, our independent directors determined that the excess expenses were justified.
Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are and will be for the acquisition of multifamily apartment communities and investments in multifamily real estate-related assets; operating expenses, including the management fee we pay to our advisor and the performance participation allocation; capital expenditures, including those on our development projects; general and administrative expenses; payments under debt obligations; repurchases of common and preferred stock; and payments of distributions to stockholders. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the 2023 Private Offering, the Follow-on Offering, from our credit facilities, other secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations.

We intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals at the property level. Factors which could increase or decrease our future liquidity include but are not limited to operating performance of the properties, the rising interest rate environment, and the satisfaction of REIT dividend requirements.

As of December 31, 2022, we have $528.3 million of fixed rate debt and $575.5 million of variable rate debt, which includes $95.3 million of construction loans. We have interest rate cap hedging instruments on $318.7 million, or 55.4% of our variable rate debt. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $43.0 million as of December 31, 2022.

We have various credit facilities in place that provide us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate and is secured by Cottonwood One Upland and Parc Westborough. We may obtain advances secured against Cottonwood One Upland and Parc Westborough up to $125.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of December 31, 2022, we had advances of $54.0 million on the JP Morgan Revolving Credit Facility, with the amount we could borrow capped at $112.0 million primarily due to the rising interest rate environment. Additionally, we have three other facilities through Fannie Mae that may provide additional liquidity if necessary as long as we maintain certain loan-to-value ratios and other requirements as set forth in the loan documents.

We must redeem the Series 2019 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on December 31, 2023. This date may be extended by two one-year extension options. As of December 31, 2022, we had $127.0 million shares of our Series 2019 Preferred Stock outstanding. Our Series 2017 Preferred Stock was fully redeemed in the first quarter of 2022 immediately following the January 31, 2022 redemption date for $2.6 million. On April 18, 2022, we fully redeemed the Series 2016 Preferred Stock for $139.8 million.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to pay offering costs in connection with the Follow-on Offering and the 2023 Private Offering, as well as make certain payments to our advisor pursuant to the terms of our advisory management agreement.

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

Material Cash Requirements

Our expected material cash requirements for the 12 months ended December 31, 2023 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other required expenditures; and (iii) capital expenditures.

Contractually Obligated Expenditures

The following table summarizes our debt payments (excluding extension options), redeemable preferred stock (excluding extension options, deferred financing costs and offering costs), interest payment obligations (excluding debt premiums and discounts, unused fees and deferred financing costs), remaining commitments on our preferred equity investments, obligations under non-cancelable operating leases (excluding renewal options), and obligations under our advisory agreement (excluding renewal options) as of December 31, 2022 ($ in thousands):

	Twelve Months Ended December 31, 2023	Thereafter
Debt repayments (1)	$230,187	$916,531
Preferred stock redemptions (2)	127,065	—
Interest payments (3)	60,601	230,494
Preferred equity investments	24,666	—
Operating leases	142	—
Asset management fee (4)	6,552	—
	$449,213	$1,147,025

(1) Includes mortgages notes, unsecured promissory notes, revolving credit facilities, and construction loans. Of the amounts maturing in 2023, $20.7 million relates to our 2017 6% Unsecured Promissory Notes, which can be extended to December 31, 2024, $22.2 million relates to our 2019 6% Unsecured Promissory Notes, which can be extended to December 31, 2025, $54.0 million relates to our variable rate revolving credit facility, which can be extended to March 19, 2025, subject to the satisfaction of certain conditions, and $55.5 million relates to mortgage notes that were refinanced in February 2023.

(2) The Series 2019 Preferred stock can be extended to December 31, 2025.
(3) Scheduled interest payments included in these amounts for variable rate loans are presented using rates (including the impact of interest rate swaps) as of December 31, 2022.
(4) Estimate based on the value of the portfolio as of December 31, 2022 with fees through May 7, 2023, the advisory agreement renewal date. In addition, as long as the advisory agreement is in effect, we are obligated to pay an affiliate of the advisor a Performance Participation Allocation should certain return hurdles be met. Refer to Note 10 of the consolidated financial statements. For the year ended December 31, 2022 the asset management fee was $17.8 million and the performance participation allocation was $20.3 million.

Refer to subsequent events below for information on refinances, redemptions, or exercised extension options after December 31, 2022.

Other Required Expenditures

We incur certain other required expenditures in the ordinary course of business, such as utilities, insurance, real estate taxes, third-party management fees, certain capital expenditures related to the maintenance of our properties, and corporate level expenses. Additionally, we carry comprehensive insurance to protect our properties against various losses. The amount of insurance expense that we incur depends on the assessed value of our properties, prevailing market rates, changes in risk. Furthermore, we incur real estate taxes in the various jurisdictions in which we operate. The amount of real estate taxes that we incur depends on changes in the assessed value of our properties and changes in tax rates assessed by certain jurisdictions.

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

The following table shows distributions paid and cash flow provided by (used in) operating activities during the years ended December 31, 2022 and 2021 ($ in thousands):

	December 31,
	2022	2021
Distributions paid in cash - common stockholders	$20,032	$9,482
Distributions paid in cash to noncontrolling interests - limited partners	22,198	10,591
Distributions of DRP (reinvested)	2,219	141
Total distributions (1)	$44,449	$20,214

Source of distributions (2)
Paid from cash flows provided by operations	$23,365	$11,044
Paid from additional borrowings	9,231	5,000
Paid from offering proceeds	9,634	4,029
Offering proceeds from issuance of common stock pursuant to the DRP	2,219	141
Total sources	$44,449	$20,214

Net cash provided by operating activities (2)	$8,559	$5,424

(1) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.
(2) The allocation of total sources is calculated on a quarterly basis. Generally, for purposes of determining the source of our distributions paid, we assume first that we use positive cash flow from operating activities from the relevant or prior quarter to fund distribution payments. As such, amounts reflected above as distributions paid from cash flows provided by operations may be from prior quarters which had positive cash flow from operations.

For the year ended December 31, 2022, distributions declared to common stockholders and limited partners were $20.8 million and $22.3 million, respectively. For the year ended December 31, 2022, we paid cash distributions to common stockholders of $20.0 million and limited partners of $22.2 million. For the year ended December 31, 2022, our net loss was $34.0 million. Cash flows provided by operating activities for the year ended December 31, 2022 was $8.6 million.

Capital Expenditures

We deployed $88.6 million during the year ended December 31, 2022 for capital expenditures, funded by debt, proceeds from our offerings and sale of assets, joint venture partners, and property operations and have $52.4 million of capital expenditures budgeted for 2023. The properties in which we deployed the most capital during the year ended December 31, 2022, which were all under development in 2022, are listed separately and the capital expenditures made on all other properties are aggregated in “All other properties” below ($ in thousands):

	2022		2023
Property Name	Total Capital Deployed	CCI/CROP Funded	Capital Budgeted	CCI/CROP Funded
Cottonwood Broadway	$13,493	$1,095	$5,850	$1,165
Sugarmont	5,869	5,869	700	700
Park Avenue	7,506	1,858	50	50
Cottonwood Highland	20,439	—	18,000	—
Galleria	28,593	28,593	1,500	1,500
All other properties	12,728	12,206	26,280	22,680
	$88,628	$49,621	$52,380	$26,095

Cash Flows

The net change in our cash and cash equivalents and restricted cash is summarized as follows ($ in thousands):

	For the Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$8,559	$5,424
Net cash used in investing activities	(166,723)	(44,297)
Net cash provided by financing activities	208,298	79,630
Net increase in cash and cash equivalents and restricted cash	50,134	40,757

Cash flows provided by operating activities increased $3.1 million primarily due to a full year of income from the properties acquired with the 2021 Mergers in 2022 compared to less than eight months of activity in 2021, the acquisitions of Cottonwood Clermont, Cottonwood Lighthouse, and Cottonwood Ridgeview in 2022, and income generated from our preferred equity investments and other investments.

Cash flows used in investing activities increased $122.4 million primarily due to $149.6 million of cash used in acquisitions in 2022, $3.9 million of additional cash used in development activities, and $78.0 million of cash provided by investing activities in 2021 that did not occur in 2022, which included $51.9 million from the CRII Merger. These increases were offset by fewer investments in unconsolidated real estate entities of $14.6 million, $28.8 million received from sales of unconsolidated real estate investments, $38.8 million of distributions received from unconsolidated real estate investments as a return of capital, $13.0 million from the payoff of a debt-related real estate investment, and $15.6 million of cash used in investing activities in 2021 that did not occur in 2022.

Cash flows provided by financing activities increased $128.6 million due to an increase of $203.4 million in mortgage notes, credit facilities, and construction loans, net of repayments and issuance costs, an increase of $155.6 million in net proceeds from the issuance of common stock, $11.9 million received from noncontrolling interests, and fewer repurchases of unsecured promissory notes of $4.5 million. This was offset by fewer issuances of preferred stock of $57.0 million, an increase of $141.4 million in preferred stock redemptions, an increase of $23.4 million in common stock and OP unit redemptions, and an increase of $25.0 million in distributions.

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

We believe that the estimates and assumptions summarized below are most important to the portrayal of our financial condition and results of operations because they involve a significant level of estimation uncertainty and they have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. For a discussion of all of our significant accounting policies, refer to Note 2 of the consolidated financial statements in this Annual Report on Form 10-K.

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

We may use significant subjective inputs in determining fair values. The methods we use are similar to those used by independent appraisers, and include using replacement cost estimates less depreciation, discounted cash flows, market comparisons, and direct capitalization of net operating income. The fair value of debt is a present value application which discounts the difference between the remaining contractual and market debt service payments at an equity discount rate. The equity discount rate is an estimated levered return and is calculated using the loan to value, unlevered property discount rate, and a market rate.

Subsequent Events

The following events occurred subsequent to December 31, 2022:

Cottonwood Lighthouse Point Tenant In Common Sale

On February 14, 2023 we sold tenant in common interests in Cottonwood Lighthouse Point for $13.6 million, reducing our ownership from 100% to 86.8%. As a result of this transaction, Cottonwood Lighthouse Point will be deconsolidated on February 14, 2023 and our remaining ownership interest in this property will be recorded as an investment in unconsolidated real estate.

Financing Activity

On February 28, 2023, we refinanced seven properties through individual, uncrossed loans with one lender for $326.0 million, receiving net proceeds of $58.0 million. The loans have a weighted average term of 6.8 years with a weighted average fixed rate of 5.08%. Two of the properties are unconsolidated.

On March 17, 2023, we exercised one of our two extension options on the JP Morgan Revolving Credit Facility and extended the maturity date of the credit facility to March 19, 2024.

On March 22, 2023, we entered a loan modification agreement with respect to the mortgage loan on Sugarmont to reduce the loan to $91.2 million and convert the interest rate from a floating rate to a fixed rate of 5.9%.

Performance Participation Allocation Payment

On March 2, 2023, we paid the $20.3 million owed to an affiliate of our advisor for the 2022 performance participation allocation.

Status of the 2023 Private Offering
As of March 21, 2023, we sold 2,761,203 shares of Series 2023 Preferred Stock for aggregate gross offering proceeds of $27.6 million. In connection with the sale of these shares in the 2023 Private Offering, the Company paid aggregate selling commissions of $1.6 million and placement fees of $0.8 million.

Status of the Follow-on Offering

We sold the following through our Follow-on Offering after December 31, 2022 ($ in thousands):

	Class
	T	D	I	A	Total
Shares issued through Primary Offering	312,220	101,083	257,426	—	670,729
Shares issued through DRP Offering	7,428	171	6,210	21,751	35,560
Gross Proceeds	$6,326	$2,014	$5,069	$—	$13,409

Distributions Declared - Common Stock

The following monthly distributions have record dates after December 31, 2022:

Stockholder Record Date	Monthly Rate	Annually
January 31, 2023	$0.06083333	$0.73
February 28, 2023	$0.06083333	$0.73
March 31, 2023	$0.06083333	$0.73

Grant of LTIP Unit Awards

On January 6, 2023, we issued LTIP Units from the Operating Partnership to our executive officers and certain employees as approved by our compensation committee. The compensation committee approved awards of time-based LTIP Units in an aggregate amount of $1,556,557. Each award will vest approximately one-quarter of the awarded amount on January 1, 2024, 2025, 2026 and 2027.

The compensation committee also approved awards of performance-based LTIP Units to our executive officers and certain of our employees in an aggregate target amount of $2,890,745. The actual amount of each performance-based LTIP Unit award will be determined at the conclusion of a three-year performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with the advisor or its affiliates. The number of units granted were valued by reference to our November 30, 2022 NAV per share as announced on December 16, 2022 of $19.9945.

Equity Incentive Plan

On January 6, 2023, we issued an aggregate grant of 15,723 restricted stock units with a four-year vesting schedule. Of this amount, 11,722 were issued pursuant to the Cottonwood Communities, Inc. 2022 Equity Incentive Plan.

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

Management conducted an assessment of the effectiveness of Cottonwood Communities, Inc.’s internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management has determined that Cottonwood Communities, Inc.’s internal control over financial reporting as of December 31, 2022, was effective.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are set forth below:

Name*	Age**	Positions
Daniel Shaeffer	52	Chief Executive Officer and Director
Chad Christensen	50	Executive Chairman of the Board of Directors and Director
Gregg Christensen	54	Chief Legal Officer and Secretary; Advisory Board Member
Glenn Rand	62	Chief Operating Officer; Advisory Board Member
Susan Hallenberg	55	Chief Accounting Officer and Treasurer; Advisory Board Member
Enzio Cassinis	45	President
Adam Larson	41	Chief Financial Officer
Stan Hanks	55	Chief Development Officer
Eric Marlin	47	Executive Vice President, Capital Markets
Paul Fredenberg	46	Chief Investment Officer
Jonathan Gardner	46	Independent Director
John Lunt	50	Independent Director
Philip White	49	Independent Director

* The address of each executive officer and director listed is 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106.
** As of December 31, 2022

Daniel Shaeffer has served as our Chief Executive Officer since May 2021 and as an affiliated director since July 2016. As of May 2021, Mr. Shaeffer is also Chief Executive Officer of CCA. Mr. Shaeffer served as the Chief Executive Officer and a director of CRII and its predecessor entities from 2004 through the closing of the CRII Merger. Mr. Shaeffer also served as our Chairman of the Board of directors from October 2018 through May 2021 and was formerly our Chief Executive Officer from December 2016 through September 2018. He was a director of CMRI and CMRII prior to the completion of the CMRI Merger and the CMRII Merger. He was a director and Chief Executive Officer of CMOF prior to the completion of the CMOF Merger. Mr. Shaeffer’s primary responsibilities include overseeing acquisitions, capital markets and strategic planning for us and our affiliates.

Before co-founding Cottonwood Capital, LLC, a predecessor to CRII, in 2004, Mr. Shaeffer worked as a senior equities analyst with Wasatch Advisors of Salt Lake City. Prior to joining Wasatch Advisors, Mr. Shaeffer was a Vice President of Investment Banking at Morgan Stanley. Mr. Shaeffer began his career with Ernst & Young working in the firm’s audit department. Mr. Shaeffer has been involved in real estate development, management, acquisition, disposition and financing since 2004.

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

Chad Christensen has served as the Executive Chairman of our board of directors since May 2021 and as an affiliated director since July 2016. As of May 2021, Mr. Christensen is also Executive Chairman of CCA. Mr. Christensen served as President and a director of CRII and its predecessor entities from 2004 through the closing of the CRII Merger. Mr. Christensen was formerly our President and Chairman of the Board from December 2016 through September 2018. He was a director of CMRI and CMRII prior to the completion of the CMRI Merger and the CMRII Merger. He served as President, Chairman of the Board, and a director of CMOF prior to the completion of the CMOF Merger. Mr. Christensen oversees financial and general operations for us and our affiliates. He is also actively involved in acquisitions, marketing and capital raising activities for us and our affiliates.

Before co-founding Cottonwood Capital, LLC, a predecessor to CRII, in 2004, Mr. Christensen worked with the Stan Johnson Company, a national commercial Real Estate Brokerage firm in Tulsa, Oklahoma. Early in his career, Mr. Christensen founded Paramo Investment Company, a small investment management company. Mr. Christensen has been involved in real estate development, management, acquisition, disposition and financing since 2004.

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

Gregg Christensen has served as our Chief Legal Officer and Secretary since December 2016 and as an Advisory Board Member since May 2021. Since May 2021, Mr. Christensen is also Chief Legal Officer and Secretary of CCA. Mr. Christensen served as the Chief Legal Officer and Secretary (formerly Executive Vice President, Secretary and General Counsel) and a director of CRII and its predecessor entities from 2007 through the closing of the CRII Merger. Mr. Christensen was a director on our board of directors from December 2016 to June 2018. Mr. Christensen held similar officer positions with CMRI, CMRII and CMOF prior to the completion of the CMRI Merger, the CMRII Merger and the CMOF Merger, respectively. In addition, he was a director of CMRI, CMRII and CMOF prior to the completion of the CMRI Merger, the CMRII Merger and the CMOF Merger, respectively. Mr. Christensen oversees and coordinates all legal aspects of us and our affiliates, and is also actively involved in operations, acquisitions and due diligence activities for us and our affiliates.

Prior to joining the Cottonwood organization, Mr. Christensen was a principal, managing director and general counsel of Cherokee & Walker, an investment company focused on real estate investments and private equity investments in real estate related companies. Previously, Mr. Christensen practiced law with Nelson & Senior in Salt Lake City. His areas of practice included real estate and corporate law. He is a member of the Utah State Bar, as well as the Bar of the United States District Court for the District of Utah. Mr. Christensen has been involved in real estate development, management, acquisition, disposition and financing since 1996.

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

Susan Hallenberg has served as our Chief Accounting Officer and Treasurer since October 2018 and as an Advisory Board Member since May 2021. As of May 2021, she is also Chief Accounting Officer and Treasurer at CCA. Ms. Hallenberg served as the Chief Financial Officer and Treasurer of CRII and its predecessor entity from May 2005 until the closing of the CRII Merger. Ms. Hallenberg served as our principal accounting officer and principal financial officer in her role as Chief Financial Officer from December 2016 through September 2018. Ms. Hallenberg also served as Chief Accounting Officer and Treasurer of CMRI and CMRII prior to the closing of the CMRI Merger and the CMRII Merger. She was also Chief Financial Officer and Treasurer of CMOF prior to the closing of the CMOF Merger.

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

From June 2013 through September 2018, Mr. Cassinis served in various roles at the Cottonwood organization, including as Senior Vice President of Corporate Strategy, where he was responsible for financial planning and analysis, balance sheet management and capital and venture formation activity. Prior to joining the Cottonwood organization in June 2013, Mr. Cassinis was Vice President of Investment Management at Archstone, one of the largest apartment operators and developers in the U.S. and Europe. There, he negotiated transactions in both foreign and domestic markets with transaction volume exceeding several billion dollars in total capitalization. Prior to Archstone, Mr. Cassinis worked as an attorney with Krendl, Krendl, Sachnoff & Way, PC (now Kutak Rock LLP) from February 2003 to May 2006, focusing his practice on corporate law and merger and acquisition transactions.

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

Mr. Larson holds a Master of Business Administration from the University of Chicago Booth School of Business, and a Bachelor of Science in Business Management from Brigham Young University.

Stan Hanks has served as our Chief Development Officer since December 2021. Prior to that he was one of our Executive Vice Presidents. Mr. Hanks also has served as Executive Vice President of CROP since September 2012 and of CCA since May 2021. Mr. Hanks has over 20 years of multi-family experience. He is responsible for development project oversight and strategic initiatives. Prior to joining CROP, Mr. Hanks was a Senior Vice President and Principal at RealSource, a boutique multi-family real estate firm in Salt Lake City where he was involved with acquisitions, financing, asset management and capital raising. Prior to RealSource, Mr. Hanks was Vice President of Finance/Corporate Controller for TenFold Corporation, a software company in Utah that completed its IPO in 1999. Prior to TenFold, Mr. Hanks spent four years as an auditor at Coopers & Lybrand. Mr. Hanks earned a Bachelor of Accounting degree from the University of Utah in 1992.

Eric Marlin has served as our Executive Vice President of Capital Markets since May 2021. Mr. Marlin also has served as Executive Vice President of Capital Markets of CROP since February 2007 and of CCA since May 2021. His responsibilities include interfacing with broker-dealers and all retail-focused capital raising activities for Cottonwood affiliates. Previously, Mr. Marlin was Vice President of the Western Region for CORE Realty Holdings, LLC, a sponsor of tenant-in-common transactions. Prior to joining CORE, Mr. Marlin worked for Courtlandt Financial Group, a firm that specializes in Code Section 1031 exchanges. Prior to joining Courtlandt Financial Group, Mr. Marlin worked as a financial consultant with Merrill Lynch Private Client Group in Beverly Hills, California, where he focused primarily on financial planning and estate planning. Mr. Marlin holds a Bachelor of Arts in History of Public Policy from the University of California at Santa Barbara. He is a licensed securities representative with Series 7 and Series 66 licenses. Mr. Marlin also acted as a wholesaler internal to CRII in connection with the offerings.

Paul Fredenberg has served as our Chief Investment Officer since October 2018. Mr. Fredenberg has also served as the Chief Investment Officer of CCA since October 2018 and of CMRI and CMRII from October 2018 through the completion of the CMRI Merger and the CMRII Merger.

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

John Lunt is one of our independent directors, a position he has held since June 2018. In January 2003, Mr. Lunt founded Lunt Capital Management, Inc., a registered investment advisor, and since January 2003, he has served as its President. The firm builds and manages investment strategies used by financial advisors around the United States and provides research and advice for investments across asset classes, including U.S. equities, international equities, fixed income, real estate, commodities and currencies. Mr. Lunt co-created the methodology for four index strategies calculated by S&P Dow Jones Indices. He is a charter member of the ETF Strategists Roundtable for key influencers associated with ETF management, and writes regularly about financial markets for ETFTrends.com. From 2001 to June 2014, he served on the board of the Utah Retirement Systems, a $19 billion pension fund, and from 2004 to 2007, he served as board President. From February 2013 to February 2022, Mr. Lunt served on the investment advisory committee for the $20 billion Utah Educational Savings Plan (My529) and from August 2017 to February 2022, he served as Chairman of the committee. Since September 2014, he has served as a member of the Board of Trustees for the $2 billion Utah School & Institutional Trust Funds Office. Since June of 2022, he has served as a trustee for the Utah Educational Assistance Authority and currently serves as the chair of the Audit Committee. He has been a featured speaker at investment conferences around the United States and has written extensively about financial markets.

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

Philip White is one of our independent directors, a position he has held since May 2021. Mr. White has been a partner at Inflection Financial LLC since 2020. His firm oversees more than $250 million for individuals and company retirement plans. Previously, Mr. White was a partner at Retirement Plan Fiduciaries LLC since 2015 and President at Ducere Capital, a wealth management practice he founded in 2006. Mr. White also previously directed executive compensation and company stock and retirement plans for Rackspace Hosting. Early in his career, Mr. White served his country as a civil engineer officer in the United States Air Force. Mr. White earned his Master of Business Administration degree with Honors from The Wharton School at The University of Pennsylvania and is also a Distinguished Graduate of The United States Air Force Academy. Mr. White is a CFA® charterholder and is also a CERTIFIED FINANCIAL PLANNER™ practitioner.

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

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors including but not limited to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Conduct and Ethics is available on our website at cottonwoodcommunities.com/corporate-governance/. Any amendment to, or a waiver from, a provision of the Code of Conduct and Ethics that would require disclosure under Item 5.05 of Form 8-K will be posted on our website.

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

Item 11. Executive Compensation

Overview

This section discusses the components of the compensation we provide to our “named executive officers” who are listed in the “Summary Compensation Table” below. In 2022, our named executive officers were Daniel Shaeffer, our Chief Executive Officer, Chad Christensen, our Executive Chairman and Gregg Christensen, our Chief Legal Officer and Secretary.

Prior to May 7, 2021, the effective time of the CRII Merger, we had no employees, and all of our executive officers were employed by our advisor and its affiliates. As such, all of our executive officers were compensated by these entities, in part, for their services to us and our subsidiaries, and except for grants of LTIP Units (units in the Operating Partnership subject to time-based vesting) and Special LTIP Units (units in the Operating Partnership subject to performance-based vesting, and for purposes of our executive compensation discussion, referred to as required by context, collectively as the “LTIP Units”) under our partnership agreement, we did not provide compensation to our executive officers prior to May 7, 2021.

Following the CRII Merger, we employ certain of our executive officers, including one of our named executive officers, Mr. G. Christensen. Mr. Shaeffer and Mr. C. Christensen, along with certain other of our executive officers, are employed by our advisor and its affiliates. Except for grants of LTIP Units that we make to all of our executive officers, Mr. Shaeffer and Mr. C. Christensen, and those executive officers employed by our advisor and its affiliates are compensated by our advisor and its affiliates (and not us), in part, for their service to us and our subsidiaries. See Item 13 below for a discussion of the fees paid to CC Advisors III and its affiliates. All of our named executive officers are officers and/or employees of, or hold an indirect ownership interest in, CC Advisors III and/or its affiliates.

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act and an “emerging growth company” as defined under the JOBS Act. As such, we are permitted to take advantage of certain reduced reporting requirements that are otherwise applicable generally to public companies.

Compensation of Executive Officers

Executive Compensation Process

Our compensation committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation that we pay to our named executive officers. This includes equity incentive compensation grants we make to all of our named executive officers as well as additional compensation we pay to named executive officers employed by us. Prior to the CRII Merger, except for LTIP Unit grants, our named executive officers did not receive any compensation from us.

In making compensation decisions for 2022, the compensation committee evaluated the performance of our chief executive officer and, together with our chief executive officer, assessed the individual performance of the other named executive officers. In addition, the compensation committee reviewed market-based compensation data provided by Ferguson Partners Consulting L.P., a nationally recognized compensation consulting firm specializing in the real estate industry (“FPC”). While the compensation committee considers these recommendations, along with data provided by its other advisors, it retains full discretion to set all compensation to our named executive officers that we pay directly.

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

For compensation advice in 2022, the compensation committee engaged FPC to provide market-based compensation data to assist the committee in the implementation of a comprehensive executive compensation program for those executive officers that we employ and an equity incentive compensation program for all of our executive officers that complements the compensation provided to our executive officers by our advisor and its affiliates. In connection with these efforts, FPC prepared for the compensation committee reports that included compensation analyses for each executive position, including those executive positions that are held by employees of our advisor and its affiliates, an analysis of a recommended peer group for the Company and a description of the methodology used to provide the compensation analyses. FPC researched competitive market practices, reviewed the proxy statements of its recommended peer group and checked its own proprietary information data bases. The compensation committee reviewed the information provided to the Company and approved the 2022 executive compensation program which included equity incentive compensation for all of our executive officers and full compensation for those executive officers that we employ.

Components of Executive Compensation

The key elements of our executive compensation program for our executive officer employees include annual cash compensation, short-term incentive plan compensation as well as equity incentive compensation in the form of LTIP Units. Each element is discussed in detail below.

Base Salary

Compensation for each executive officer we employ was established by our compensation committee. We believe that our executive officers’ base salary levels are commensurate with their positions and are expected to provide a steady source of income sufficient to permit these officers to focus their time and attention on their work duties and responsibilities. Base salaries of our named executive officers employed by us periodically will be reviewed by the compensation committee. For 2023, the compensation committee did not elect to change the annual base salary from year end 2022 levels for Mr. G. Christensen ($400,000). Mr. Shaeffer and Mr. C. Christensen do not receive an annual base salary from us and are compensated by CC Advisors III and its affiliates.

Short-Term Incentive Plan

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

The annual cash incentive bonus is the product of the named executive officer’s target bonus (which is a percentage of his base salary) and a formula number that is based on the achievement of predetermined targets. Depending on the achievement of the predetermined targets, the actual annual cash incentive bonus may be less than, but not greater than the target bonus. For 2022, the compensation committee set Mr. G. Christensen’s target bonus at 90% of his base salary.

The annual cash incentive bonus formula number for 2022 consisted of the following components: (i) 25% capital formation, (ii) 25% capital deployment efficiency, (iii) 25% portfolio characteristics and objectives, (iv) 15% same store net operating income (NOI) growth relative to the same store NOI growth of a pre-selected peer group, and (v) 10% total shareholder return (IRR). With respect to the specific formula components for 2022, the named executive officers received 74.3% of their target bonus based on the achievement of the predetermined targets. Based on our actual performance in 2022, the compensation committee approved an annual cash incentive bonus for Mr. G. Christensen in an amount of $267,372. Mr. Shaeffer and Mr. C. Christensen do not receive a cash incentive bonus from us and are compensated by CC Advisors III and its affiliates.

Equity Incentive Compensation

Our compensation committee acknowledges that the real estate industry is highly competitive and that experienced professionals have significant career mobility. Our compensation committee determined that through the annual grant of LTIP Units under our partnership agreement, with vesting based on continued employment or the achievement of performance goals, each over multi-year periods, we will attract, motivate and retain highly skilled executive officers who are committed to our core values of prudent risk-taking and integrity. Each year our compensation committee determines, in its sole discretion, the aggregate amount, type and terms of any equity grants to our named executive officers. For 2022, the compensation committee determined that annual equity awards should consist of approximately 35% in LTIP Units (subject to multi-year vesting) and 65% in Special LTIP Units (with a multi-year performance measuring period) for all named executive officers.

LTIP Units are a separate series of limited partnership units of the Operating Partnership, which are convertible into CROP Common Units upon achieving certain vesting and performance requirements. Awards of LTIP Units are subject to the conditions and restrictions determined by our compensation committee, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. If the conditions and/or restrictions included in an LTIP Unit award agreement are not attained, holders will forfeit the LTIP Units granted under such agreement. Unless otherwise provided, the LTIP Unit awards (whether vested or unvested) will entitle the holder to receive current distributions from the Operating Partnership, and the Special LTIP Units (whether vested or unvested) will entitle the holder to receive 10% of the current distributions from the Operating Partnership during the applicable performance period. When the LTIP Units have vested and sufficient income has been allocated to the holder of the vested LTIP Units, the LTIP Units will automatically convert to CROP Common Units on a one-for-one basis.

The compensation committee has deemed LTIP Unit awards to be an effective means to ensure alignment of the executives’ interests with those of the stockholders. LTIP Units are structured as “profits interests” for U.S. federal income tax purposes, and we do not expect the grant, vesting or conversion of LTIP Units to produce a tax deduction for us based on current U.S. federal income tax law. As profits interests, the LTIP Units initially will not have full parity, on a per unit basis, with the CROP Common Units with respect to liquidating distributions. Upon the occurrence of specified events, the LTIP Units can, over time, achieve full parity with the CROP Common Units and therefore, accrete to an economic value for the holder equivalent to the CROP Common Units. If such parity is achieved, the LTIP Units may be converted, subject to the satisfaction of applicable vesting conditions, on a one-for-one basis into CROP Common Units upon the occurrence of certain events, by the holder for a cash amount based on the value of a share of our common stock or for shares of our common stock, on a one-for-one basis, at our election. However, there are circumstances under which the LTIP Units will not achieve parity with the CROP Common Units, and until such parity is reached, the value that a holder could realize for a given number of LTIP Units will be less than the value of an equal number of shares of our common stock and may be zero. The compensation committee believes that this characteristic of the LTIP units, that they achieve real value only if our share value appreciates, links executive compensation to our performance.

In January 2022, the compensation committee approved equity awards for fiscal year 2022 in dollar values, with the number of units granted calculated by dividing the dollar value of the approved awards by the most recently determined NAV of CROP Common Units. In determining the size of the long-term equity incentives awarded to the named executive officers for 2022 service, the compensation committee considered, among other things, the role and responsibilities of the individual, competitive factors and individual performance history. These awards were intended to enable our executive officers to establish a meaningful equity stake in the Company that would vest over a period of years based on continued service.

Our compensation committee currently expects to continue to grant LTIP Units awards to our named executive officers annually on the same terms and conditions; however, the committee’s decision whether to approve any such awards in the future will depend on our performance, market trends and practices and other considerations.

Time-Based LTIP Units

The following table sets forth the number and value of the time-based LTIP Units granted to our named executive officers in January 2022 for 2022 compensation. The time-based LTIP Units were issued on January 7, 2022 based on the grant date fair value determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC Topic 718”). The time-based LTIP Units vest annually in equal installments over a four-year period with the first 25% vesting on January 1, 2023, subject to continued service. Time based LTIP Units (whether vested or unvested) receive the same distribution per unit as the CROP Common Units.

Executive Officer	Date of Grant	Number of Time-Based LTIP Units	Value of Time-Based LTIP Units
Daniel Shaeffer	January 7, 2022	23,589	$407,710
Chad Christensen	January 7, 2022	23,589	$407,710
Gregg Christensen	January 7, 2022	7,959	$137,563

In January 2023, the compensation committee approved the grant of an aggregate of 46,691 LTIP Units to the named executive officers for 2023 compensation. The grants were made on January 6, 2023. These LTIP Unit awards vest annually in equal installments over a four-year period beginning on January 1, 2024, subject to continued service. The 2023 grants of LTIP Units will be reflected in the “Summary Compensation Table” and “2023 Grants of Plan-Based Awards” table in Part III of our Annual Report on Form 10-K for the year ended December 31, 2023.

Special LTIP Units

The following table sets forth the number and value of the Special LTIP Units (performance-based LTIP Units) granted to our named executive officers in January 2022. The Special LTIP Units were issued on January 7, 2022 based on the grant date fair value determined in accordance with ASC Topic 718. The actual amount of each award will be determined at the conclusion of the three-year performance period on December 31, 2024, and will depend on our internal rate of return (as defined in the award agreements).

Executive Officer	Date of Grant	Number of Special LTIP Units	Value of Special LTIP Units
Daniel Shaeffer	January 7, 2022	43,809	$757,190
Chad Christensen	January 7, 2022	43,809	$757,190
Gregg Christensen	January 7, 2022	14,780	$255,456

Pursuant to the terms of the applicable award agreements, our named executive officers may earn up to 100% of the number of Special LTIP Units granted, plus deemed dividends on earned units, based on our internal rate of return during the performance period in accordance with the following schedule, with linear interpolation for performance between levels:

Internal Rate of Return	Percentage Earned
Less than 6%	—%
6%	50%
10% or greater	100%

None of the Special LTIP Units will be earned if our internal rate of return for the performance period is less than 6%, and the maximum number of Special LTIP Units will only be earned if our internal rate of return for the performance period is 10% or greater. The earned Special LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with us, or CC Advisors III or its affiliates. During the performance period, Special LTIP Units (whether vested or unvested) will entitle the holder to receive 10% of the current distribution per unit paid to holders of the CROP Common Units (based on the total number of Special LTIP Units granted). At the end of the performance period, if the internal rate of return equals or exceeds the performance threshold (6%), the holder will be entitled to receive an additional grant of LTIP Units equivalent to 90% of distributions that would have been paid on the earned Special LTIP Units during the performance period.

In January 2023, the compensation committee approved the grant of an aggregate target of 133,403 Special LTIP Units to the named executive officers for 2023 compensation. The 2023 grants of Special LTIP Units will be reflected in the “Summary Compensation Table” and “2023 Grants of Plan-Based Awards” table in Part III of our Annual Report on Form 10-K for the year ended December 31, 2023.

Executive Officer Compensation Tables

Summary Compensation Table

The following table sets forth the information required by Item 402 of Regulation S-K promulgated by the SEC. Prior to the effective time of the CRII Merger on May 7, 2021, we had no employees, and all of our executive officers were employed by our advisor and its affiliates. As such, all of our executive officers were compensated by these entities, in part, for their services to us and our subsidiaries and except for grants of equity incentive compensation that we made to certain of our executive officers commencing for the fiscal year 2020, we did not compensate our executive officers prior to May 7, 2021. Therefore, the table below reflects executive compensation that we paid for the year ended December 31, 2022 and the partial year commencing May 7, 2021. With respect to equity incentive awards, the dollar amounts indicated in the table under “Stock Awards” are the aggregate grant date fair value of awards computed in accordance with ASC Topic 718.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Daniel Shaeffer Chief Executive Officer	2022 2021	(2) (2)	1,141,153 -	(2) (2)	1,141,153 -
Chad Christensen Executive Chairman	2022 2021	(2) (2)	1,141,153 -	(2) (2)	1,141,153 -
Gregg Christensen Chief Legal Officer and Secretary	2022 2021	400,000 375,000	385,000 -	227,372 315,000	1,012,372 690,000
(1) For 2022, represents the total grant date fair value of LTIP Units and Special LTIP Units granted on January 7, 2022, determined in accordance with ASC Topic 718. Refer to Note 11 to our consolidated financial statements included herein, for a discussion of our accounting of LTIP Units and the assumptions used.

The grant date fair values for the following named executive officers relating to 2022 LTIP Unit awards granted on January 7, 2022, are as follows: Daniel Shaeffer—$407,710; Chad Christensen—$407,710; Gregg Christensen—$137,563. The LTIP Unit awards granted in 2022 vest over four years from the date of grant in equal installments on a quarterly basis, subject to continued service.

The grant date fair values for the named executive officers relating to 2022 Special LTIP Unit awards granted on January 7, 2022, are as follows: Daniel Shaeffer—$757,190; Chad Christensen—$757,190; Gregg Christensen—$255,456.

(2) Mr. Shaeffer and Mr. C. Christensen are each an officer and employee of our advisor and its affiliates, and are compensated by these entities, in part, for their respective service to us or our subsidiaries. We do not directly compensate Mr. Shaeffer or Mr. C. Christensen other than through LTIP Unit awards. Refer to Item 13 below for a discussion of the fees paid to CC Advisors III and its affiliates.

Outstanding Equity Awards at Fiscal Year-End 2022

The following table sets forth information with respect to outstanding equity awards granted by our compensation committee and held by the named executive officers as of December 31, 2022. In addition to equity awards granted by us, our named executive officers hold equity awards related to their employment by CRII prior to the CRII Merger which are not reflected in the table below. No option awards were outstanding for the named executive officers as of December 31, 2022. The aggregate dollar values indicated in the table below for equity incentive plan awards are the market or payout values and not the grant date fair values determined in accordance with ASC Topic 718 or the compensation expense recognized in our consolidated financial statements. In addition, the number of unearned Special LTIP Units in the equity incentive plan awards are the target amounts that may be earned under the 2022 Special LTIP Unit awards. All of our named executive officers received their first grant of equity awards from the Company in 2022 and none of the awards have vested or been earned as of December 31, 2022.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (3)(4)
Daniel Shaeffer	23,589	$471,650	43,809	$875,939
Chad Christensen	23,589	$471,650	43,809	$875,939
Gregg Christensen	7,959	$159,136	14,780	$295,519
(1) Represents time-based LTIP Unit awards for which a portion of the awards remain unvested as of December 31, 2022. These awards were granted on January 7, 2022 with a grant date fair value of $16.9316 and vest annually in equal installments over a four-year period with the first 25% vesting on January 1, 2023, subject to continued service.

(2) Based on the NAV of our common stock as of November 30, 2022 of $19.9945, which was our most recently determined NAV as of December 31, 2022.
(3) Represents Special LTIP Unit awards (at target amounts) for which a portion of the awards remain unearned and unvested as of December 31, 2022, assuming the Special LTIP Unit awards are earned at the conclusion of the applicable measurement period. These awards were granted on January 7, 2022 with a grant date fair value of $16.9316 and vest on the first anniversary of the last day of the three-year performance period, subject to continued employment.

(4) Value is based on the NAV of our common stock as of November 30, 2022 of $19.9945, which was our most recently determined NAV as of December 31, 2022. The number and value set forth in the table above assumes that the named executive officers earn the target amounts of Special LTIP Units. Refer to footnote 3 above.

Termination and Change in Control Arrangements

Accelerated Vesting of Time-Based LTIP Units. Pursuant to award agreements with our named executive officers, upon a “change in control” (as defined in the award agreements) or in the event of a termination of the executive officer’s employment by the executive officer for “good reason” (as defined in the award agreements), by the Company without “cause” (as defined in the award agreements), or by reason of death or disability, all outstanding time-based LTIP Units will become fully vested.

Accelerated Vesting of Special LTIP Units. Pursuant to the terms of award agreements with our named executive officers, upon a “change in control” (as defined in the award agreements) or in the event of a termination of the executive officer’s employment by the executive officer for “good reason” (as defined in the award agreements), by the Company without “cause” (as defined in the award agreements), or by reason of death or disability (each a “Qualified Termination”), after the grant date, but prior to the end of the performance period, the target number of award LTIP Units will be deemed earned. Upon a Qualified Termination after the end of the performance period, but prior to the vesting of the earned Special LTIP Units, all unvested earned Special LTIP Units will become fully vested.

2022 Director Compensation Table

The table below provides information regarding compensation paid to or earned by our directors during the year ended December 31, 2022 as required by Item 402(k) of Regulation S-K.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Total
Daniel Shaeffer (3)	$—	$—	$—
Chad Christensen (3)	$—	$—	$—
Jonathan Gardner	$60,000	$85,000	$145,000
John Lunt	$65,000	$85,000	$150,000
Philip White	$60,000	$85,000	$145,000

(1) As of December 31, 2022, each of Merssrs. Gardner, Lunt and White held 10,265 unvested LTIP units.
(2) Represents 4,918 LTIP Units granted to each of Messrs. Gardner, Lunt, and White on February 4, 2022 for compensation for the year ended December 31, 2022. The dollar value is computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC Topic 718”). Refer to Note 11 to our consolidated financial statements included herein, for a discussion of our accounting of LTIP units and the assumptions used. The grant date fair value of each award granted on February 4, 2022 was $17.2839.

(3) Directors who are not independent of us do not receive compensation for their services as a director. Each of Mr. Shaeffer and Mr. C. Christensen received grants of equity compensation in connection with their positions as executive officers of the Company which is reflected in the discussion of executive compensation above.

Director Compensation

The compensation structure for our directors was approved following a review of peer board compensation data provided by FPC.

Annually, we pay a cash retainer of $50,000 to each independent director for their service as a director, as well as an equity grant of time-based LTIP Units in the Operating Partnership with a value of approximately $85,000 at the time of grant. The equity will have a one-year vesting schedule. The independent board members serving as chairperson of each of the audit, compensation and conflicts committees will receive an additional annual cash retainer of $15,000, $10,000 and $10,000, respectively.

We also reimburse our directors for their travel expenses incurred in connection with their attendance at board and committee meetings.

Compensation Committee Interlocks and Insider Participation

During 2022, the Compensation Committee was composed of Messrs. Gardner, Lunt and White, none of whom were officers or employees of the Company during the fiscal year ended December 31, 2022, and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K under the Exchange Act. During the year ended December 31, 2022, Messrs. Shaeffer and C. Christensen, affiliated members of our board of directors, served as directors and executive officers of CMOF. As described elsewhere in this Report, following the CRII Merger, we acted as the external advisor to CMOF and acquired CMOF in September 2022. Additional information regarding our relationship with CMOF is described under Item 13 below.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

On March 22, 2022, our board of directors adopted the 2022 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the granting of stock-based awards of our Class I shares of common stock, including restricted stock (consisting of restricted stock bonuses or restricted stock purchase rights), restricted stock unit awards and other stock-based awards to our employees, our directors, employees of our advisor or its affiliates, other advisors and consultants of ours and of our advisor selected by the plan administrator for participation in the Equity Incentive Plan. We may make awards outside of the Equity Incentive Plan when individuals are ineligible to participate in the Equity Incentive Plan. Although the Equity Incentive Plan permits us to grant awards to our executive officers and directors, we do not intend to issue awards to our executive officers or directors pursuant to the Equity Incentive Plan. Instead, our executive officers and directors will receive equity grants of LTIP Units in the Operating Partnership. Information regarding LTIP Units is included above under “Item 11. Executive Compensation – Compensation of Executive Officers – Equity Incentive Compensation.”

Our compensation committee administers the Equity Incentive Plan as the plan administrator, with sole authority to select participants, determine the types of awards to be granted and determine all the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. Unless determined by the plan administrator, no award granted under the Equity Incentive Plan will be transferable except through the laws of descent and distribution.

An aggregate maximum of 300,000 shares of our common stock may be issued upon grant, vesting or exercise of awards under the Equity Incentive Plan. If any shares subject to an award are forfeited, repurchased (for an amount not greater than the participant’s purchase price) or cancelled, or expire or terminate, in whole or in part, without the delivery of shares, then the shares covered by such forfeited, repurchased, cancelled, expired or terminated award will again be available for awards under the Equity Incentive Plan. Shares will not be treated as issued pursuant to the Equity Incentive Plan (a) with respect to any portion of an award that is settled in cash or (b) to the extent such shares are withheld or reacquired by us in satisfaction of tax withholding obligations. In the event of certain changes to our capital structure, such as, for example, a merger, consolidation, reorganization, reincorporation, recapitalization, reclassification, stock dividend, stock split, reverse stock split, split-up, split-off, combination of shares, or exchange of shares, our board of directors will make appropriate and proportionate adjustments to the number and kind of shares subject to the Equity Incentive Plan and any outstanding awards, and to the purchase price under any outstanding awards.

Under the Equity Incentive Plan, the plan administrator will determine the treatment of awards in the event of a change in our control. Unless earlier terminated by our board of directors, the Equity Incentive Plan will automatically expire on the later of March 22, 2032, or ten years from the most recent approval by our board of directors of an increase in the maximum aggregate number of shares of common stock issuable under the plan. Our board of directors may terminate the Equity Incentive Plan at any time. The expiration or other termination of the Equity Incentive Plan will have no adverse impact on any award that is outstanding at the time the Equity Incentive Plan expires or is terminated without the consent of the holder of the outstanding award. Our board of directors may amend the Equity Incentive Plan at any time, but no amendment will adversely affect any award on a retroactive basis without the consent of the holder of the outstanding award, and no amendment to the Equity Incentive Plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the Equity Incentive Plan. The same is true for any amendment to remove the prohibition on repricing. No amendment will be made that could jeopardize the status of the Company as a REIT under the Code.

As of December 31, 2022, we have granted LTIP Units to our officers and directors and restricted stock units to our non-executive employees and employees of our advisor. The following table summarizes information, as of December 31, 2022, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (3)	957,995	—	289,323
Total	957,309	—	289,323

(1) Includes 939,512 LTIP Units in CROP (147,675 of which are vested), 10,677 restricted stock units granted pursuant to the Equity Incentive Plan (none of which are vested), and 7,767 restricted stock units granted outside of the Equity Incentive Plan (none of which are vested). Upon satisfaction of certain conditions, LTIP Units are convertible into CROP Common Units, which may then be redeemed for cash, or at our option, an equal number of shares of Class I common stock, subject to certain restrictions. There is no exercise price associated with LTIP Units or the restricted stock units. Excluded from the table above are 1,594,320 LTIP Units (1,164,238 of which are vested) awarded by CRII as equity compensation prior to the CRII Merger. LTIP Units subject to performance vesting conditions assume the maximum level of performance.

(2) The Equity Incentive Plan allows for the issuance of a maximum of 300,000 shares of common stock issued through restricted stock units or restricted stock awards. No additional securities have been reserved for issuance with respect to awards of LTIP Units in CROP.

(3) LTIP Unit awards have been granted by our compensation committee of our board of directors pursuant to the terms of award agreements and as contemplated in the Operating Partnership Agreement for CROP. Restricted stock grants have been made to our non-executive employees and employees of our advisor pursuant to the Equity Incentive Plan as well as outside of the Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 21, 2023, the amount of our common stock, CROP common units and CROP LTIP units beneficially owned by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors and named executive officers and (iv) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC includes securities that a person has the right to acquire within 60 days.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of all Shares (3)	Percent of all Shares and Common Units (4)
Daniel Shaeffer	4,445,890(5)	12.51%	6.67%
Chad Christensen	4,445,900 (5)	12.51%	6.67%
Gregg Christensen	3,928,039 (5)	11.05%	5.89%
Jonathan Gardner	16,410 (6)	*	*
John Lunt	12,934 (6)	*	*
Philip White	27,009 (7)	*	*
All directors and executive officers as a group (13 persons)	6,389,499	17.98%	9.58%
* Indicates less than 1% of the outstanding common stock.
(1) The address of each named beneficial owner is 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106.
(2) Ownership consists of shares of our common stock, CROP common units and CROP LTIP units. Subject to certain restrictions, common units may be exchanged for cash, or at our option, an equal number of shares of our common stock on the specified exchange date which is the first business day of the month that is at least 60 business days after the receipt by CROP of an exchange notice (the “Specified Exchange Date”). Upon achieving parity with the common units and becoming “exchangeable” in accordance with the terms of CROP’s partnership agreement, LTIP units may be exchanged for cash, or at our option, an equal number of shares of our common stock, subject to certain restrictions, on the Specified Exchange Date.

(3) Based on 35,544,814 shares of our common stock outstanding as of March 6, 2023. In computing the percentage ownership of a person or group, we have assumed that the common units and LTIP units held by that person or persons in the group have been redeemed for shares of our common stock and that those shares are outstanding, but that no common units or LTIP units held by other persons are redeemed for shares of our common stock, notwithstanding that not all of the LTIP units have vested to date.

(4) Based on 66,673,582 shares of common stock and common units outstanding as of March 6, 2023 on a fully-diluted basis, comprised of 35,544,814 shares of common stock and 31,128,768 shares of common stock issuable upon exchange or conversion of outstanding common units and LTIP units, respectively.

(5) Includes 236,676, 236,676, and 115,126 common units held by each of Messrs. Shaeffer, C. Christensen, and G. Christensen, respectively, and 707,719, 707,719, and 311,408 LTIP units held by each of Messrs. Shaeffer, C. Christensen, and G. Christensen, respectively. Not all of the LTIP units have vested. Includes 3,481,505 common units held by HT Holdings, an entity owned and controlled by Messrs. Shaeffer, C. Christensen, G. Christensen and Mr. Eric Marlin. Also includes 20,000 shares of common stock held by CCA, which is beneficially owned by Messrs. Shaeffer, C. Christensen, G. Christensen and Marlin (through entities they own and control or directly). In addition, Messrs. Shaeffer, C. Christensen and G. Christensen comprise the board of managers of CCA and, as such, may be deemed to have had beneficial ownership of the shares held by CCA.

(6) Includes 16,410 and 12,934 LTIP units held by Messrs. Gardner and Lunt, respectively. Not all of the LTIP units have vested.
(7) Includes 10,600 shares of our common stock and 16,410 LTIP units held by Mr. White. Not all of the LTIP units have vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our charter provides that a majority of our directors must be independent. We currently have three independent directors on our five-member board of directors. A majority of the directors on any committees established by the board must also be independent. Our board of directors has three standing committees: the audit committee, the conflicts committee and the compensation committee.

Under our charter, an independent director is a person who is not associated and has not been associated within the last two years, directly or indirectly, with our sponsor or advisor. A director is deemed to be associated with our sponsor or our advisor if he or she owns an interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our sponsor, advisor or any of their affiliates, performs services (other than as a director) for us, is a director for more than three REITs organized by our sponsor or advised by our advisor. A business or professional relationship will be deemed material if the gross income derived by the director from our sponsor, our advisor and any of their affiliates exceeds 5% of (1) the director’s annual gross revenue derived from all sources, during either of the last two years or (2) the director’s net worth on a fair market value basis. An indirect relationship will include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with our sponsor, advisor or any of their affiliates or the Company.

In addition, although our shares are not listed for trading on any national securities exchange, a majority of our directors, and all of the members of the audit committee, the conflicts committee, and the compensation committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our board of directors has affirmatively determined that each of our independent directors, Jonathan Gardner, John Lunt and Philip White, satisfies the New York Stock Exchange independence standards.

Report of the Conflicts Committee

As members of the conflicts committee of the board of directors, we have reviewed the corporate policies being followed by the Company and believe they are in the best interests of its stockholders. The basis for this conclusion is outlined below.

We have developed a system of policies and procedures designed to enable the objectives of the Company (as outlined in our charter) to be achieved. These policies, as described in our current prospectus, cover, among other things, investments in real estate and real estate-related assets, leverage, dispositions, administration of the Company, determination of our net asset value, conflict resolution and raising capital. We believe the Company’s policies have been carefully and thoughtfully drafted to minimize risk while maximizing our ability to achieve our primary investment objectives.

Our advisor, CC Advisors III, has substantial discretion with respect to the selection of real properties, debt related investments and other real estate-related investments consistent with our investment objectives. In determining the specific types of real property and real estate-related investments to make or recommend, CC Advisors III considers certain criteria, including, but not limited to, the following: (i) positioning the overall portfolio to achieve a desired mix of real property and other real estate-related investments; (ii) diversification benefits relative to the rest of the real property and other real estate-related assets within our portfolio; (iii) potential for delivering current income and attractive risk-adjusted total returns; and (iv) opportunities for capital appreciation based on product repositioning, operating expense reductions and other factors.

As of December 31, 2022, our portfolio consists of ownership interests or structured investment interests in 34 multifamily apartment communities in 12 states with 9,820 units, including 1,293 units in four multifamily apartment communities in which we have a structured investment interest and another 504 units in two multifamily apartment communities under construction. In addition, we have an ownership interest in four land sites planned for development. We believe our portfolio as of December 31, 2022 is consistent with the objectives outlined in our charter and this Annual Report.

We have reviewed the related party transactions as described below and in our opinion, the transactions are fair and reasonable to the Company and its stockholders. This report is limited to the policies being followed by the Company and the fairness of transactions with the advisor and its affiliates.

March 21, 2023	The Conflicts Committee of the Board of Directors:
Jonathan Gardner (Chairman), John Lunt and Philip White

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

Transactions with Related Persons

The conflicts committee has reviewed the transactions between our affiliates and us since the beginning of 2021 as well as any such currently proposed transactions and determined them to be fair and reasonable to the Company. The following describes all transactions during the two years ended December 31, 2022 and currently proposed transactions involving us, our directors, our sponsor or advisor or any of their affiliates.

As further described below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. Until May 7, 2021, the effective date of the CRII Merger, CRII acted as our sponsor and was the general partner of CROP. Until May 7, 2021, CRII, through its general partner interest in CROP, controlled CC Advisors III, our advisor, and Cottonwood Communities Management, LLC (“CC Management”), our affiliated property manager. CRII was managed by its board of directors, three of the five members of which were Daniel Shaeffer, Chad Christensen and Gregg Christensen. Daniel Shaeffer and Chad Christensen have served as our affiliated directors since our formation and currently serve as two of our executive officers. Gregg Christensen is one of our executive officers and an advisory board member.

In May 2021, CCA became our sponsor when CRII undertook a series of transactions in connection with the CRII Merger that resulted in CRII and CROP divesting their complete interest in CCA to an entity beneficially and majority owned and controlled by Messrs. Shaeffer, C. Christensen and G. Christensen. As of December 31, 2022, Messrs. Shaeffer, C. Christensen and G. Christensen currently beneficially own approximately 73.5% of CCA. CCA wholly owns CC Advisors III. All of our executive officers are also executive officers of CCA and CC Advisors III. In addition, all of our executive officers own an interest in CCA.

Advisory Agreement

Our advisor manages our business subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. We entered into our initial advisory agreement on August 13, 2018. Effective March 1, 2019, we amended our initial advisory agreement to remove the provision of property management services. On May 7, 2021, the closing date of the CRII Merger, we entered into the amended and restated advisory agreement (the “Amended and Restated Advisory Agreement”), which was renewed for an additional one-year term effective May 7 2022, to revise the compensation payable and the expenses that may be reimbursed to our advisor.

Under the terms of the advisory agreement in effect from January 1, 2021 through May 7, 2021 and the Amended and Restated Advisory Agreement that became effective on May 7, 2021, we paid the fees and expense reimbursements described below to our advisor from January 1, 2021 through December 31, 2022.

Organization and Offering Expenses. Pursuant to our advisory agreement that was in effect until May 7, 2021, our advisor was obligated to pay all of the organization and offering expenses associated with our initial public offering on our behalf with limited exceptions. As of May 7, 2021, our advisor incurred approximately $14.1 million in organizational and offering costs from the issuance of our common stock in the initial public offering.

Pursuant to the Amended and Restated Advisory Agreement, we reimburse our advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. After termination of our primary offering, our advisor will reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of the gross proceeds from any public offering. From May 7, 2021 through December 31, 2022, organizational and offering costs incurred by our advisor were not significant.

Contingent Acquisition Fee and Contingent Financing Fee. Pursuant to our advisory agreement that was in effect until May 7, 2021, if our advisor was terminated within the first 10 years of operations for any reason other than the advisor’s fraud, gross negligence or willful misconduct, our advisor would receive a contingent acquisition fee and a contingent financing fee. If the Amended and Restated Advisory Agreement is terminated other than for cause (or non-renewal or termination by our advisor), the contingent acquisition fees and contingent financing fees provided for in our prior advisory agreement will be due and payable in an amount equal to approximately $22.0 million (if the termination occurs in year one) reduced by 10% each year thereafter.

Acquisition Expense Reimbursement. Subject to limitations in our charter, our advisor will be reimbursed for all out-of-pocket expenses incurred in connection with the selection and acquisition of real estate assets, whether or not the acquisition is consummated. Acquisition expenses reimbursed to our advisor during the years ended December 31, 2022 and December 31, 2021 were not significant, as we have generally incurred and paid such expenses directly.

Asset Management Fee. Pursuant to our advisory agreement that was in effect until May 7, 2021, our advisor received an annual asset management fee, paid monthly, of 1.25% of the gross book value of our assets. We incurred gross asset management fees of $1.2 million for the period from January 1, 2021 through May 7, 2021.

Pursuant to the Amended and Restated Advisory Agreement, our advisor receives a monthly asset management fee equal to 0.0625% of the gross asset value or GAV of CROP (subject to a cap of 0.125% of the net asset value or NAV of CROP), before giving effect to any accruals (related to the month for which the asset management fee is being calculated) for the asset management fee, distribution fees in connection with a securities offering, the Performance Allocation (as defined in the CROP Partnership Agreement and discussed below under “Operating Partnership Agreement”) or any distributions. The GAV and NAV of CROP are determined in accordance with the valuation guidelines adopted by our board of directors and reflective of the ownership interest held by CROP in such gross assets. If we own assets other than through CROP, we will pay a corresponding fee to our advisor. From May 7, 2021 through December 31, 2021, and for the year ended December 31, 2022, we incurred asset management fees of $6.9 million and $17.8 million, respectively.

Other Fees and Reimbursable Expenses. Pursuant to our advisory agreement that was in effect until May 7, 2021, we reimbursed our advisor or its affiliates for all actual expenses paid or incurred by our advisor or its affiliates in connection with the services provided to us; provided, however, that we did not reimburse our advisor or its affiliates for salaries, wages and related benefits of personnel who performed investment advisory services for us or served as our executive officers. In addition, subject to the approval of our board of directors, we reimbursed our advisor or its affiliates for costs and fees associated with providing services to us that we would otherwise engage a third party to provide. Reimbursable company operating expenses to our advisor or its affiliates were $0.3 million for the period from January 1, 2021 through May 7, 2021.

Pursuant to the Amended and Restated Advisory Agreement, subject to the limitations on total operating expenses described below, our advisor is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that our advisor is responsible for the expenses related to any and all of our advisor’s personnel who provide investment advisory services pursuant to the Amended and Restated Advisory Agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of our advisor or any of its affiliates), including, without limitation, salaries, bonuses and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel; provided that we will be responsible for the personnel costs of our employees even if they are also directors or officers of our advisor or any of its affiliates except as provided for in the Reimbursement and Cost Sharing Agreement described below. We had no reimbursable company operating expenses to our advisor or its affiliates under the Amended and Restated Advisory Agreement for the year ended December 31, 2022.

Our advisor is required to reimburse us the amount by which our aggregate total operating expenses for the four consecutive fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless our conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital to the extent paid by us such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock, (ii) interest payments, (iii) taxes, (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) reasonable incentive fees based on the gain from the sale of our assets and (vi) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (other than disposition fees on the sale of assets other than real property), including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property. Our conflicts committee determined that the relationship of our total operating expenses and our net assets was justified for each of the four consecutive fiscal quarters ending March 31, June 30, September 30 and December 31, 2021 and 2022 and approved total operating expenses in excess of the operating expense reimbursement obligation in each of these periods. For the fiscal year ended December 31, 2022, our total operating expenses were 2.8% and (191.9)% of each of our average invested assets and our net income, respectively.

Operating Partnership Agreement

Performance Allocation. In addition to the compensation payable and expenses reimbursed to our advisor pursuant to the Amended and Restated Advisory Agreement, an affiliate of our advisor, as the “Special Limited Partner” is entitled to receive a 12.5% promotional interest, subject to a 5% hurdle and certain limitations, under the terms of the amended and restated limited partnership agreement of CROP dated May 7, 2021, as further amended and restated, as described below. As of December 31, 2021, we had accrued $51.8 million for the Performance Allocation (as defined below), which was paid in cash on January 31, 2022. As of December 31, 2022, we had accrued $20.3 million for the Performance Allocation, which was paid in cash on March 2, 2023.

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

For purposes of this section:

“Hurdle Amount” refers to, for any period during a calendar year, an amount that results in a 5% annualized internal rate of return on the net asset value of the Participating Partnership Units outstanding at the beginning of the then-current calendar year (but for the year 2021, beginning as of May 7, 2021) and all Participating Partnership Units issued since the beginning of the applicable calendar year (but for the year 2021, beginning as of May 7, 2021), taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Participating Partnership Units and all issuances of Participating Partnership Units over the period and calculated in accordance with recognized industry practices. The ending net asset value of the Participating Partnership Units used in calculating the internal rate of return will be calculated before giving effect to any allocation or accrual to the Participating Performance Allocation and any applicable distribution fee expenses, provided that the calculation of the Hurdle Amount for any period will exclude any Participating Partnership Units repurchased during such period, which Participating Partnership Units will be subject to the Performance Allocation upon such repurchase as described below.

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

“Total Return” refers to for any period since the end of the prior calendar year (but for the year 2021, beginning as of May 7, 2021), the sum of: (i) all distributions accrued or paid (without duplication) on the Participating Partnership Units outstanding at the end of such period since the beginning of the then-current calendar year (but for the year 2021, beginning as of May 7, 2021) plus (ii) the change in aggregate net asset value of such Participating Partnership Units since the beginning of such year (but for the year 2021, since May 7, 2021), before giving effect to (A) changes resulting solely from the proceeds of issuances of the Participating Partnership Units, (B) any allocation or accrual to the Performance Allocation and (C) any applicable distribution fee expenses (including any payments made to the general partner for payment of such expenses). For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the net asset value of the Participating Partnership Units issued during the then-current calendar year (but for the year 2021, beginning as of May 7, 2021) but (ii) exclude the proceeds from the initial issuance of such Participating Partnership Units.

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

•The Performance Allocation may be payable in cash or CROP Common Units at the election of the Special Limited Partner. If the Special Limited Partner elects to receive such distributions in CROP Common Units, the Special Limited Partner will receive the number of CROP Common Units that results from dividing the Performance Allocation by the net asset value per CROP Common Unit at the time of such distribution. If the Special Limited Partner elects to receive such distributions in CROP Common Units, the Special Limited Partner may request CROP to redeem such CROP Common Units from the Special Limited Partner at any time thereafter pursuant to the Operating Partnership Agreement. Any CROP Common Units received by the Special Limited Partner will not be subject to the one-year holding requirement with respect to the exchange right in the Operating Partnership Agreement.

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

Dealer Manager and Managing Broker Dealer Agreements

We have engaged Orchard Securities, LLC, (“Orchard Securities”) to act as the dealer manager for the Follow-on Offering and the managing broker-dealer for the 2023 Private Offering and the 2019 Private Offering. In this capacity we pay (or paid) Orchard Securities certain underwriting compensation from the proceeds of the offerings as described below, all or a portion of which Orchard reallows (or reallowed) to wholesalers internal to our advisor and its affiliates.

Specifically, in connection with the Follow-on Offering, we pay Orchard Securities the following upfront selling commissions, dealer manager fees and wholesaling fee in connection with the sale of shares in the primary portion of the Follow-on Offering. The upfront selling commission, dealer manager fee and wholesaling fee are a percentage of the transaction price for the shares available in the primary offering, which will generally be the prior month’s NAV per share for such class. No upfront selling commissions or dealer manager fees are paid with respect to any shares sold under the distribution reinvestment plan offering.

	Maximum Upfront Selling Commissions as a % of Transaction Price	Maximum Upfront Dealer Manager Fees as a % of Transaction Price	Maximum Upfront Wholesaling Fee as a % of Transaction Price
Class T shares	Up to 3.0%	0.5%	Up to 1.85%
Class D shares	None	None	Up to 1.85%
Class I shares	None	None	Up to 1.85%

For the year ended December 31, 2021 and December 31, 2022, we paid $0.1 million and $5.6 million for the Follow-on Offering in selling commissions, dealer manager fees and wholesaling fees, a portion of which was reallowed to wholesalers internal to our advisor and its affiliates.

In connection with the 2019 Private Offering and the 2023 Private Offering, we paid or will pay, Orchard Securities a placement fee in an amount up to 3.0% of the gross proceeds from the sale of preferred shares in the offerings. For the year ended December 31, 2021 and December 31, 2022, we paid $2.4 million and $0.4 million in placement fees in connection with the 2019 Private Offering, all or a portion of which were reallowed to wholesalers internal to our advisor and its affiliates.

Property Management Agreements

For property management services, we paid CC Management, our affiliated property manager, a property management fee in an amount up to 3.5% of the annual gross revenues of the multifamily apartment communities that it managed for us. We incurred property management fees of $0.2 million for the period from January 1, 2021 through May 7, 2021.

As of the closing of the CRII Merger, property management services for our properties are performed by our employees; however, in some cases, circumstances may necessitate that we hire a local property manager to oversee the day-to-day operations at some of our properties.

Equity Compensation to Advisor Employees

In February and May 2021, respectively, our compensation committee approved aggregate grants of $675,000 time-based LTIP Units and $525,000 in targeted performance-based LTIP Units to certain of our executive officers and officers of our advisor, all of whom were employees of our advisor and its affiliates as equity compensation. In January 2022 and 2023, our compensation committee approved grants of LTIP Units to our executive officers and certain of our employees as equity compensation. The January 2022 grants included $1,660,553 time-based awards and $2,890,749 in targeted performance-based awards to employees of our advisor or its affiliates. The January 2023 awards included $1,556,557 time-based awards and $2,890,749 targeted performance-based awards granted to employees of our advisor or its affiliates. Each time-based award will vest approximately one-quarter of the awarded amount on January 1 in each of the four years following the grant date. The actual amount of each performance-based LTIP award will be determined at the conclusion of a three-year performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become full vested on the first anniversary of the last day of the performance period, subject to continued employment with our advisor or its affiliates.

In April 2022 and January 2023, our compensation committee approved grants of restricted stock units with a four-year vesting schedule to our employees and employees of our advisor or its affiliates for services provided to us. Included in the amount of awards granted were $80,000 and $90,000 in restricted stock units in 2002 and 2023, respectively for employees of our advisor and its affiliates.

2021 Mergers

As further described below, on January 26, 2021, we entered into merger agreements to acquire each of CRII, CMRI and CMRII. All of the mergers were stock-for-stock transactions whereby each of CRII, CMRI and CMRII were merged into a wholly owned subsidiary of us (collectively, the “2021 Mergers”). Prior to their respective mergers, CMRI was externally managed by CC Advisors I, LLC (“CMRI Asset Manager”) and CMRII was externally managed by CC Advisors II, LLC (“CMRII Asset Manager”). CMRI Asset Manager and CMRII Asset Manager were wholly owned subsidiaries of CCA. In addition, Daniel Shaeffer, Chad Christensen and Gregg Christensen were each affiliated directors of CMRI and CMRII.

Further, as a result of the merger with CRII, we acquired CRII’s property management business.

Merger with Cottonwood Residential II, Inc. On January 26, 2021, we, CCOP, Cottonwood Communities GP Subsidiary, LLC, our wholly owned subsidiary (“Merger Sub”) CRII and CROP, CRII’s operating partnership, entered into an Agreement and Plan of Merger (the “CRII Merger Agreement”).

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

At the effective time of the CROP Merger, each participating partnership unit of CROP (i.e., all CROP partnership units other than preferred units) issued and outstanding immediately prior to the CROP Merger were split into 2.015 participating partnership units of CROP (the “CROP Unit Split”). Immediately following the CROP Unit Split, (i) each issued and outstanding Series 2019 preferred unit of CCOP (the “CCOP Series 2019 Preferred Units”) converted into one Series 2019 preferred unit of CROP, the terms of which mirror the CCOP Series 2019 Preferred Units, (ii) each issued and outstanding LTIP Unit of CCOP (the “CCOP LTIP Units”) converted into one LTIP Unit of CROP (the “CROP LTIP Units”), the terms and conditions of which mirror the CCOP LTIP Units, (iii) each issued and outstanding Special LTIP Unit of CCOP (the “CCOP Special LTIP Units”) converted into one Special LTIP Unit of CROP (“CROP Special LTIP Units”), the terms and conditions of which mirror the CCOP Special LTIP Units, and (iv) except as set forth above, each issued and outstanding general partner unit and common limited partner unit of CCOP converted into one CROP Common Unit. After giving effect to the CROP Unit Split, each CROP Common Unit, general partner unit and CROP LTIP Unit issued and outstanding immediately prior to the effective time of the CROP Merger remains outstanding, and each CROP preferred unit issued and outstanding immediately prior to the effective time of the CROP Merger remains outstanding and continues to be held by Merger Sub, as the entity surviving the CRII Company Merger.

Merger with Cottonwood Multifamily REIT I, Inc. On January 26, 2021, we, CCOP, Merger Sub, CMRI and Cottonwood Multifamily REIT I O.P., LP (“CMRI OP”) entered into an Agreement and Plan of Merger (the “CMRI Merger Agreement”).

Subject to the terms and conditions of the CMRI Merger Agreement, (i) CMRI merged with and into Merger Sub, with Merger Sub surviving as our direct, wholly owned subsidiary (the “CMRI Company Merger”) and (ii) CMRI OP merged with and into CROP, the successor of CCOP, with CROP surviving (the “CMRI OP Merger” and, together with the CMRI Company Merger, referred to as the “CMRI Merger”). On July 15, 2021, the CMRI Merger was completed. At such time, the separate existence of CMRI and CMRI OP ceased.

At the effective time of the CMRI Company Merger, each issued and outstanding share of CMRI’s common stock converted into 1.175 shares of our Class A common stock.

At the effective time of the CMRI OP Merger, each partnership unit of CMRI OP issued and outstanding immediately prior to the CMRI OP Merger was split so that the total number of partnership units of CMRI OP then outstanding was equal to 4,904,045, which was the total number of shares of CMRI common stock that were issued and outstanding immediately prior to the CMRI OP Merger (the “CMRI OP Unit Split”). Immediately following the CMRI OP Unit Split, each partnership unit of CMRI OP converted into 1.175 CROP Common Units. Each partnership unit of CROP issued and outstanding immediately prior to the effective time of the CMRI OP Merger remains outstanding.

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

At the effective time of the CMRII Company Merger, each issued and outstanding share of CMRII’s common stock converted into 1.072 shares of our Class A common stock.

At the effective time of the CMRII OP Merger, each partnership unit of CMRII OP issued and outstanding immediately prior to the CMRII OP Merger was split so that the total number of partnership units of CMRII OP then outstanding was equal to 4,881,490, which was the total number of shares of CMRII common stock that were issued and outstanding immediately prior to the CMRII OP Merger (the “CMRII OP Unit Split”). Immediately following the CMRII OP Unit Split, each partnership unit of CMRII OP converted into 1.072 CROP Common Units. Each partnership unit of CROP issued and outstanding immediately prior to the effective time of the CMRII OP Merger remains outstanding.

Additional Agreements Entered in Connection with the 2021 Mergers

Voting Agreement. Concurrently with the execution of the CRII Merger Agreement, Cottonwood Residential Holdings, LLC (“CR Holdings”), High Traverse Holdings, LLC (“HT Holdings”), Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin (collectively, the “Affiliated Security Holders”), as the beneficial holders (through voting and investment power with respect to their interests in trusts or other entities they own or control) of 50 shares of CRII’s voting common stock and of 2,034,378 CROP Common Units as of January 26, 2021, entered into a voting agreement with us (the “Voting Agreement”). Pursuant to the terms of the Voting Agreement, the Affiliated Security Holders delivered an irrevocable proxy to us with respect to CRII’s voting common stock beneficially owned by them to vote in favor of or act by written consent to approve the CRII Merger. The shares of CRII’s voting common stock held by the Affiliated Security Holders represented 100% of the issued and outstanding voting common stock of CRII and therefore, they provided the required stockholder approval for the CRII Merger without the approval of any other stockholders of CRII.

In addition, the Affiliated Security Holders delivered an irrevocable proxy to us with respect to the CROP Common Units beneficially owned by them to vote in favor of or act by written consent to approve the CRII Merger, the CROP Merger and the Operating Partnership Agreement; provided that such vote would only occur following the vote in favor of the matters by holders of a majority of the outstanding CROP Common Units held by disinterested limited partners. The CROP Common Units held by the Affiliated Security Holders represented approximately 17% of the total outstanding CROP Common Units as of January 26, 2021.

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

Trademark License Agreement. We entered into a Trademark License Agreement with CROP and our advisor as of the closing of the CRII Merger. Pursuant to the Trademark License Agreement, we granted to our advisor a non-exclusive license under our rights in certain trademarks related to the Cottonwood name to use and display the trademarks solely for the purpose of our advisor performing services identified in the agreement. The Trademark License Agreement provides for the payment of compensation by our advisor to us for the use of the trademarks. The Trademark License Agreement is co-terminus with the Amended and Restated Advisory Agreement. No amounts were paid or payable under this agreement as of December 31, 2022.

Reimbursement and Cost Sharing Agreement. As of the closing of the CRII Merger, Cottonwood Capital Management, Inc. (“Cottonwood Capital Management”), a wholly owned subsidiary of CROP, entered into a Reimbursement and Cost Sharing Agreement with CCA, which owns our advisor, whereby Cottonwood Capital Management will make available to CCA on an as-needed basis certain employees of Cottonwood Capital Management to the extent the employees are not otherwise occupied in providing services for us or our subsidiaries. The employees will remain employees of Cottonwood Capital Management, and Cottonwood Capital Management will be responsible for all wages, salaries and other employee benefits provided to such employees. In performing work for CCA, the employees may use office space and office supplies and equipment of Cottonwood Capital Management. CCA will reimburse Cottonwood Capital Management for CCA’s allocable share of all direct and indirect costs related to the employees, including wages, salaries and other employee benefits and allocable overhead expenses. CCA will reimburse Cottonwood Capital Management for CCA’s allocable costs on a quarterly basis. The Reimbursement and Cost Sharing Agreement will terminate on the earlier of (i) the one-year anniversary of the effective date of the agreement and (ii) the termination of the Amended and Restated Advisory Agreement. Thereafter, the Reimbursement and Cost Sharing Agreement may be renewed for an unlimited number of successive one-year terms upon mutual consent of the parties. On May 7, 2022, we renewed the Reimbursement and Cost Sharing Agreement effective through May 7, 2023. Cottonwood Capital Management may, at any time and upon 60 days’ prior written notice to CCA, cease to make its employees available to CCA. As of December 31, 2022, we had received $93,566 of reimbursable costs under this agreement.

CROP Tax Protection Agreement. Concurrently with the execution of the CRII Merger Agreement, CROP and HT Holdings, an entity owned and controlled by Messrs. Shaeffer, C. Christensen, G. Christensen and Marlin, entered into the CROP Tax Protection Agreement, which became effective as of the closing of the CROP Merger. Pursuant to the CROP Tax Protection Agreement, CROP agrees to indemnify the Protected Partners against certain tax consequences of a taxable transfer of all or any portion of the Protected Properties or any interest therein, subject to certain conditions and limitations. CROP’s tax obligations under the CROP Tax Protection Agreement will expire one day after the 10th anniversary of the effective date of the CROP Tax Protection Agreement, subject to certain limitations. We estimate the maximum potential liability associated with the CROP Tax Protection Agreement to be approximately $39.9 million. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate.

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

No amounts were paid or payable under this agreement as of December 31, 2022.

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

Prior to the consummation of the CROP Merger, the CCA Note distribution was effected whereby the CCA Note was distributed by CROP to the holders of CROP’s participating partnership units of record immediately prior to the CROP Merger, including CRII. CRII subsequently distributed its share in the CCA Note to its common stockholders of record immediately prior to the CRII Merger.

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

As a result of the termination of the Offset Agreement, CROP and CCA entered into an agreement (the “Allonge”) with the CROP unitholders and the CRII stockholders of record who received an in-kind distribution of the CCA Note in connection with the CCA Note distribution. The Allonge provides for an offset arrangement similar to the Offset Agreement but was modified to account for the fact that the CCA Note is held by the CROP unitholders and the CRII stockholders of record immediately prior to the CROP Merger and the CRII Merger.

Cottonwood Multifamily Opportunity Fund, Inc.

Background. CMOF was a Maryland corporation that was sponsored by CROP and formed to invest in multifamily development projects and/or make mezzanine loans or preferred equity investments in multifamily construction and development projects. CMOF owned investments in two development projects and one investment in a land parcel held for development, all through separate joint ventures with CROP as follows: Park Avenue (development project), Cottonwood on Broadway (development project) and Block C, a joint venture owning land held for development for two projects called Westerly and Millcreek North, with a percentage ownership interest held by CMOF as of September 27, 2022, of 76.4%, 81.2%, and 63.0%, respectively, and the balance of a majority of the remaining interest held by CROP. In addition, Daniel Shaeffer, Chad Christensen and Gregg Christensen were each officers and directors of CMOF.

Property Management. Cottonwood Capital Property Management II, LLC (“CCPMII”), a wholly owned subsidiary of CROP, acted as the sponsor, property manager and asset manager for CMOF. As the property manager and asset manager for CMOF, CCPMII received compensation for the acquisition, management and disposition of CMOF’s assets. Total compensation paid to CCPMII as the asset manager of CMOF for the year ended December 31, 2021 was $805,538, and was $601,493 for the period from January 1, 2022 through September 27, 2022 (the closing date of the CMOF Merger, as defined below). Upon the closing of the CROP Merger, we assumed the advisory contract with CMOF. We did not receive fees from CMOF until our acquisition of CCPMII at the closing of the CROP Merger on May 7, 2021.

Merger. On July 8, 2022, we, CROP, Merger Sub, CMOF, and CMOF OP entered into an Agreement and Plan of Merger (the “CMOF Merger Agreement”).

Subject to the terms and conditions of the CMOF Merger Agreement (i) CMOF merged with and into Merger Sub, with Merger Sub surviving as our direct, wholly owned subsidiary (the “CMOF Company Merger”) and (ii) CMOF OP merged with and into CROP, with CROP surviving (the “CMOF OP Merger” and, together with the CMOF Company Merger, the “CMOF Merger”). On September 27, 2022, the CMOF Merger was completed. At such time, the separate existence of CMOF and CMOF OP ceased.

At the effective time of the CMOF Company Merger, each issued and outstanding share of CMOF’s common stock converted into 0.8669 shares of our Class A common stock.

At the effective time of the CMOF OP Merger, each partnership unit of CMOF OP issued and outstanding immediately prior to the CMOF OP Merger converted into 0.8669 CROP Common Units, including CMOF OP units held by certain of our officers and directors as described below. Each partnership unit of CROP issued and outstanding immediately prior to the effective time of the CMOF OP Merger remains outstanding.

At the time of the CMOF Merger, certain outstanding promissory notes from CMOF held directly, or indirectly through affiliate entities, by Enzio Cassinis, Adam Larson and Eric Marlin, our executive officers, each in the amount of $425,000, were repaid with cash from the Company.

In addition, immediately prior to the effective time of the CMOF OP Merger, CMOF OP acquired the outstanding residual interests in a joint venture referred to as Park Avenue and a joint venture referred to as Broadway held by certain of our executive officers and directors in exchange for an aggregate 461,023 CMOF OP partnership units. As a result of CMOF OP’s acquisition of the residual interests in the joint ventures, Daniel Shaeffer, Chad Christensen, Gregg Christensen and Susan Hallenberg directly or indirectly owned 164,585, 164,585, 82,062, and 6,597 CMOF OP partnership units, respectively, at the time of the CMOF OP Merger, which were converted into CROP Common Units at the time of the CMOF OP Merger as described above.

Investment in 33rd and 13th - Millcreek

On October 26, 2021, we, through a wholly owned subsidiary of CROP, entered a real estate purchase contract with 33rd and 13th, LLC (the “Seller”), to purchase a multifamily development project located on 1.76 acres of land and referred to as 33rd and 13th – Millcreek in Millcreek, Utah (the “Project”) for $7.2 million. The Seller was directly or indirectly owned by the following individuals who are also our executive officers: Daniel Shaeffer (11.3636%), Chad Christensen (22.7273%), Gregg Christensen (11.3636%), Glenn Rand (2.2727%), Stan Hanks (2.2727%), Susan Hallenberg (1.8182%) and Eric Marlin (1.3636%). In addition, an unaffiliated third party owned 36.3636% of the Seller and the balance was owned by non-executive employees of us or our affiliates. The purchase of the Project was approved by our conflicts committee. In addition, the purchase price of the Project was established based on an appraisal provided by an independent third-party appraisal firm. On October 29, 2021, we acquired the Project.

Membership Interest Purchase Agreement – Sugar House Commons, LLC

On November 1, 2021, we, through a wholly owned subsidiary of CROP, entered a Membership Interest Purchase Agreement to sell all of the membership interests of Sugar House Commons, LLC (“Windsor Court”) directly or indirectly to the following individuals who are also our executive officers: Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin for $510,000. The sole asset of Sugar House Commons, LLC is a 0.72-acre parcel of land located in Salt Lake City, Utah valued at $510,000 pursuant to a recent third-party appraisal report. The sale was approved by the conflicts committee. The disposition of Windsor Court closed in the fourth quarter of 2021.

Richmond Guaranty

At the closing of the CRII Merger, the Company assumed a 50% payment guarantee provided by CRII and CROP, for certain obligations of Villas at Millcreek, LLC (“Richmond Borrower”) with respect to a construction loan in the amount of $53.6 million obtained in connection with the development of Richmond at Millcreek, a development project sponsored by High Traverse Development, LLC. Certain of our officers and directors own an aggregate 13.91% of Richmond Borrower. A wholly owned subsidiary of CROP receives fees from High Traverse Development, LLC related to the development of Richmond at Millcreek. Richmond Borrower expects to increase the loan amount outstanding to $60.1 million in the second quarter of 2023.

Alpha Mill Transactions

On November 2, 2021, we sold TIC interests in Alpha Mill (the “Alpha Mill TIC Interests”) totaling 43% to certain unaffiliated third parties through a private offering for $34.8 million. On April 7, 2022, we sold an additional 29% in Alpha Mill (while we retain a 28% interest) to certain third parties for a total purchase price of $23.3 million. One of the purchasers of the Alpha Mill TIC Interests in the April 7, 2022 sale was the Christensen Marital Trust, a trust established by the father of Chad Christensen, one of our directors and Executive Chairman, and Gregg Christensen, our Chief Legal Officer and Secretary (the “Christensen Trust”). Messrs. C. Christensen and G. Christensen are two of the beneficiaries of the Christensen Trust. The Christensen Trust purchased its interest net of selling commissions in the amount of $244,444. The Christensen Trust’s interest is 10.3%, acquired at a purchase price of $8.2 million. The net proceeds received by us for the sale of the shares to the Christensen Trust were the same as what we received from unaffiliated third parties.

On January 24, 2023 we launched a tender offer to investors in Alpha Mill TIC interests, including the Christensen Trust, pursuant to which we intend to acquire some or all of the outstanding Alpha Mill TIC interests in exchange for CROP Units at a tender price based on the December 31, 2022 appraised value for Alpha Mill utilized in the Company’s NAV procedures and the December 31, 2022 NAV of the CROP Units.

APT Cowork, LLC

APT Cowork, LLC (“APT”) is an entity formed to engage in the business of converting unused common space in multifamily apartment communities or retail space to revenue producing co-working space. Our officers and directors have a direct or indirect ownership interest in APT as follows: Glenn Rand (21.49%), Daniel Shaeffer (21.46%), Chad Christensen (21.46%), Gregg Christensen (8.89%), Eric Marlin (6.71%), Enzio Cassinis (5.25%), Adam Larson (2.81%), Susan Hallenberg (2.18%), Paul Fredenberg (1.83%), and Stan Hanks (1.06%). We, through our subsidiaries, have entered the following agreements with APT.

Reimbursement and Cost Sharing Agreement. We, through Cottonwood Capital Management, our taxable REIT subsidiary and a wholly owned subsidiary of CROP, have entered into a Reimbursement and Cost Sharing Agreement effective as of January 1, 2023, pursuant to which we will make certain employees available to APT to the extent they are not otherwise occupied in providing services to us and in exchange APT will reimburse us its allocable share of all direct and indirect costs related to the employees utilized by APT. Under the terms of the agreement, for any annual period, the amount of reimbursement pursuant to the agreement will not exceed $120,000. In addition, the agreement has a one-year term, but may be renewed for an unlimited number of successive one-year terms. No amounts were reimbursed under the cost sharing agreement during the year ended December 31, 2022.

Coworking Space Design Agreement. On August 9, 2022, our conflicts committee approved a form of Coworking Space Design Agreement to be entered by and between the property-owning limited liability company (“Landlord”), which will be a subsidiary of CROP, and APT. The form of agreement provides the terms on which APT may design and upgrade the amenities for the common areas at certain of our multifamily properties. The Coworking Space Design Agreement provides that in exchange for advising on coworking improvements at Landlord’s property, Landlord will pay APT a one-time design and project management fee of $60,000, which may be increased up to $75,000 depending on the scope of the project. We have entered a Coworking Space Design Agreement with respect to twelve of our properties and expect to enter Coworking Space Design Agreements for an additional 13 of our properties over the next twelve months. For the year ended December 31, 2022, we paid or incurred fees to APT totaling $1,833,275 pursuant to the Coworking Space Design Agreement.

Services Agreement. On November 7, 2022, our conflicts committee approved a form of Services Agreement to be entered by and between Cottonwood Capital Management and APT. The form of agreement provides that APT will provide the ongoing administration of coworking services at the property subject to the agreement in exchange for $10.00 per apartment unit per month. In addition, there is a revenue sharing component of the agreement which provides that APT will pay Cottonwood Capital Management 50% of coworking revenue it receives at the properties. As of December 31, 2022, we had not yet entered any Services Agreements with respect to our properties but we entered into Service Agreement with respect to 10 of our properties effective January 1, 2023 and began paying APT $27,870 per month for those ten properties. We expect to enter into agreements for an additional fifteen of our properties over the next six to 12 months. Each of the properties for which we expect to enter a Services Agreement are or will be subject to a Coworking Space Design Agreement with APT pursuant to which APT will design and upgrade the amenities for the common areas at the properties.

Block C and Jasper

Affiliated Members. On June 28, 2022, we, through our indirect subsidiaries, admitted entities affiliated with us and our advisor, Brickyard QOF, LLC (“Brickyard QOF”) and HV Millcreek, LLC (“Millcreek,” and together with Brickyard QOF, the “Affiliated Members”), as members in CW Block C, LLC (“Block C”), a development joint venture with CROP (as successor to CMOF OP), and CW Jasper, LLC (“Jasper”), a development project owned 100% by CROP. The Affiliated Members are owned directly or indirectly by Daniel Shaeffer, Chad Christensen, Gregg Christensen, Enzio Cassinis, Eric Marlin, Susan Hallenberg, Stan Hanks, Glenn Rand and Adam Larson, each of whom are our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. In connection with their admission as members, the Affiliated Members made an aggregate capital contribution of $ 8,499,221.74 and $2,375,778.26 to Block C and Jasper, respectively. Following the admission of the Affiliated Members to Block C and Jasper, the Affiliated Members own a 21.0134% interest in Block C, with Messrs. Shaeffer, C. Christensen, G. Christensen, Cassinis, Marlin, Hanks, Rand, Larson and Ms. Hallenberg having an indirect ownership interest of 4.6273%, 10.1125%, 3.5877%, 0.4831%, 0.3342%, 0.3000%, 0.1091%, 0.2387% and 0.6767%, respectively, in Block C, alongside our 64.4906% indirect ownership interest and CROP’s 14.4960% ownership interest, and a 20.1025% interest in Jasper, with Messrs. Shaeffer, C. Christensen, G. Christensen, Cassinis, Marlin, Hanks, Rand, Larson and Ms. Hallenberg having an indirect ownership interest of 4.4267%, 9.6742%, 3.4322%, 0.4621%, 0.3197%, 0.2870%, 0.1043%, 0.2284% and 0.6474% respectively, in Jasper, alongside our 79.8975% interest. The investment in the projects by the Affiliated Members was established at an amount no greater than the recent appraised value of the project, as determined by an independent third-party appraiser and approved by the conflicts committee. The Affiliated Members will participate in the economics of Block C and Jasper on the same terms and conditions as us.

Operating Agreements. On August 11, 2022, we amended and restated the operating agreements of Block C (the “Block C Agreement”) and Jasper (the “Jasper Agreement,” and together with the Block C Agreement, the “Agreements”) to reflect additional terms related to the admission of the Affiliated Members, among other things. The Block C Agreement provides that Block C QOF, a joint venture between CROP and Cottonwood Capital Management and managed by CROP (“Block C QOF”), CROP (including as successor to CMOF OP) and Brickyard QOF will act as co-managers with CROP managing the day-to-day operations of Block C. The Jasper Agreement provides that Block C QOF and Brickyard QOF will act as co-managers with Block C QOF managing the day-to-day operations of Jasper. Each of the Brickyard Agreement and the Jasper Agreement include the following terms. The unanimous consent of the managers is required for company actions, and certain major decisions, including decisions impacting mergers and whether Block C and Jasper maintain their Qualified Opportunity Fund status, which also require a majority approval of the members. In addition, after December 31, 2032, a manager may unilaterally require the company to take its development project(s) to market for sale, while the other managers of the company will have the first right of refusal to purchase the development project(s) if triggered before December 31, 2037 or the first right of offer to purchase the development project(s) if triggered on or after December 31, 2037. CROP or its affiliate are entitled to receive a development fee in an amount equal to 3% of the total development hard and soft costs for the development project(s) and CROP Property Management, LLC or its affiliate is entitled to receive a property management fee in an amount equal to 2.5% of the gross revenues of the development project(s).

Merger and Additional Capital Contributions. On March 21, 2023, our conflicts committee approved the merger of Jasper with and into Block C with Block C surviving the merger. Also on March 21, 2023, our conflicts committee approved an additional investment in Block C by us in the amount of up to $9.0 million with the opportunity for the Affiliated Members to participate pro rata alongside us on the same terms and conditions. The additional capital contribution to Block C was established at an amount no greater than the recent appraised value of the project, as determined by an independent third-party appraiser and approved by the conflicts committee.

Reimbursement Policy

For the year ended December 31, 2022, we reimbursed Daniel Shaeffer, our Chief Executive Officer and an affiliated director, $12,389 for expenses incurred by Mr. Shaeffer in connection with transportation he provided for himself and certain other officers of the Company related to approved business travel.

Exchange of CROP Units

Christensen Marital Trust. On November 7, 2022, the conflicts committee of the board of directors approved the exchange into shares of Class I common stock of the Company of 69,142.710 CROP Units held by the Christensen Marital Trust on the same terms and conditions available to unaffiliated third parties pursuant to the terms of the Operating Partnership Agreement. Upon exchange into Class I shares, the Christensen Trust may participate in the share repurchase program of the Company on the same terms and conditions as other holders.

Executive Officers. On January 23, 2023, the conflicts committee of the board of directors approved the exchange into shares of Class I common stock of the Company of up to 525,423 CROP Units by the executive officers of the Company on the same terms and conditions available to unaffiliated third parties pursuant to the terms of the Operating Partnership Agreement. As approved by the conflicts committee, exchanges into Class I shares by an individual executive will be permitted up to the executive’s proportionate share of the total amount approved for exchange (based on CROP Units that are eligible for exchange). No CROP Units held by executive officers were exchanged during each of the years ended December 31, 2021 or 2022.

Repurchase of Executive Officer Shares

On January 23, 2023, the conflicts committee of the board of directors approved an Insider Trading Policy for the Company which, among other matters, addresses the Company’s policy for the repurchase of shares held by executive officers of the Company. Pursuant to the policy, in order that the Company retain maximum funds available to fund repurchases for non-affiliates, repurchase requests from executive officers will not be subject to the share repurchase program of the Company. Notwithstanding the foregoing, subject to the conditions discussed below, repurchase requests from executive officers will be considered on a monthly basis with the same pricing and similar procedures as applicable to the share repurchase program. Repurchase requests by executive officers will be subject to a quarterly review and approval by the conflicts committee, and each executive officer may submit no more than 25% of the total amount of shares exchanged from CROP Units per quarter. No shares held by executive officers were repurchased during each of the years ended December 31, 2021 or 2022.

Lease Assignment

We, through Cottonwood Capital Management, entered a Third Amendment & Partial Assignment of Office Lease Agreement with Sandlot Holdings, LLC and CCA pursuant to which CCA assigned to Cottonwood Capital Management all lease rights and obligations with respect to the principal offices of the Company at Suite 250, 1245 East Brickyard Road in Salt Lake City, Utah, along with a storage unit on the plaza level, effective January 1, 2022.

Currently Proposed Transactions

Other than as described above, there are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

Item 14. Principal Accounting Fees and Services

Independent Auditors

During the years ended December 31, 2022 and 2021, KPMG LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2022 and 2021 by our independent registered public accounting firm, KPMG, were as follows (in thousands):

	For the Year Ended December 31,
	2022	2021
Audit fees (a)	$843	$925
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$843	$925

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

All services rendered KPMG for the years ended December 31, 2022 and 2021 were pre-approved in accordance with the policies and procedures described above.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See the accompanying Index to Financial Statement at page F-1 of this report.

(a)(2) Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation is included at page F-33 of this report.

(a)(3) Exhibits

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger by and among the Company Cottonwood Communities O.P., LP, Cottonwood Communities GP Subsidiary, LLC, Cottonwood Residential O.P., LP and Cottonwood Residential II, Inc. dated as of January 26, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 1, 2021)

2.2
Agreement and Plan of Merger by and among the Company, Cottonwood Communities O.P, LP, Cottonwood Communities GP Subsidiary, LLC, Cottonwood Multifamily REIT I O.P., LP and Cottonwood Multifamily REIT I, Inc. dated as of January 26, 2021 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed February 1, 2021)

2.3
Agreement and Plan of Merger by and among the Company, Cottonwood Communities O.P., LP, Cottonwood Communities GP Subsidiary, LLC, Cottonwood Multifamily REIT II O.P., LP and Cottonwood Multifamily REIT II, Inc. dated as of January 26, 2021 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed February 1, 2021)

2.4
Agreement and Plan of Merger dated July 8, 2022, by and among CCI, Merger Sub, CROP, CMOF, and CMOF OP (incorporated by reference to Exhibit 2.1 to CCI’s Current Report on Form 8-K filed July 13, 2022)

3.1	Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed December 22, 2016)
3.3	Articles Supplementary - Class A Common Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 19, 2019)
3.4	Articles Supplementary - Class T Common Stock (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed August 19, 2019)
3.5	Articles of Amendment (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed August 19, 2019)
3.6	Articles Supplementary - Preferred Stock (incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019)
3.7	Articles Supplementary for the Series 2019 Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 2, 2021)
3.8	Articles of Amendment for the Class TX shares of common stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed April 2, 2021)
3.9	Articles Supplementary for the Class D, Class I and Class T shares of common stock (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed April 2, 2021)
3.10	Articles Supplementary for the Class D shares of common stock (incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 13, 2021)
3.11
Articles Supplementary for the Class D and Class T shares of common stock (incorporated by reference to Exhibit 3.1 to the Company's Post-Effective Amendment no. 7 to its Registration Statement on Form S-11 (No. 333-215272) filed August 11, 2021)

3.12	Articles Supplementary for the Series 2019 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 18, 2021)
3.13	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 20, 2021)
3.14	Articles Supplementary for the Series 2019 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2022)
3.15
Articles Supplementary for the Series 2023 Preferred Stock of Cottonwood Communities, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 16, 2022)

4.1
Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus included in the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018)

4.3
Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the Company’s Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021)

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

10.2
Form of Time-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-215272) filed April 20, 2020)

10.3
Trademark License Agreement dated May 7, 2021, by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)

10.4
Reimbursement and Cost Sharing Agreement dated May 7, 2021, by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)

10.5
Master Credit Facility Agreement by and among CW Apartments, LLC, CW Alpha Mills Apartments, LLC, CW Westside Apartments, LLC and Berkadia Commercial Mortgage, LLC dated August 3, 2016 (incorporated by reference to Exhibit 1U-6 to Cottonwood Multifamily REIT I, Inc.’s Current Report on Form 1-U (No. 24R-00023) filed August 9, 2016)

10.6
Tax Protection Agreement between Cottonwood Residential O.P., LP and High Traverse Holdings, LLC dated January 26, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)

10.7	Form of Performance-Based CROP LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)
10.8	Form of Time-Based CROP LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)
10.9
Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated July 15, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Post-Effective Amendment no. 6 to its Registration Statement on Form S-11 (No. 333-215272) filed August 2, 2021)

10.10
Dealer Manager Agreement (including the form of Soliciting Dealer Agreement) by and between the Company and Orchard Securities, LLC dated November 4, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 10, 2021)

10.11
First Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated October 20, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021)

10.12	Cottonwood Communities, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-263982) filed March 30, 2022)
10.13
Second Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated as of January 1, 2022 and effective as of November 12, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2022)

10.14
Third Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of February 7, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2022

10.15
Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2022

10.16
Renewal Agreement dated May 7, 2022 by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC with respect to Reimbursement and Cost Sharing Agreement dated May 7, 2021, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2022

10.17
Second Amended and Restated Limited Liability Company Agreement of CW Block C, LLC by and among Cottonwood Block C QOF, LLC, Cottonwood Residential O.P., LP, Cottonwood Multifamily Opportunity Fund O.P., LP, Brickyard QOF, LLC and HV Millcreek, LLC effective as of August 11, 2022, and First Amendment to the Second Amended and Restated Limited Liability Company Agreement of CW Block C, LLC effective as of September 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2022)

10.18
Amended and Restated Limited Liability Company Agreement of CW Jasper, LLC by and among Cottonwood Block C QOF, LLC, Brickyard QOF, LLC and HV Millcreek, LLC effective as of August 11, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2022)

10.19
Form of Coworking Space Design Agreement by and among property owning entity and APT Cowork, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2022)

10.20*	Form Services Agreement by and between Cottonwood Capital Management, Inc. and APT Cowork, LLC
10.21*	Fourth Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of December 1, 2022
10.22*	Managing Broker-Dealer Agreement
10.23
Revolving Loan and Security Agreement (One Upland) between KRE JAG One Upload Owner LLC and JPMorgan Chase Bank, N.A. dated March 19, 2020 (incorporated by reference to Exhibit 10.16 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

10.24
Promissory Note between KRE JAG One Upland Owner LLC and JPMorgan Chase Bank, N.A. dated March 19, 2020 (incorporated by reference to Exhibit 10.17 to the Company’s Post-Effective Amendment no. 5 to its Registration Statement on Form S-11 as filed with the SEC on April 20, 2020)

21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
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

COTTONWOOD COMMUNITIES, INC.

March 24, 2023	/s/ Daniel Shaeffer
Date	Daniel Shaeffer, Chief Executive Officer and Director
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 24, 2023	/s/ Adam Larson
Date	Adam Larson, Chief Financial Officer
(Principal Financial Officer)

March 24, 2023	/s/ Susan Hallenberg
Date	Susan Hallenberg, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

March 24, 2023	/s/ Daniel Shaeffer
Date	Daniel Shaeffer, Chief Executive Officer and Director
(Principal Executive Officer)

March 24, 2023	/s/ Chad Christensen
Date	Chad Christensen, Executive Chairman of the Board and Director

March 24, 2023	/s/ Jonathan Gardner
Date	Jonathan Gardner, Independent Director

March 24, 2023	/s/ John Lunt
Date	John Lunt, Independent Director

March 24, 2023	/s/ Philip White
Date	Philip White, Independent Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cottonwood Communities, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cottonwood Communities, Inc. and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado
March 24, 2023

Cottonwood Communities, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Real estate assets, net	$1,697,607	$1,408,483
Investments in unconsolidated real estate entities	133,207	190,733
Investments in real-estate related loans	—	13,035
Cash and cash equivalents	63,173	27,169
Restricted cash	32,351	18,221
Other assets	29,299	29,249
Total assets	$1,955,637	$1,686,890
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,000,137	$642,107
Construction loans, net	95,327	116,656
Preferred stock, net	121,390	245,268
Unsecured promissory notes, net	42,953	43,543
Performance participation allocation due to affiliate	20,320	51,761
Accounts payable, accrued expenses and other liabilities	65,611	46,886
Total liabilities	1,345,738	1,146,221
Commitments and contingencies (Note 12)
Equity and noncontrolling interests
Stockholders’ equity
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,815,122 shares issued and outstanding at December 31, 2022. No Class T shares were outstanding at December 31, 2021.	48	—
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 64,673 shares issued and outstanding at December 31, 2022. No Class D shares were outstanding at December 31, 2021.	1	—
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 3,861,049 and 151,286 shares issued and outstanding at December 31, 2022 and 2021, respectively.	39	2
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 26,604,864 and 23,445,174 shares issued and outstanding at December 31, 2022 and 2021, respectively.	266	234
Common stock, Class TX shares, $0.01 par value, 50,000,000 shares authorized; zero and 17,520 shares issued and outstanding at December 31, 2022 and 2021, respectively.	—	—
Additional paid-in capital	427,997	252,035
Accumulated distributions	(38,049)	(17,273)
Accumulated deficit	(71,513)	(55,864)
Total stockholders’ equity	318,789	179,134
Noncontrolling interests
Limited partners	258,679	291,258
Partially owned entities	32,431	70,277
Total noncontrolling interests	291,110	361,535
Total equity and noncontrolling interests	609,899	540,669
Total liabilities, equity and noncontrolling interests	$1,955,637	$1,686,890

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
	Year Ended December 31,
	2022	2021
Revenues
Rental and other property revenues	$123,627	$73,129
Property management revenues	11,131	8,597
Other revenues	3,544	1,455
Total revenues	138,302	83,181
Operating expenses
Property operations expense	44,846	27,759
Property management expense	17,839	11,302
Asset management fee	17,786	8,052
Performance participation allocation	20,320	51,761
Depreciation and amortization	54,595	63,397
General and administrative expenses	11,876	10,211
Total operating expenses	167,262	172,482
Loss from operations	(28,960)	(89,301)
Equity in earnings (losses) of unconsolidated real estate entities	12,393	(533)
Interest income	92	207
Interest expense	(52,310)	(26,954)
Gain on sale of real estate assets	—	10,912
Gain on sale of unconsolidated real estate entities	8,129	—
Promote from incentive allocation agreement	30,702	—
Other income	3,883	2
Loss before income taxes	(26,071)	(105,667)
Income tax expense	(7,959)	(1,238)
Net loss	(34,030)	(106,905)
Net loss attributable to noncontrolling interests:
Limited partners	17,594	58,923
Partially owned entities	787	4,066
Net loss attributable to common stockholders	$(15,649)	$(43,916)

Weighted-average common shares outstanding	29,274,236	17,603,981
Net loss per common share - basic and diluted	$(0.53)	$(2.49)

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Cottonwood Communities, Inc. Stockholders’ Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders’ Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Common Stock Class T	Common Stock Class D	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at December 31, 2020	$—	$—	$—	$122	$—	$121,677	$(7,768)	$(11,948)	$102,083	$—	$—	$102,083
Issuance of common stock	—	—	2	—	—	2,532	—	—	2,534	—	—	2,534
Offering costs	—	—	—	—	—	(1,705)	—	—	(1,705)	—	—	(1,705)
Distribution reinvestment	—	—	—	—	—	141	—	—	141	—	—	141
Common stock/OP Units repurchased	—	—	—	(2)	—	(2,624)	—	—	(2,626)	(2,386)	—	(5,012)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	869	869
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,271)	(280)	(1,551)
CRII Merger	—	—	—	4	—	4,654	—	—	4,658	363,278	218,380	586,316
CMRI Merger	—	—	—	58	—	70,036	—	—	70,094	—	(79,447)	(9,353)
CMRII Merger	—	—	—	52	—	57,324	—	—	57,376	—	(63,752)	(6,376)
Other	—	—	—	—	—	—	—	—	—	1,570	—	1,570
Distributions to investors	—	—	—	—	—	—	(9,505)	—	(9,505)	(11,010)	(1,427)	(21,942)
Net loss	—	—	—	—	—	—	—	(43,916)	(43,916)	(58,923)	(4,066)	(106,905)
Balance at December 31, 2021	—	—	2	234	—	252,035	(17,273)	(55,864)	179,134	291,258	70,277	540,669
Issuance of common stock	48	1	36	—	—	168,392	—	—	168,477	—	—	168,477
Offering costs	—	—	—	—	—	(14,376)	—	—	(14,376)	—	—	(14,376)
Distribution reinvestment	—	—	—	1	—	2,363	—	—	2,364	—	—	2,364
Exchanges and transfers	—	—	3	—	—	5,816	—	—	5,819	(5,818)	—	1
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	2,930	—	2,930
CMOF Merger	—	—	—	43	—	39,393	—	—	39,436	8,273	(49,178)	(1,469)
Common stock/OP Units repurchased	—	—	(2)	(12)	—	(26,883)	—	—	(26,897)	(1,482)	—	(28,379)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	(210)	16,491	16,281
Other	—	—	—	—	—	1,257	—	—	1,257	3,670	—	4,927
Distributions to investors	—	—	—	—	—	—	(20,776)	—	(20,776)	(22,348)	(4,372)	(47,496)
Net loss	—	—	—	—	—	—	—	(15,649)	(15,649)	(17,594)	(787)	(34,030)
Balance at December 31, 2022	$48	$1	$39	$266	$—	$427,997	$(38,049)	$(71,513)	$318,789	$258,679	$32,431	$609,899

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(34,030)	$(106,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,595	63,397
Gain on sale of real estate assets	—	(10,912)
Gain on sale of investments in unconsolidated real estate entities	(8,129)	—
Share-based compensation	3,670	1,570
Other operating	7,104	1,932
Equity in earnings (losses) of unconsolidated real estate entities	(12,393)	533
Distributions from unconsolidated real estate entities - return on capital	14,678	5,429
Changes in operating assets and liabilities:
Other assets	(727)	(862)
Performance participation allocation	20,320	51,761
Performance participation allocation payment	(51,761)	—
Accounts payable, accrued expenses and other liabilities	15,232	(519)
Net cash provided by operating activities	8,559	5,424
Cash flows from investing activities:
Acquisitions of real estate, net of cash acquired	(148,216)	—
Settlement of related party notes and liabilities assumed with the CMOF Merger	(1,469)	—
Cash, cash equivalents and restricted cash acquired in connection with the CRII Merger	—	51,943
Capital expenditures and development activities	(88,628)	(84,692)
Proceeds from sale of real estate assets	—	16,812
Investments in unconsolidated real estate entities	(8,943)	(23,545)
Proceeds from sale of investments in unconsolidated real estate entities	28,764	—
Distributions from unconsolidated real estate entities - return of capital	38,769	—
Contributions to investments in real-estate related loans	—	(14,173)
Proceeds from settlement of investments in real-estate related loans	13,000	9,332
Other investing activities	—	26
Net cash used in investing activities	(166,723)	(44,297)

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Year Ended December 31,
	2022	2021
Cash flows from financing activities:
Principal payments on mortgage notes	(1,702)	(642)
Borrowings from revolving credit facility	175,000	8,500
Repayments on revolving credit facility	(141,000)	(24,000)
Borrowings under mortgage notes and term loans	469,976	5,310
Repayments of mortgage notes and term loans	(231,177)	—
Deferred financing costs on mortgage notes and term loans	(5,071)	(385)
Borrowings from construction loans	38,331	52,542
Repayments of construction loans	(59,660)	—
Proceeds from issuance of Series 2019 Preferred Stock	15,472	78,593
Redemption of preferred stock	(142,830)	(1,421)
Offering costs paid on issuance of preferred stock	(1,899)	(8,065)
Repurchase of unsecured promissory notes	(561)	(5,092)
Proceeds from issuance of common stock	170,841	2,534
Repurchase of common stock/OP Units	(28,379)	(5,012)
Offering costs paid on issuance of common stock	(14,376)	(1,705)
Contributions from noncontrolling interests	11,935	—
Distributions to common stockholders	(20,032)	(9,482)
Distributions to noncontrolling interests - limited partners	(22,198)	(10,591)
Distributions to noncontrolling interests - partially owned entities	(4,372)	(1,454)
Net cash provided by financing activities	208,298	79,630
Net increase in cash and cash equivalents and restricted cash	50,134	40,757
Cash and cash equivalents and restricted cash, beginning of period	45,390	4,633
Cash and cash equivalents and restricted cash, end of period	$95,524	$45,390

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$63,173	$27,169
Restricted cash	32,351	18,221
Total cash and cash equivalents and restricted cash	$95,524	$45,390

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Year Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$45,183	$24,659
Income taxes paid	$1,314	$1,068

Supplemental disclosure of non-cash investing and financing activities:
CMOF Merger
CMOF related party notes assumed	$1,327	$—
Net other liabilities assumed	$142	$—
Cottonwood Ridgeview Acquisition
Real estate assets, net of cash acquired	$62,636	$—
Mortgage note	$58,192	$—
Other assets and liabilities assumed, net	$642	$—
Value of OP Units issued for real estate assets	$2,930	$—
Cottonwood Clermont Acquisition
Assumption of mortgage note	$35,521	$—
CRII Merger
Fair value of assets acquired and liabilities assumed with the CRII Merger:
Real estate assets	$—	$1,291,030
Investments in unconsolidated real estate entities	$—	$120,775
Intangibles	$—	$32,122
Debt	$—	$734,852
Preferred stock	$—	$143,979
Other assets acquired	$—	$62,147
Other liabilities assumed	$—	$40,926
Fair value of equity issued to CRII Shareholders in the CRII Merger	$—	$4,658
Fair value of noncontrolling interests from the CRII Merger	$—	$581,659
CMRI Merger
Settlement of promote upon closing of the CMRI Merger	$—	$5,585
Settlement of CMRI promissory notes and interest with CROP	$—	$1,545
Net liabilities assumed with the CMRI Merger	$—	$2,223
CMRII Merger
Settlement of promote upon closing of the CMRII Merger	$—	$2,424
Settlement of CMRII promissory notes and interest with CROP	$—	$2,475
Net liabilities assumed with the CMRII Merger	$—	$1,477

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Notes to Consolidated Financial Statements

1.    Organization and Business

Cottonwood Communities, Inc. (the “Company,” “we,” “us,” or “our”) invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We own all of our assets through our operating partnership. Our operating partnership was Cottonwood Communities O.P., LP (“CCOP”) prior to the CRII Merger (defined below) and is Cottonwood Residential O.P., LP (“CROP” or the “Operating Partnership”) after the CRII Merger. We are the sole member of the sole general partner of the Operating Partnership and own general partner interests in the Operating Partnership alongside third party limited partners.

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

We conducted our initial public offering of common stock (the “Initial Offering”) from August 13, 2018 to December 22, 2020, for which we received gross proceeds of $122.0 million. The Initial Offering ended December 2020 as we pursued the 2021 Mergers described below. On November 4, 2021, after the 2021 Mergers were completed, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of December 31, 2022, we have raised gross proceeds of $173.5 million from the Follow-on Offering, including $2.5 million proceeds from the DRP Offering.

On November 8, 2019, we commenced a private placement offering exempt from registration under the Securities Act pursuant to which we offered a maximum of $128.0 million in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the “2019 Private Offering”). The Private Offering was fully subscribed in March 2022, having received gross proceeds of $127.0 million.

On December 13, 2022, we commenced a second private placement offering exempt from registration under the Securities Act pursuant to which we are offering a maximum of $100.0 million in shares of our Series 2023 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "2023 Private Offering" and together with the 2019 Private Offering, the “Private Offerings”).

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of December 31, 2022, our portfolio consists of ownership interests or structured investment interests in 34 multifamily apartment communities in 12 states with 9,820 units, including 1,293 units in four multifamily apartment communities in which we have a structured investment interest and another 504 units in two multifamily apartment communities under construction. In addition, we have an ownership interest in four land sites planned for development.

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

CROP was a joint venture partner with CMOF in all three of CMOF’s investments: Park Avenue (development project), Cottonwood on Broadway (development project) and Block C, a joint venture owning land held for development in two projects called Westerly and Millcreek North. Following the CMOF Merger, we acquired CMOF’s interest in these joint ventures, increasing our percentage ownership interest in the joint ventures as follows: Park Avenue, 100.0%, Cottonwood on Broadway, 100.0% and Block C, 79.0%. The remaining interests in the Block C joint venture are held either directly or indirectly by certain officers or directors, as well as certain employees of CROP and our advisor or its affiliates as discussed in Note 10. The three development projects we acquired additional interests in as a result of the CMOF Merger were already consolidated by us.

The 2021 Mergers

On January 26, 2021, we entered into stock-for-stock and unit-for unit merger agreements with three affiliated REITs and their operating partnerships. The merger with Cottonwood Residential II, Inc. (“CRII”) and its operating partnership, CROP, (the “CRII Merger”) closed on May 7, 2021. The merger with Cottonwood Multifamily REIT I, Inc. (“CMRI”) and its operating partnership (the “CMRI Merger”) closed on July 15, 2021. The merger with Cottonwood Multifamily REIT II, Inc. (“CMRII”) and its operating partnership (the “CMRII Merger”) also closed on July 15, 2021. We refer to the CRII Merger, the CMRI Merger and the CMRII Merger as the “2021 Mergers.”

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

CMRI stockholders received 1.175 shares of our Class A common stock in exchange for their CMRI common stock. CMRII’s stockholders received 1.072 shares of our Class A common stock in exchange for their CMRII common stock. In connection with the mergers of the operating partnerships of each of CMRI and CMRII with and into CROP, the partnership units outstanding, which were split to equal the amount of the common stock outstanding and were converted into CROP common units at the same ratio as the common stock. Each asset held by CMRI and CMRII was owned through joint ventures with CROP. As a result of the consummation of the CMRI Merger and the CMRII Merger, our ownership interest in the properties held through joint ventures with CMRI and CMRII increased to 100% on July 15, 2021.

Through the 2021 Mergers we acquired interests in 22 stabilized multifamily apartment communities, four multifamily development projects, one structured investment, and land held for development. We also acquired CRII’s property management business and its employees, an advisory contract with CMOF, and personnel who performed certain administrative and other services for us on behalf of CC Advisors III.

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

Impairment of Long-Lived Assets

Long-lived assets include real estate assets, acquired intangible assets, and investments in real-estate related loans. Intangible assets are amortized on a straight-line basis over their estimated useful lives. On an annual basis, we assess potential impairment indicators of long-lived assets. We also review for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Indicators that may cause an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant market or economic trends. When we determine the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine recoverability by comparing the carrying amount of the asset to the net future undiscounted cash flows the asset is expected to generate. We recognize, if appropriate, an impairment equal to the amount by which the carrying amount exceeds the fair value of the asset. No impairment losses were recognized for the years ended December 31, 2022 and 2021 related to our long-lived assets.

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

We assess potential impairment of investments in unconsolidated real estate entities whenever events or changes in circumstances indicate that the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is not considered temporary, the impairment is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment losses were recognized for the years ended December 31, 2022 and 2021 related to our investments in unconsolidated real estate entities.

Cash and Cash Equivalents

We consider all cash on deposit, money market funds and short-term investments with original maturities of three months or less to be cash and cash equivalents. We maintain cash in demand deposit accounts at several major commercial banks where balances in individual accounts at times exceeds FDIC insured amounts. To reduce the risk associated with the failure of such financial institutions, we periodically evaluate the credit quality of the financial institutions in which we hold deposits. We have not experienced any losses in such accounts.

Restricted Cash

Restricted cash includes a construction bond, residents’ security deposits, cash in escrow for self-insurance retention, cash in escrow for acquisitions, escrow deposits held by title companies or by lenders for property taxes, insurance, debt service and replacement reserves, and utility deposits.

Other Assets

Other assets consist primarily of intangible assets acquired in connection with the CRII Merger, as well as receivables, interest rate caps, prepaid expenses, related party receivables and other assets.

Unsecured Promissory Notes

The 2017 6% Notes and the 2019 6% Notes are unsecured notes issued to investors outside of the United States. These unsecured promissory notes are described in Note 5. These instruments are similar in nature, have fixed interest rates and maturity dates, and are denominated in U.S. dollars.
Preferred Stock

Series 2016 Preferred Stock, Series 2017 Preferred Stock, Series 2019 Preferred Stock, and our recently designated Series 2023 Preferred Stock are described in Note 7. These instruments are similar in nature and are classified as liabilities on the consolidated balance sheet due to the mandatory redemption of these instruments on a fixed date for a fixed amount. Preferred stock distributions are recorded as interest expense.

Debt Financing Costs

Debt financing costs are presented as a direct deduction from the carrying amount of the associated debt liability, which includes mortgage notes, unsecured promissory notes, our revolving credit facility and preferred stock. Debt financing costs are amortized over the life of the related liability through interest expense.

Revenue Recognition

    We lease our multifamily residential units with rents generally due on a monthly basis. Terms are one year or less, renewable upon consent of both parties on an annual or monthly basis. Rental and other property revenues is recognized in accordance with Accounting Standards Codification (“ASC”) No. 842, Leases (“Topic 842”). Rental and other property revenues represented 89% of our total revenue for the year ended December 31, 2022.

Our non-lease related revenue consists of income earned from our property management, development, asset management and interest income from our investments in real-estate related loans. Property management and development revenue is derived primarily from our property management services, development and construction work, and internet services. Other revenues consists of interest revenue from our investments in real-estate related loans and asset management revenue from CMOF prior to the closing of the CMOF Merger on September 27, 2022.

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

Performance Participation Allocation

Under the terms of our operating partnership agreement, the Special Limited Partner, an affiliate of our advisor, is entitled to an allocation of CROP’s total return to its capital account. The receipt of the performance participation allocation is subject to the ongoing effectiveness of our advisory agreement. As the performance participation allocation is associated with the performance of a service by the advisor, it is expensed in our consolidated statements of operations. Refer to Note 10.

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the year ending December 31, 2019. The Company, as a REIT, is not subject to federal income tax with respect to that portion of its income that meets certain criteria and is distributed annually to stockholders. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s taxable income, excluding net capital gains, to stockholders. We have adhered to, and intend to continue to adhere to, these requirements to maintain REIT status.

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

In 2022 we had $37.7 million of net Section 1231 gains allocated to our TRS, primarily from a promote received from an incentive allocation agreement. Refer to Note 9. We recorded deferred tax liabilities of $9.2 million related to these gains in 2022. They are deferred as these Section 1231 gains have been or will be contributed to a Qualified Opportunity Zone fund, which provides tax benefits for development programs located in designated areas. We expect that these deferred tax liabilities will be realized in 2026.

For the year ended December 31, 2022, we had an income tax provision of $8.0 million, of which $0.4 million was current and $7.6 million was deferred. For the year ended December 31, 2021, we had an income tax provision of $1.2 million of which $1.1 million was current and $0.1 million was deferred. As of December 31, 2022 and 2021, our net deferred tax liability was $9.7 million and $2.1 million, respectively, and is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

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
Noncontrolling interest – limited partners – These noncontrolling interests represent ownership interest in CROP (“CROP Unit”) not held by CCI, the general partner. Net income or loss is allocated to these limited partners of CROP based on their ownership percentage. Issuance of additional common stock by CCI or CROP Units to limited partners changes the ownership interests of both CCI and the limited partners of CROP.
Consistent with the one-for-one relationship between the CROP Units issued to CCI, limited partners are attributed a share of net income or loss in CROP based on their weighted-average ownership interest in CROP during the period.
Noncontrolling interest – partially owned entities – These noncontrolling interests represent ownership interests that are not held by us in consolidated entities. Net income (loss) is allocated to noncontrolling interests in partially owned entities based on ownership percentage in those entities.
Refer to Note 11 for more information on our noncontrolling interests.

Organization and Offering Costs

Organization and offering costs in the Follow-on Offering are paid by purchasers of the shares through an adjustment to the purchase price of the share or their distribution (depending on the class of share purchased) or by us. They are recorded as an offset to equity. As of December 31, 2022, we had incurred $16.1 million of organization and offering costs with the Follow-on Offering.

Organization and offering costs in the 2019 Private Offering were paid by us. Offering costs are deferred and amortized up to the redemption date through interest expense. We incurred $13.2 million of organization and offering costs related to the 2019 Private Offering, which was fully subscribed and terminated in March 2022. Organization and offering costs in the 2023 Private Offering are paid by us and will be deferred and amortized up to the redemption date through interest expense. We incurred $0.2 million of organization and offering costs related to the 2023 Private Offering as of December 31, 2022.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could have a material effect on our consolidated financial statements:

Standard	Description	Required date of adoption	Effect on the Financial Statements or Other Significant Matters
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables and other long-term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amends the scope of ASU 2016-13 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with the leases standard (Topic 842).	January 1, 2023	ASU 2016-13 affects entities holding financial assets and net investments in leases that are not accounted for at fair value through net income. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. We have evaluated the impact of adopting the new standard and do not expect significant adjustments to the consolidated financial statements as a result of adoption of this standard.

3.    Real Estate Assets, Net

The following table summarizes the carrying amounts of our consolidated real estate assets ($ in thousands):

	December 31, 2022	December 31, 2021
Land	$267,876	$202,531
Building and improvements	1,348,019	1,074,126
Furniture, fixtures and equipment	54,067	37,463
Intangible assets	40,692	34,905
Construction in progress (1)	106,223	127,493
	1,816,877	1,476,518
Less: Accumulated depreciation and amortization	(119,270)	(68,035)
Real estate assets, net	$1,697,607	$1,408,483

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.
CMOF Merger

The acquisition of an additional ownership interest of a consolidated entity is accounted for as an equity transaction. The three development projects we acquired additional interests in as a result of the CMOF Merger were already consolidated by us. Accordingly, CMOF’s noncontrolling interest in the three investments was reduced by its carrying amount, and the difference between the carrying amount and the consideration paid was recorded as an adjustment to our equity through additional paid-in capital as follows (in thousands, except share and per share data):

2022 Consideration	CMOF Merger
Common stock issued and outstanding	5,001,000
Exchange ratio	0.8669
CCI common stock issued as consideration	4,335,367
Per share value of CCI Common Stock	$20.7007
Fair value of CCI Common Stock issued	$89,745
Fair value of CROP Units issued	8,273
Settlement of CMOF related party notes and interest	1,327
Settlement of net other liabilities of CMOF	142
Total consideration	$99,487

2022 Change in equity	CMOF Merger
Carrying amount of noncontrolling interest	$49,178
Total consideration	99,487
Additional paid in capital adjustment	$(50,309)

Fair value of CCI Common Stock issued	$89,745
Additional paid in capital adjustment	(50,309)
Total change in equity	$39,436

Asset acquisitions

The following table summarizes the purchase price allocation of the real estate assets acquired or consolidated via asset acquisitions during the year ended December 31, 2022 (in thousands):

			Allocated Amounts
Property	Location	Date Consolidated	Building	Land	Furniture, Fixtures, and Equipment	Lease Intangibles	Debt Mark to Market	Total
Cottonwood Lighthouse Point	Pompano Beach, FL	6/22/22	$76,322	$13,647	$3,854	$1,783	$—	$95,606
Cottonwood Ridgeview	Plano, TX	9/19/22	54,337	9,275	3,383	1,603	1,504	70,102
Cottonwood Clermont	Clermont, FL	9/21/22	67,400	5,705	7,561	1,792	3,428	85,886
			$198,059	$28,627	$14,798	$5,178	$4,932	$251,594

The acquisition of Cottonwood Lighthouse Point was funded with debt of $48.0 million and available cash.

Cottonwood Ridgeview was consolidated when we issued 141,543 CROP Units to acquire the remaining 9.5% tenant-in-common interests in the property. The value of the CROP Units was $2.9 million on the close date based on the net asset value of CROP Units as of August 31, 2022. Cottonwood Ridgeview was previously accounted for as an equity method investment.

The acquisition of Cottonwood Clermont was funded through an assumed loan of $35.5 million and available cash, including Section 1031 exchange proceeds from the sale of 3800 Main.

In asset acquisitions, assets and liabilities are recorded at relative fair value. The weighted-average amortization period for the intangible lease assets acquired in connection with these acquisition was 0.5 years.

Galleria Land Purchase

On September 20, 2022, we acquired 26 acres of land for future development in Murray, Utah for $28.5 million.
Block C

On June 28, 2022, Block C, an early-stage development joint venture with CMOF, was recapitalized. Block C owns land for the development of two projects called Westerly and Millcreek North. Entities affiliated with us and our advisor contributed capital to the joint venture and were admitted as members. We contributed additional funds to obtain a controlling interest and consolidated the joint venture, which had previously been recorded as an equity method investment. On September 27, 2022, we acquired CMOF’s interest in Block C as a result of the CMOF Merger. The joint venture consists of cash, land held for development, and payables. Refer to Note 10 for further information on the Block C recapitalization.

Alpha Mill Transaction

On November 2, 2021, we sold TIC interests in Alpha Mill totaling 43% to certain unaffiliated third parties through a private offering for $34.8 million. Under the terms of the private offering, we have the option to re-acquire the TIC interests at fair value beginning on the second anniversary after the sale. The purchaser may elect to receive limited partnership units in the Operating Partnership or cash in the event we exercise our option.

As a result of this transaction, Alpha Mill was deconsolidated and we recorded a gain on sale of $10.8 million. After November 2, 2021, our remaining ownership interest in Alpha Mill is recorded as an investment in unconsolidated real estate. Refer to Note 4.

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

The allocation of the purchase price below required significant judgment and represented management’s best estimate of the fair value as of the acquisition date. The following table shows the purchase price allocation of CRII’s identifiable assets and liabilities assumed as of May 7, 2021 ($ in thousands):

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

(2) Other assets includes $32.1 million of intangible assets from the CRII Merger. Of this amount, $8.0 million related to a promote asset which was removed upon the closing of the CMRI Merger and the CMRII Merger, each on July 15, 2021. The remaining $24.1 million of intangible assets have a weighted-average amortization period of 8.8 years, and include $22.2 million related to the acquisition of CRII’s property management and ancillary businesses (with a weighted-average amortization period of 9.2 years) and $1.9 million related to acquired disposition fees on certain properties and promotes on development assets (with a weighted-average amortization period of 3.8 years).

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

The results of operations for the CRII Merger are included in the Company's statements of operations beginning on the May 7, 2021 merger closing date onward. The accompanying statements of operations include the following revenue and net income (loss) generated from the assets acquired and liabilities assumed with the CRII Merger (unaudited, in thousands):

	Year Ended December 31, 2022	Period From May 7, 2021 to December 31, 2021
Revenue	$114,474	$70,211
Net income (loss) (1)	$29,912	$(36,830)
(1) The primary reasons for the changes in net income (loss) related to asset acquired and liabilities assumed with the CRII Merger for the year ended December 31, 2022 compared to the prior year are the $30.7 million incentive allocation promote recognized in 2022, the burn off of amortization in 2021 from the CRII Merger related intangibles, and a full year of income from the acquired assets in 2022 compared to less than eight months of income in 2021.

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

	Year Ended December 31,
	2022	2021
Pro forma revenue:
Historic results	$138,302	$83,181
CRII Merger (excluding those in historic results)	—	34,140
Total	$138,302	$117,321
Pro forma net loss:
Historic results	$(34,030)	$(106,905)
CRII Merger (excluding those in historic results)	—	(13,298)
Total	$(34,030)	$(120,203)

The pro forma information is not necessarily indicative of the results which actually would have occurred if the business combination had occurred on the first day of the periods presented, nor does the pro forma financial information purport to represent the results of operations for future periods.

CMRI Merger and CMRII Merger

With the closing of the CRII Merger in May 2021, we consolidated the properties that CMRI and CMRII invested in through joint ventures with CROP. As a result of the consummation of the CMRI Merger and the CMRII Merger in July 2021, our ownership interest in these properties increased to 100%. The acquisition of an additional ownership interest of a consolidated entity is accounted for as an equity transaction. Accordingly, CMRI’s and CMRII’s noncontrolling interest in the properties was reduced by its carrying amount, and the difference between the carrying amount and the consideration paid was recorded as an adjustment to our equity through additional paid-in capital. Information regarding these equity transactions is as follows (in thousands, except share and per share data):

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

4. Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of December 31, 2022 and 2021 (in thousands):

			Balance at December 31,
Property / Development	Location	% Owned	2022	2021
Stabilized Properties
3800 Main (1)	Houston, TX	0% (1)	$—	$10,347
Alpha Mill (2) (3)	Charlotte, NC	28.3%	10,470	22,034
Cottonwood Bayview (2)	St. Petersburg, FL	71.0%	30,792	31,399
Cottonwood Ridgeview (4)	Plano, TX	100% (4)	—	34,352
Fox Point (2)	Salt Lake City, UT	52.8%	14,794	16,056
Toscana at Valley Ridge (2)	Lewisville, TX	58.6%	9,382	9,370
Melrose Phase II (2) (5)	Nashville, TN	79.8% (5)	6,185	15,523
Preferred Equity Investments
Lector85 (6)	Ybor City, FL		10,006	13,010
Astoria West (formerly Vernon)	Queens, NY		20,567	18,079
801 Riverfront	West Sacramento, CA		20,259	16,884
417 Callowhill	Philadelphia, PA		9,949	—
Other			803	3,679
Total			$133,207	$190,733

(1) On June 23, 2022, 3800 Main was sold. We received $16.8 million in cash for the sale and recognized a gain of $7.3 million.
(2) We account for our tenant in common interests in these properties as equity method investments. Refer to Note 2.
(3) On April 7, 2022, we sold 28.9% of our ownership interest in Alpha Mill for $11.9 million to certain third parties and recognized a gain of $0.8 million. Our remaining ownership in Alpha Mill is 28.3%.

(4) On September 19, 2022, we issued 141,543 CROP Units for the remaining 9.5% tenant-in-common interests in Cottonwood Ridgeview, resulting in the consolidation of the property from that date onward. The value of the CROP Units on the close date was $2.9 million based on the net asset value of CROP Units as of August 31, 2022.

(5) On December 28, 2021, we bought an additional 54.9% interest in Melrose Phase II for $10.6 million, increasing our ownership to 79.8%.
(6) On December 2, 2022, we received a distribution of $4.8 million from our Lector85 preferred equity investment as payment for interest accrued.
With the exception of Alpha Mill, our investments in unconsolidated real estate entities for the stabilized properties above were acquired with the CRII Merger. Alpha Mill was 100% owned by us and consolidated at the time of the CRII Merger but was subsequently deconsolidated in November 2021 when we sold a portion of our interest in the property. Refer to Note 3. Equity in earnings for our stabilized assets for the year ended December 31, 2022 was $3.6 million. Equity in losses for our stabilized assets during the period from the CRII Merger closing on May 7, 2021 to December 31, 2021 was $6.1 million. During March 2022, we received $30.4 million and $8.3 million in distributions as a return of capital from debt refinances at Cottonwood Ridgeview and Melrose Phase II, respectively.

The following is a summary of certain balance sheet and operating data for our stabilized properties ($ in thousands):

Operating data:	2022 - For the Period Held as Equity Method Investments	2021 - For the Period Held as Equity Method Investments
Total revenues	$35,514	$23,514
Total operating expenses	14,258	9,941
Total other expenses	(18,871)	(24,672)
Net income (loss)	2,385	(11,099)

Balance sheet data:	December 31, 2022	December 31, 2021
Real estate assets	$309,404	$440,853
Cash and cash equivalents	4,270	6,361
Total assets	319,734	452,972
Mortgage notes, net	193,939	250,224
Total liabilities	197,365	255,768

Our preferred equity investments are development projects with liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value (“HLBV”) method. Income or loss is recorded based on changes in what would be received should the entity liquidate all of its assets (as valued in accordance with GAAP) and distribute the resulting proceeds based on the terms of the respective agreements. The HLBV method is a balance sheet focused approach commonly applied to equity investments where cash distribution percentages vary at different points in time and are not directly linked to an equity holder’s ownership percentage.

Equity in earnings for our preferred equity investments for the years ended December 31, 2022 and 2021 were $8.8 million and $5.6 million, respectively. During the year ended December 31, 2022, we funded $8.7 million towards the 417 Callowhill preferred equity investment and had a remaining commitment of $24.7 million. During the year ended December 31, 2021, we funded the remaining $12.4 million commitment on our 801 Riverfront preferred equity investment. As of December 31, 2022, we had fully funded our commitments on the Lector85, Astoria West and 801 Riverfront preferred equity investments.

5.    Debt

Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of December 31, 2022 and 2021 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	December 31, 2022	December 31, 2021
Fixed rate loans
Fixed rate mortgages	3.62%	5.2 Years	$528,308	$213,009
Total fixed rate loans			528,308	213,009
Variable rate loans (2)
Floating rate mortgages	5.52% (3)	6.7 Years	426,130	407,022
Variable rate revolving credit facility (4)	5.79%	2.2 Years	54,000	20,000
Total variable rate loans			480,130	427,022
Total secured loans			1,008,438	640,031
Unamortized debt issuance costs			(4,878)	(940)
Premium on assumed debt, net			(3,423)	3,016
Mortgage notes and revolving credit facility, net			$1,000,137	$642,107

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed.
(2) The interest rate of our variable rate loans is primarily based on one-month LIBOR or one-month SOFR.
(3) Includes the impact of interest rate caps in effect on December 31, 2022.
(4) We may obtain advances secured against Cottonwood One Upland and Parc Westborough up to $125.0 million on our variable rate revolving credit facility, as long as certain loan-to-value ratios and other requirements are maintained. At December 31, 2022 the amount on our variable rate revolving credit facility was capped at $112.0 million primarily due to the interest rate environment.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of December 31, 2022.

Construction Loans

Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at December 31, 2022	Amount Drawn at December 31, 2021
Sugarmont (1)	(1)	(1)	(1)	$—	$59,660
Park Avenue	One-Month USD SOFR + 1.75%	November 30, 2023 (2)	37,000	37,000	29,520
Cottonwood Broadway	One-Month USD Libor + 1.9%	May 15, 2024	44,625	39,728	27,476
Cottonwood Highland	One-Month USD SOFR + 2.55%	May 1, 2029	44,250	18,599	—
			$125,875	$95,327	$116,656

(1) The Sugarmont construction loan was refinanced in January 2022 with a $105.0 million floating rate mortgage.
(2) It is expected the Park Avenue loan will be refinanced in 2023.
Unsecured Promissory Notes, Net

CROP issued notes to foreign investors outside of the United States. These notes are unsecured and subordinate to all of CROP’s debt. Each note has extension options during which the interest rate will increase 0.25% each year.
    Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date	Maximum Extension Date	December 31, 2022	December 31, 2021
2017 6% Notes (1)	$35,000	6.00%	December 31, 2023	December 31, 2024	$20,718	$20,918
2019 6% Notes	25,000	6.00%	December 31, 2023	December 31, 2025	22,235	22,625
	$60,000				$42,953	$43,543

(1) We exercised the option to extend the maturity date on our 2017 6% Notes for one additional year to December 31, 2023, which increased the interest rate to 6.25% for the period from January 1, 2023 to December 31, 2023.

Our previously issued 2017 6.25% Notes were fully redeemed in December 2021 for $5.0 million prior to their December 31, 2021 maturity date.

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to December 31, 2022 are as follows (in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Unsecured Promissory Notes	Total
2023 (1)	$110,506	$76,728	$42,953	$230,187
2024	1,008	—	—	1,008
2025	3,353	—	—	3,353
2026	143,696	—	—	143,696
2027	369,821	—	—	369,821
Thereafter	380,054	18,599	—	398,653
	$1,008,438	$95,327	$42,953	$1,146,718

(1) Of the amounts maturing in 2023, $20.7 million relates to our 2017 6% Unsecured Promissory Notes, which can be extended to December 31, 2024, $22.2 million relates to our 2019 6% Unsecured Promissory Notes, which can be extended for two one-year periods to December 31, 2025, $54.0 million relates to our variable rate revolving credit facility, which can be extended for two one-year periods to March 19, 2025, subject to the satisfaction of certain conditions, and $55.5 million relates to mortgage notes that were refinanced in February 2023 as discussed in Note 13.

6.    Fair Value of Financial Instruments

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of December 31, 2022 and 2021, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.
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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value (in thousands):

	As of December 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real-estate related loans	$—	$—	$13,035	$13,035

Financial Liability:
Fixed rate mortgages	$528,308	$509,134	$213,009	$216,566
Floating rate mortgages	$426,130	$421,189	$407,022	$409,377
Variable rate revolving credit facility	$54,000	$54,000	$20,000	$20,000
Construction loans	$95,327	$95,327	$116,656	$116,656
Series 2016 Preferred Stock	$—	$—	$139,996	$139,996
Series 2017 Preferred Stock	$—	$—	$2,586	$2,586
Series 2019 Preferred Stock	$127,065	$127,065	$111,863	$111,863
Unsecured promissory notes, net	$42,953	$42,953	$43,543	$43,543

Our investments in real-estate related loans, fixed and floating rate mortgages, variable rate revolving credit facility, construction loans, preferred stock and unsecured promissory notes are categorized as Level 3 in the fair value hierarchy.

7.    Preferred Stock

We have (or had) various classes of preferred stock: Series 2016, Series 2017, Series 2019 and Series 2023, each of which were or will be (with respect to Series 2023 Preferred Stock) offered at a price of $10.00 per share. Our Series 2016 Preferred Stock and the Series 2017 Preferred Stock were issued in connection with the CRII Merger in exchange for the corresponding series of preferred stock held at CRII and were both fully redeemed during 2022. In November 2019, we commenced the 2019 Private Offering for our Series 2019 Preferred Stock, and it was fully subscribed and terminated in March 2022. In December 2022, we commenced the 2023 Private Offering for our Series 2023 Preferred Stock. At December 31, 2022, no shares of Series 2023 Preferred Stock had been issued.

Each class of preferred stock outstanding receives a fixed preferred dividend based on a cumulative, but not compounded, annual return. Each class has a fixed redemption date with extension options at our discretion, subject to an increase in the preferred dividend rate, and is classified as a liability on the consolidated balance sheets. We can also redeem our preferred stock early for cash plus all accrued and unpaid dividends. Our preferred stock ranks senior to our common stock and on parity with each other with respect to distribution rights and rights upon liquidation, dissolution or winding up.

Information on our preferred stock designated as of December 31, 2022 and 2021 is as follows:

	Dividend Rate	Extension Dividend Rate	Redemption Date	Maximum Extension Date	Shares Outstanding at
					December 31, 2022	December 31, 2021
Series 2016 Preferred Stock (1)	6.5%	7.0%	January 31, 2022	January 31, 2023	—	13,999,560
Series 2017 Preferred Stock (2)	7.5%	8.0%	January 31, 2022	January 31, 2024	—	258,550
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2023	December 31, 2025	12,706,485	11,186,301
Series 2023 Preferred Stock	6.0%	6.5% (3)	June 30, 2027	June 30, 2029	—	—

(1) We fully redeemed our Series 2016 Preferred Stock on April 18, 2022 for $139.8 million.
(2) We fully redeemed our Series 2017 Preferred Stock immediately after the January 31, 2022 redemption date for $2.6 million.
(3) Represents the fully extended dividend rate. During the first-year extension the dividend rate is 6.25%.
We issued $15.5 million of our Series 2019 Preferred Stock in the first quarter of 2022 prior to the termination of the Private Offering in March 2022. During the year ended December 31, 2021 we issued $78.9 million of Series 2019 Preferred Stock. During the years ended December 31, 2022 and 2021, we incurred $6.9 million and $3.6 million in dividends on our Series 2019 Preferred Stock, respectively. During 2022, we incurred $2.9 million in dividends on our Series 2016 Preferred Stock prior to their full redemption on April 18, 2022, and we incurred an insignificant amount in dividends on our Series 2017 Preferred Stock prior to their full redemption immediately after the January 31, 2022 redemption date. During the period from the CRII Merger closing on May 7, 2021 to December 31, 2021, we incurred $6.4 million and $0.1 million in dividends on our Series 2016 Preferred Stock and Series 2017 Preferred Stock, respectively.

During the year ended December 31, 2022, we repurchased 27,000 shares of Series 2019 Preferred Stock for $0.3 million. Additionally, we fully redeemed our Series 2017 Preferred Stock immediately after the January 31, 2022 redemption date for $2.6 million and we fully redeemed our Series 2016 Preferred Stock on April 18, 2022 for $139.8 million. During the year ended December 31, 2021, we repurchased 10,000 shares of Series 2019 Preferred Stock for $0.1 million and during the period from the CRII Merger closing on May 7, 2021 to December 31, 2021 we repurchased 139,740 shares of Series 2016 Preferred Stock for $1.3 million.

8.    Stockholders’ Equity

Common Stock

The following table summarizes the changes in the shares outstanding for each class of outstanding common stock for the periods presented below:

	Class
	T	D	I	A	TX	Total
Balance at December 31, 2020	—	—	—	12,214,771	17,518	12,232,289
Issuance of common stock	—	—	151,286	—	—	151,286
Distribution reinvestment	—	—	—	8,660	2	8,662
Repurchases of common stock	—	—	—	(203,537)	—	(203,537)
CRII Merger	—	—	—	430,070	—	430,070
CMRI Merger	—	—	—	5,762,253	—	5,762,253
CMRII Merger	—	—	—	5,232,957	—	5,232,957
Balance at December 31, 2021	—	—	151,286	23,445,174	17,520	23,613,980
Issuance of common stock	4,814,430	64,645	3,579,515	—	—	8,458,590
Distribution reinvestment	10,832	28	8,334	93,768	13	112,975
Exchanges and transfers (1)	—	—	280,889	17,533	(17,533)	280,889
CMOF Merger	—	—	—	4,335,367	—	4,335,367
Repurchases of common stock	(10,140)	—	(158,975)	(1,286,978)	—	(1,456,093)
Balance at December 31, 2022	4,815,122	64,673	3,861,049	26,604,864	—	35,345,708

(1) Exchanges represent the number of shares OP Unit holders have exchanged for Class I shares during the period. Transfers represent Class TX shares that were converted to Class A shares during the period.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the year ended December 31, 2022, we paid aggregate distributions of $22.2 million, including $20.0 million distributions paid in cash and $2.2 million of distributions reinvested through our distribution reinvestment plan. For the year ended December 31, 2021, we paid aggregate distributions of $9.6 million, including $9.5 million distributions paid in cash and $0.1 million of distributions reinvested through our distribution reinvestment plan.

Distributions were at a daily rate of $0.00013699, or $0.50 annually, per common share for the period of January 1, 2021 through August 30, 2021. In September 2021, we began declaring monthly distributions for each share of our common stock as shown in the table below:

Stockholder Record Date	Monthly Rate	Annually
September 25, 2021	$0.04333333	$0.52
October 29, 2021	$0.04333333	$0.52
November 30, 2021	$0.05416667	$0.65
December 31, 2021	$0.05666667	$0.68
January 31, 2022	$0.05833333	$0.70
February 28, 2022	$0.05916667	$0.71
March 31, 2022	$0.05916667	$0.71
April 30, 2022	$0.05916667	$0.71
May 31, 2022	$0.06000000	$0.72
June 30, 2022	$0.06083333	$0.73
July 31, 2022	$0.06083333	$0.73
August 31, 2022	$0.06083333	$0.73
September 30, 2022	$0.06083333	$0.73
October 31, 2022	$0.06083333	$0.73
November 30, 2022	$0.06083333	$0.73
December 31, 2022	$0.06083333	$0.73

For the year ended December 31, 2022, 100% (unaudited) of distributions to stockholders were reported as a return of capital or, to the extent they exceed a stockholder’s adjusted tax basis, as gains from the sale or exchange of property.

Repurchases

During the year ended December 31, 2022, we repurchased 1,456,093 shares of common stock pursuant to our share repurchase program for $26.9 million, at an average repurchase price of $18.47. During the year ended December 31, 2021, we repurchased 203,537 shares of common stock pursuant to our share repurchase program for $2.6 million, at an average repurchase price of $12.90.

9. Promote from Incentive Allocation Agreement

In 2018, CROP sold a portfolio of 12 properties to an unrelated real estate firm, retaining management of the portfolio on behalf of the real estate firm. Under the sales arrangement, CROP entered into an incentive allocation agreement that entitled CROP to participate in distributions from the portfolio should returns exceed certain amounts. During the first quarter of 2022, the real estate firm sold this portfolio of properties. Our TRS realized a promote distribution of $30.7 million from the sale. As a result of the sale, we no longer manage this portfolio.

10.    Related-Party Transactions

Advisor Compensation

CC Advisors III manages our business as our external advisor and, under the terms of our advisory agreement, performs certain services for us, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; and the management of our business. These activities are all subject to oversight by our board of directors. Our advisor is entitled to receive fees and compensation for services provided as mentioned below.

Asset Management Fee. Under the amended and restated advisory agreement entered May 7, 2021 and renewed for an additional one-year term as of May 7, 2022, CROP pays our advisor a monthly management fee equal to 0.0625% of GAV (gross asset value of CROP, calculated pursuant to our valuation guidelines and reflective of the ownership interest held by CROP in such gross assets), subject to a cap of 0.125% of net asset value of CROP. Prior to May 7, 2021, we paid our advisor an annual asset management fee in an amount equal to 1.25% per annum (paid monthly) of the gross book value of our assets as of the last day of the prior month.

Asset management fees to our advisor for the years ended December 31, 2022 and 2021 were $17.8 million and $8.1 million, respectively.

Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us.

Performance Participation Allocation. In addition to the fees paid to our advisor for services provided pursuant to the advisory agreement, the Special Limited Partner holds a performance participation interest in CROP that entitles it to receive an allocation of CROP’s total return to its capital account. CC Advisors III was initially the Special Limited Partner. Effective November 12, 2021, CC Advisors III assigned its special limited partner interest to its affiliate, CC Advisors – SLP, LLC. The performance participation allocation is an incentive fee indirectly paid to our advisor and receipt of the allocation is subject to the ongoing effectiveness of the advisory agreement. As the performance participation allocation is associated with the performance of a service by the advisor, it is expensed in our consolidated statements of operations.

Total return is defined as all distributions accrued or paid (without duplication) on Participating Partnership units (all units in CROP with the exception of preferred units and the Special Limited Partner Interest) plus the change in the aggregate net asset value of such Participating Partnership units. The annual total return will be allocated solely to the Special Limited Partner only after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between the Special Limited Partner and all other unit holders is equal to 12.5% and 87.5%, respectively. Thereafter, the Special Limited Partner will receive an allocation of 12.5% of the annual total return. The performance participation allocation is ultimately determined at the end of each calendar year, accrues monthly and will be paid in cash or Class I units at the election of the Special Limited Partner after the completion of each calendar year.

During the year ended December 31, 2022, we recognized $20.3 million of expense for the performance participation allocation as a result of the increase in the value of our net assets and dividends paid to stockholders, which was paid in cash on March 2, 2023. During the period from May 7, 2021, the date our operating partnership agreement was amended to provide the performance participation allocation, to December 31, 2021, we recognized $51.8 million of expense for the performance participation allocation, which was paid in cash in January 2022.

Block C (now known as Westerly and Millcreek North) and Jasper (now known as The Archer) Investments

On June 28, 2022, we, through our indirect subsidiaries, admitted entities affiliated with us and our advisor, Brickyard QOF, LLC (“Brickyard QOF”) and HV Millcreek, LLC (“Millcreek,” and together with Brickyard QOF, the “Affiliated Members”) as members in CW Block C, LLC, a development joint venture with CMOF (“Block C”), and CW Jasper, LLC, a development project owned 100% by CROP (“The Archer”). Block C owns land held for development of two projects called Westerly and Millcreek North. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. In connection with their admission as members, the Affiliated Members made an aggregate capital contribution of $8.5 million and $2.4 million to Block C and The Archer, respectively. The Affiliated Members participate in the economics of Block C and The Archer on the same terms and conditions as us. The operating agreements of Block C and The Archer were amended in August 2022 to reflect additional terms related to the admission of the Affiliated Members. Block C and The Archer are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs act of 2017. As of December 31, 2022, our ownership in The Archer was 79.9%. As a result of the consummation of the CMOF Merger on September 27, 2022, we acquired CMOF’s joint venture interests in Block C, increasing our ownership interest to 79.0%.

Reimbursable Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Our conflicts committee determined that no reimbursement was required as of December 31, 2022.

Alpha Mill Transaction

On April 7, 2022, we sold a 10.3% interest in Alpha Mill to a trust established by the father of Chad Christensen, one of our directors and Executive Chairman, and Gregg Christensen, our Chief Legal Officer and Secretary (the “Christensen Trust”) for $8.2 million.

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

During the year ended December 31, 2022, we paid aggregate distributions to noncontrolling OP Unit holders of $22.2 million. During the period from the CRII Merger on May 7, 2021 to December 31, 2021, we paid aggregate distributions to noncontrolling OP Unit holders of $10.6 million.

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

As of December 31, 2022, there were 673,780 unvested time LTIP awards and 548,138 unvested performance LTIP awards outstanding. Share-based compensation, included within other in the consolidated statement stockholders’ equity, was $3.7 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. Total unrecognized compensation expense for LTIP Units at December 31, 2022 is $8.0 million and is expected to be recognized on a straight-line basis through December 2025.

Noncontrolling Interests - Partially Owned Entities

As of December 31, 2022, noncontrolling interests in entities not wholly owned by us ranged from 1% to 63%, with the average being 12%.

On June 28, 2022, Block C was recapitalized. We contributed additional funds and obtained a controlling interest and consolidated the Block C joint venture, recording the Block C membership interests owned by CMOF and Affiliated Members at that time as noncontrolling interests. Upon recapitalization, additional noncontrolling interests were recorded with the Affiliated Members contribution to The Archer, an entity that was already consolidated.

With the CMOF Merger on September 27, 2022, we acquired the noncontrolling interest in Broadway, Park Ave, and Block C that were previously owned by CMOF. The remaining portion of Block C not owned by us continues to be recorded as noncontrolling interest.

12.    Commitments and Contingencies

417 Callowhill

As of December 31, 2022, we had a remaining commitment of up to $24.7 million on the 417 Callowhill preferred equity investment.

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

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of December 31, 2022, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

Richmond Guaranty

At the closing of the CRII Merger, the Company assumed a 50% payment guarantee provided by CRII and CROP, for certain obligations of Villas at Millcreek, LLC (“Richmond Borrower”) with respect to a construction loan in the amount of $53.6 million obtained in connection with the development of Richmond at Millcreek, a development project sponsored by High Traverse Development, LLC. Certain of our officers and directors own an aggregate 13.91% of Richmond Borrower. A wholly owned subsidiary of CROP receives fees from High Traverse Development, LLC related to the development of Richmond at Millcreek.

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

Share Repurchase Programs

Preferred Stock
Our board of directors has adopted a share repurchase program with respect to our preferred stock whereby, upon the request of a holder of our Series 2019 Preferred Stock and Series 2023 Preferred Stock, we may, at the sole discretion of the board of directors, repurchase their shares at the following prices, which are dependent on how long such preferred stockholder has held each share:

	Repurchase Price
Share Purchase Anniversary	Series 2019	Series 2023
Less than 1 year	$8.80	$9.00
1 year	$9.00	$9.00
2 years	$9.20	$9.20
3 years	$9.40	$9.40
4 years	$9.60	$9.60
5 years	$9.80	$9.80
A stockholder’s death or complete disability, 2 years or more	$10.00	$10.00

Repurchase information on our preferred stock is disclosed in Note 7 above.

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

For our Class T, Class D and Class I shares, the repurchase price is equal to the transaction price at the date of repurchase, or 95% of the transaction price on the repurchase date if the shares have been held for less than a year. For our Class A shares, the repurchase price will be equal to the transaction price at the date of repurchase, subject to the following: (i) shares that have been outstanding six years or more will be repurchased at 100% of the transaction price, (ii) shares that have been outstanding for at least five years and less than six years will be repurchased at 95.0% of the transaction price, (iii) shares that have been outstanding for at least three years and less than five years will be repurchased at 90.0% of the transaction price and (iv) shares that have been outstanding for at least one year and less than three years will be repurchased at 85.0% of the transaction price. The transaction price is the then-current offering price per share, which is generally the most recently disclosed NAV per share.

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

13.    Subsequent Events

We have evaluated subsequent events from December 31, 2022 up until the date the consolidated financial statements are issued for recognition or disclosure and have determined there are none to be reported or disclosed in the consolidated financial statements other than those mentioned below.

Cottonwood Lighthouse Point Tenant In Common Sale

On February 14, 2023 we sold tenant in common interests in Cottonwood Lighthouse Point for $13.6 million, reducing our ownership from 100% to 86.8%. As a result of this transaction, Cottonwood Lighthouse Point will be deconsolidated on February 14, 2023 and our remaining ownership interest in this property will be recorded as an investment in unconsolidated real estate.

Financing Activity

On February 28, 2023, we refinanced seven properties through individual, uncrossed loans with one lender for $326.0 million, receiving net proceeds of $58.0 million. The loans have a weighted average term of 6.8 years with a weighted average fixed rate of 5.08%. Two of the properties are unconsolidated.

On March 17, 2023, we exercised one of our two extension options on the JP Morgan Revolving Credit Facility and extended the maturity date of the credit facility to March 19, 2024.

On March 22, 2023, we entered a loan modification agreement with respect to the mortgage loan on Sugarmont to reduce the loan to $91.2 million and convert the interest rate from a floating rate to a fixed rate of 5.9%.

Performance Participation Allocation Payment

On March 2, 2023, we paid the $20.3 million owed to an affiliate of our Advisor for the 2022 performance participation allocation.

Status of the 2023 Private Offering

As of March 21, 2023, we sold 2,761,203 shares of Series 2023 Preferred Stock for aggregate gross offering proceeds of $27.6 million. In connection with the sale of these shares in the 2023 Private Offering, the Company paid aggregate selling commissions of $1.6 million and placement fees of $0.8 million.

Status of the Follow-on Offering

We sold the following through our Follow-on Offering after December 31, 2022 ($ in thousands):

	Class
	T	D	I	A	Total
Shares issued through Primary Offering	312,220	101,083	257,426	—	670,729
Shares issued through DRP Offering	7,428	171	6,210	21,751	35,560
Gross Proceeds	$6,326	$2,014	$5,069	$—	$13,409

Distributions Declared - Common Stock

We declared the following monthly distributions after December 31, 2022:

Stockholder Record Date	Monthly Rate	Annually
January 31, 2023	$0.06083333	$0.73
February 28, 2023	$0.06083333	$0.73
March 31, 2023	$0.06083333	$0.73

Grant of LTIP Unit Awards

On January 6, 2023, we issued LTIP Units from the Operating Partnership to our executive officers and certain employees as approved by our compensation committee. The compensation committee approved awards of time-based LTIP Units in an aggregate amount of $1,556,557. Each award will vest approximately one-quarter of the awarded amount on January 1, 2024, 2025, 2026 and 2027.

The compensation committee also approved awards of performance-based LTIP Units to our executive officers and certain of our employees in an aggregate target amount of $2,890,745. The actual amount of each performance-based LTIP Unit award will be determined at the conclusion of a three-year performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with the advisor or its affiliates. The number of units granted were valued by reference to our November 30, 2022 NAV per share as announced on December 16, 2022 of $19.9945.

Equity Incentive Plan

On January 6, 2023, we issued an aggregate grant of 15,723 restricted stock units with a four-year vesting schedule. Of this amount, 11,722 were issued pursuant to the Cottonwood Communities, Inc. 2022 Equity Incentive Plan.

Cottonwood Communities, Inc.
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands)

					Initial Cost to Company			Gross Amount Carried as of December 31, 2022
Description	Location	Ownership Percent	Number of Units	Encumbrances	Land	Buildings, Intangibles and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings, Intangibles and Improvements	Total (1)	Accumulated Depreciation and Amortization (2)	Year(s) Built	Date Acquired
Stabilized Multifamily Apartment Communities:
Cason Estates	Murfreesboro, TN	100.0%	262	$(33,594)	$4,806	$46,666	$542	$4,806	$47,208	$52,014	$(4,578)	2005	5/7/2021
Cottonwood Apartments	Salt Lake City, UT	100.0%	264	(35,430)	6,556	40,745	1,283	6,556	42,028	48,584	(3,782)	1986	5/7/2021
Cottonwood Clermont	Clermont, FL	100.0%	230	(35,411)	5,705	76,805	124	5,705	76,929	82,634	(1,799)	2020	9/21/2022
Cottonwood Lighthouse Point	Pompano Beach, FL	100.0%	243	(47,964)	13,647	82,447	443	13,647	82,890	96,537	(3,871)	2015	6/22/2022
Cottonwood One Upland	Boston, MA	100.0%	262	(32,400)	14,515	89,428	687	14,515	90,115	104,630	(11,426)	2016	3/19/2020
Cottonwood Reserve	Charlotte, NC	91.1%	352	(37,817)	12,634	64,986	804	12,634	65,790	78,424	(6,522)	2004, 2017	5/7/2021
Cottonwood Ridgeview	Plano, TX	100.0%	322	(65,300)	9,275	59,392	303	9,275	59,695	68,970	(1,607)	2004	9/19/2022
Cottonwood West Palm	West Palm Beach, FL	100.0%	245	(47,978)	9,380	57,073	657	9,380	57,730	67,110	(9,062)	2018	5/30/2019
Cottonwood Westside	Atlanta, GA	100.0%	197	(25,020)	8,641	39,324	247	8,641	39,571	48,212	(3,738)	2014	5/7/2021
Enclave on Golden Triangle	Keller, TX	98.9%	273	(48,400)	4,888	46,712	559	4,888	47,271	52,159	(4,090)	2006	5/7/2021
Heights at Meridian	Durham, NC	100.0%	339	(45,341)	5,971	74,022	573	5,971	74,595	80,566	(6,815)	2015	5/7/2021
Melrose	Nashville, TN	100.0%	220	(56,600)	8,822	58,676	226	8,822	58,902	67,724	(6,097)	2015	5/7/2021
Parc Westborough	Boston, MA	100.0%	249	(21,600)	12,759	61,302	405	12,759	61,707	74,466	(6,302)	2016	5/7/2021
Park Avenue (3)	Salt Lake City, UT	100.0%	234	(37,000)	12,369	29,931	25,419	12,369	55,350	67,719	(1,464)	2022	5/7/2021
Pavilions	Albuquerque, NM	96.4%	240	(58,500)	5,924	55,177	500	5,924	55,677	61,601	(4,732)	1992	5/7/2021
Raveneaux	Houston, TX	97.0%	382	(47,400)	6,249	51,251	594	6,249	51,845	58,094	(4,842)	2000	5/7/2021
Regatta	Houston, TX	100.0%	490	(35,367)	8,449	39,651	924	8,449	40,575	49,024	(4,226)	1968-1976	5/7/2021
Retreat at Peachtree City	Peachtree City, GA	100.0%	312	(48,719)	5,669	66,888	707	5,669	67,595	73,264	(6,677)	1999	5/7/2021
Scott Mountain	Portland, OR	95.8%	262	(48,373)	6,952	63,758	403	6,952	64,161	71,113	(5,330)	1997, 2000	5/7/2021
Stonebriar of Frisco	Frisco, TX	84.2%	306	(53,600)	5,737	53,463	1,171	5,737	54,634	60,371	(4,667)	1999	5/7/2021
Sugarmont (3), (4)	Salt Lake City, UT	99.0%	341	(105,000)	17,838	94,662	27,304	17,838	121,966	139,804	(5,193)	2022	5/7/2021
Summer Park	Buford, GA	98.7%	358	(44,620)	9,474	66,200	495	9,474	66,695	76,169	(6,450)	2001	5/7/2021
The Marq Highland Park	Tampa, FL	100.0%	239	(34,005)	6,280	59,424	439	6,280	59,863	66,143	(6,000)	2015	5/7/2021
Development Projects:
Cottonwood Broadway	Salt Lake City, UT	100.0%	254	(39,728)	11,042	30,958	33,519	11,042	64,477	75,519	—	N/A	5/7/2021
Cottonwood Highland	Millcreek, UT	36.9%	250	(18,598)	7,405	1,695	36,235	7,405	37,930	45,335	—	N/A	5/7/2021
Other Developments	Various	Various	N/A	—	46,889	1,150	2,652	46,889	3,802	50,691	—	N/A	Various
		Total	7,126	$(1,103,765)	$267,876	$1,411,786	$137,215	$267,876	$1,549,001	$1,816,877	$(119,270)

(1) The aggregate cost of real estate for federal income tax purposes was $1.3 billion (unaudited) as of December 31, 2022.
(2) Depreciation is recognized on a straight-line basis over the estimated useful asset lives of the related assets, which is 30 years for buildings and ranges from five to 15 years for land improvements, building improvements and furniture, fixtures and equipment. Intangible assets are amortized to depreciation and amortization over the remaining lease term.

(3) Park Avenue and Sugarmont were previously both development projects acquired and consolidated as part of the CRII Merger on May 7, 2021, but which have since been placed into service and reached stabilization. The costs capitalized subsequent to acquisition for these two properties above represent the development costs incurred to complete the projects since the initial acquisition date.

(4) We own 99.0% of Sugarmont and the remaining one percent interest not owned by us has limited rights, including the right to control on behalf of the joint venture the prosecution and resolution of all litigation, claims, or causes of action that the joint venture has or may have against certain third parties associated with the design and construction of Sugarmont, as well as the obligation to defend any crossclaims resulting from these actions.

The following table summarized the changes in our consolidated real estate assets and accumulated depreciation for the years ended December 31, 2022 and 2021 (in thousands):

	2022	2021
Real estate assets:
Balance at beginning of the year	$1,476,518	$170,796
Additions during the year:
Acquisitions	284,138	1,295,086	(1)
Improvements and development costs	56,221	80,775
Dispositions and deconsolidations during the year:
Dispositions and deconsolidations	—	(70,139)
Balance at end of the year	$1,816,877	$1,476,518
Accumulated depreciation and amortization:
Balance at beginning of the year	$(68,035)	$(9,704)
Depreciation and amortization	(51,235)	(61,243)
Dispositions and deconsolidations	—	2,912
Balance at end of the year	$(119,270)	$(68,035)

(1) Aside from a portion of the other development real estate assets, all of our 2021 acquisitions of real estate were from the merger with CRII, which was an affiliated entity. The CRII Merger was accounted for as a business combination in accordance with ASC 805. See Note 3 for additional information regarding the CRII Merger including the amount of real estate assets acquired as part of the merger.