Form 10-Q
period 2023-03-31
Cottonwood Communities, Inc.
filed 2023-05-12
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2023, there were 5,256,095 shares of the registrant’s Class T common stock, 177,262 shares of the registrant's Class D common stock, 4,359,238 shares of the registrant's Class I common stock, and 25,237,867 shares of the registrant’s Class A common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Real estate assets, net	$1,600,869	$1,697,607
Investments in unconsolidated real estate entities	179,881	133,207
Cash and cash equivalents	87,174	63,173
Restricted cash	20,850	32,351
Other assets	28,154	29,299
Total assets	$1,916,928	$1,955,637
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$996,824	$1,000,137
Construction loans, net	66,369	95,327
Preferred stock, net	150,141	121,390
Unsecured promissory notes, net	42,693	42,953
Performance participation allocation due to affiliate	—	20,320
Accounts payable, accrued expenses and other liabilities	66,697	65,611
Total liabilities	1,322,724	1,345,738
Commitments and contingencies (Note 12)
Equity and noncontrolling interests
Stockholders' equity
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 5,109,023 and 4,815,122 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	51	48
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 165,926 and 64,673 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	2	1
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 4,111,641 and 3,861,049 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	41	39
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 25,713,209 and 26,604,864 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	257	266
Additional paid-in capital	423,964	427,997
Accumulated distributions	(44,279)	(38,049)
Accumulated deficit	(80,932)	(71,513)
Total stockholders' equity	299,104	318,789
Noncontrolling interests
Limited partners	262,839	258,679
Partially owned entities	32,261	32,431
Total noncontrolling interests	295,100	291,110
Total equity and noncontrolling interests	594,204	609,899
Total liabilities, equity and noncontrolling interests	$1,916,928	$1,955,637

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Rental and other property revenues	$35,581	$26,820
Property management revenues	3,106	3,124
Other revenues	3	615
Total revenues	38,690	30,559
Operating expenses
Property operations expense	13,109	9,672
Property management expense	4,257	4,952
Asset management fee	4,786	3,792
Performance participation allocation	—	19,934
Depreciation and amortization	15,412	11,268
General and administrative expenses	3,299	3,223
Total operating expenses	40,863	52,841
Loss from operations	(2,173)	(22,282)
Equity in earnings of unconsolidated real estate entities	1,647	2,670
Interest income	403	16
Interest expense	(17,584)	(11,668)
Gain on sale of real estate assets	1,031	—
Promote from incentive allocation agreement	—	30,309
Other (expense) income	(1,418)	1,530
Income (loss) before income taxes	(18,094)	575
Income tax benefit (expense)	234	(7,463)
Net loss	(17,860)	(6,888)
Net loss attributable to noncontrolling interests:
Limited partners	8,397	3,828
Partially owned entities	44	55
Net loss attributable to common stockholders	$(9,419)	$(3,005)

Weighted-average common shares outstanding	35,603,420	24,654,085
Net loss per common share - basic and diluted	$(0.26)	$(0.12)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

	Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Common Stock Class T	Common Stock Class D	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at January 1, 2023	$48	$1	$39	$266	$—	$427,997	$(38,049)	$(71,513)	$318,789	$258,679	$32,431	$609,899
Issuance of common stock	3	1	2	—	—	13,401	—	—	13,407	—	—	13,407
Offering costs	—	—	—	—	—	(1,188)	—	—	(1,188)	—	—	(1,188)
Distribution reinvestment	—	—	—	—	—	696	—	—	696	—	—	696
Common stock/OP Units repurchased	—	—	(1)	(9)	—	(18,967)	—	—	(18,977)	(649)	—	(19,626)
Exchanges and transfers	—	—	1	—	—	1,970	—	—	1,971	(1,971)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	19,829	—	19,829
Share-based compensation	—	—	—	—	—	55	—	—	55	1,105	—	1,160
Distributions to investors	—	—	—	—	—	—	(6,230)	—	(6,230)	(5,757)	(126)	(12,113)
Net loss	—	—	—	—	—	—	—	(9,419)	(9,419)	(8,397)	(44)	(17,860)
Balance at March 31, 2023	$51	$2	$41	$257	$—	$423,964	$(44,279)	$(80,932)	$299,104	$262,839	$32,261	$594,204

	Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Common Stock Class T	Common Stock Class D	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at January 1, 2022	$—	$—	$2	$234	$—	$252,035	$(17,273)	$(55,864)	$179,134	$291,258	$70,277	$540,669
Issuance of common stock	14	—	4	—	—	32,912	—	—	32,930	—	—	32,930
Offering costs	—	—	—	—	—	(2,958)	—	—	(2,958)	—	—	(2,958)
Distribution reinvestment	—	—	—	—	—	464	—	—	464	—	—	464
Common stock/OP Units repurchased	—	—	—	(2)	—	(3,106)	—	—	(3,108)	(286)	—	(3,394)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	662	662
Share-based compensation	—	—	—	—	—	—	—	—	—	865	—	865
Distributions to investors	—	—	—	—	—	—	(4,314)	—	(4,314)	(5,460)	(4,073)	(13,847)
Net loss	—	—	—	—	—	—	—	(3,005)	(3,005)	(3,828)	(55)	(6,888)
Balance at March 31, 2022	$14	$—	$6	$232	$—	$279,347	$(21,587)	$(58,869)	$199,143	$282,549	$66,811	$548,503

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,860)	$(6,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,412	11,268
Gain on sale of real estate assets	(1,031)	—
Share-based compensation	1,160	865
Other operating	1,791	1,863
Equity in earnings of unconsolidated real estate entities	(1,647)	(2,670)
Distributions from unconsolidated real estate entities - return on capital	1,188	2,235
Changes in operating assets and liabilities:
Other assets	(1,092)	(1,170)
Performance participation allocation	—	19,934
Performance participation allocation payment	(20,320)	(51,761)
Accounts payable, accrued expenses and other liabilities	1,889	11,518
Net cash used in operating activities	(20,510)	(14,806)
Cash flows from investing activities:
Capital expenditures and development activities	(10,230)	(18,488)
Investments in unconsolidated real estate entities	(2,676)	(197)
Distributions from unconsolidated real estate entities - return of capital	18,106	38,769
Proceeds from sale of real estate assets, net	4,656	—
Net cash provided by investing activities	9,856	20,084

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Principal payments on mortgage notes	(244)	(404)
Borrowings from revolving credit facility	31,500	52,800
Repayments on revolving credit facility	(50,000)	(72,800)
Borrowings under mortgage notes and term loans	265,513	369,500
Repayments of mortgage notes and term loans	(199,758)	(218,693)
Deferred financing costs on mortgage notes and term loans	(3,221)	(4,036)
Borrowings from construction loans	8,042	9,178
Repayments of construction loans	(37,000)	(59,660)
Proceeds from issuance of preferred stock	31,315	14,162
Redemption of preferred stock	(943)	(2,738)
Offering costs paid on issuance of preferred stock	(3,029)	(1,693)
Repurchase of unsecured promissory notes	(250)	(96)
Proceeds from issuance of common stock	14,103	33,395
Repurchase of common stock/OP Units	(19,626)	(3,394)
Offering costs paid on issuance of common stock	(1,188)	(2,959)
Contributions from noncontrolling interests	—	662
Distributions to common stockholders	(6,246)	(4,174)
Distributions to noncontrolling interests - limited partners	(5,688)	(5,460)
Distributions to noncontrolling interests - partially owned entities	(126)	(4,073)
Net cash provided by financing activities	23,154	99,517
Net increase in cash and cash equivalents and restricted cash	12,500	104,795
Cash and cash equivalents and restricted cash, beginning of period	95,524	45,390
Cash and cash equivalents and restricted cash, end of period	$108,024	$150,185

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$87,174	$121,890
Restricted cash	20,850	28,295
Total cash and cash equivalents and restricted cash	$108,024	$150,185

Supplemental disclosure of non-cash investing and financing activities:
Alpha Mill acquisition of additional interests
Value of OP Units issued for additional investment in unconsolidated real estate entity	$19,829	$—

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Organization and Business
Cottonwood Communities, Inc. (the “Company,” “CCI,” “we,” “us,” or “our”) invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly-owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We own all of our assets through our operating partnership, Cottonwood Residential O.P., LP (“CROP”), and its subsidiaries. We are the sole member of the sole general partner of CROP and own general partner interests in CROP alongside third party limited partners.

We are a non-traded, perpetual-life, net asset value (“NAV”) real estate investment trust (“REIT”). We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

From August 13, 2018 to December 22, 2020 we conducted an initial public offering of our common stock (the “Initial Offering”), for which we raised gross proceeds of $122.0 million. The Initial Offering ended in December 2020. In November 2021, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of March 31, 2023, we have raised gross proceeds of $187.6 million from the Follow-on Offering, including $3.2 million proceeds from the DRP Offering.

In November 2019, we commenced a private placement offering exempt from registration under the Securities Act pursuant to which we offered a maximum of $128.0 million in shares of Series 2019 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the “2019 Private Offering”). The 2019 Private Offering was fully subscribed in March 2022, having received gross proceeds of $127.0 million.

In December 2022, we commenced a second private placement offering exempt from registration under the Securities Act pursuant to which we are offering a maximum of $100,000,000 in shares of our Series 2023 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "2023 Private Offering" and together with the 2019 Private Offering, the “Private Offerings”). As of March 31, 2023, we have raised gross proceeds of $31.3 million from the 2023 Private Offering.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of March 31, 2023, our portfolio consists of ownership interests or structured investment interests in 34 multifamily apartment communities with a total of 9,820 units, including 1,293 units in four multifamily apartment communities in which we have a structured investment interest and another 504 units in two multifamily apartment communities under construction. In addition, we have an ownership interest in four land sites we plan to develop.

Cottonwood Multifamily Opportunity Fund, Inc. Merger

On July 8, 2022, we entered into an agreement and plan of merger with Cottonwood Multifamily Opportunity Fund, Inc. (“CMOF”) and its operating partnership (the “CMOF OP”) to merge CMOF with and into our wholly owned subsidiary and the CMOF OP with and into CROP through the exchange of stock-for-stock and units-for-units (the “CMOF Merger”). The CMOF Merger closed in September 2022.

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

CROP was a joint venture partner with CMOF in all three of CMOF’s investments: Park Avenue (a development project), Cottonwood Broadway (a development project) and Block C (a joint venture owning land held for development in two projects called Westerly and Millcreek North). Following the CMOF Merger, we acquired CMOF’s interest in these joint ventures, increasing our percentage ownership interest in the joint ventures as follows: Park Avenue, 100.0%, Cottonwood Broadway, 100.0% and Block C, 79.0%. The remaining interests in the Block C joint venture are held either directly or indirectly by certain officers or directors, as well as certain employees of CROP and our advisor or its affiliates as discussed in Note 10. The three development projects we acquired additional interests in with the CMOF Merger were already consolidated by us.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the period ending December 31, 2022 filed with the SEC. As our comprehensive income is equivalent to net income, our accompanying condensed consolidated financial statements do not include a Statement of Other Comprehensive Income.

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

Organization and Offering Costs

Organization and offering costs in the Follow-on Offering are paid by purchasers of the shares through an adjustment to the purchase price of the share or their distribution (depending on the class of share purchased) or by us. They are recorded as an offset to equity. As of March 31, 2023, $17.3 million in organization and offering costs had been incurred in connection with the Follow-on Offering.

Organization and offering costs in the 2019 Private Offering and 2023 Private Offering were and are paid by us. Offering costs are deferred and amortized up to the redemption date through interest expense. We incurred $13.2 million of organization and offering costs related to the 2019 Private Offering, which was fully subscribed and terminated in March 2022. We incurred $3.2 million of organization and offering costs related to the 2023 Private Offering as of March 31, 2023.

Recent Accounting Pronouncements

On January 1, 2023, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amended the accounting for credit losses for certain financial instruments. The standard replaced the incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable information to determine and record credit loss estimates. The adoption has not had a material impact on our condensed consolidated financial statements through March 31, 2023.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets (in thousands):

	March 31, 2023	December 31, 2022
Land	$255,633	$267,876
Buildings and improvements	1,270,267	1,348,019
Furniture, fixtures and equipment	52,436	54,067
Intangible assets	38,421	40,692
Construction in progress (1)	113,761	106,223
	1,730,518	1,816,877
Less: Accumulated depreciation and amortization	(129,649)	(119,270)
Real estate assets, net	$1,600,869	$1,697,607

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.

Cottonwood Lighthouse Point Transaction

On February 14, 2023, we sold tenant-in-common interests in Cottonwood Lighthouse Point to certain unaffiliated third parties for $13.6 million, reducing our ownership from 100% to 86.8%. As a result of this transaction, Cottonwood Lighthouse Point was deconsolidated on February 14, 2023 and our remaining ownership in Lighthouse Point is recorded as an investment in unconsolidated real estate. Refer to Note 4. We recorded a gain on sale of $1.0 million related to this transaction.

Asset Acquisitions

There were no asset acquisitions during the three months ended March 31, 2023. The following table summarizes the purchase price allocation of the real estate assets acquired or consolidated during the year ended December 31, 2022 (in thousands):

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

The acquisition of Cottonwood Lighthouse Point in June 2022 was funded with debt of $48.0 million and available cash. See also the “Cottonwood Lighthouse Point Transaction” discussion above and Note 4 for further information.

Cottonwood Ridgeview was consolidated when we issued 141,543 operating partnership units in CROP (“OP Units) to acquire the remaining 9.5% tenant-in-common interests in the property in September 2022. The value of the OP Units was $2.9 million on the close date based on the net asset value of OP Units as of August 31, 2022. Cottonwood Ridgeview was previously accounted for as an equity method investment.

The acquisition of Cottonwood Clermont in September 2022 was funded through an assumed loan of $35.5 million and available cash, including Section 1031 exchange proceeds from the sale of 3800 Main.

In asset acquisitions, assets and liabilities are recorded at relative fair value. The weighted-average amortization period for the intangible lease assets acquired in connection with these acquisitions is 0.5 years.

Galleria Land Purchase

On September 20, 2022, we acquired 26 acres of land for future development in Murray, Utah for $28.5 million.

Block C

On June 28, 2022, Block C, an early-stage development joint venture with CMOF, was recapitalized. Block C owns land for the development of two projects called Westerly and Millcreek North. Entities affiliated with us and our advisor contributed capital to the joint venture and were admitted as members. We contributed additional funds to obtain a controlling interest and consolidated the joint venture, which had previously been recorded as an equity method investment. On September 27, 2022, we acquired CMOF’s interest in Block C as a result of the CMOF Merger. The joint venture consists mainly of cash, land held for development, initial capitalized costs, and payables. Refer to Note 10 for further information on the Block C recapitalization.

CMOF Merger

The acquisition of an additional ownership interest of a consolidated entity is accounted for as an equity transaction. The three development projects we acquired additional interests in with the CMOF Merger in 2022 were already consolidated by us. Accordingly, CMOF’s noncontrolling interest in the three investments was reduced by its carrying amount and the difference between the carrying amount and the consideration paid was recorded as an adjustment to our equity through additional paid-in capital as follows (in thousands, except share and per share data):

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

4.    Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of March 31, 2023 and December 31, 2022 (in thousands):

			Balance at
Property / Development	Location	% Owned	March 31, 2023	December 31, 2022
Stabilized Assets
Alpha Mill (1) (2)	Charlotte, NC	73.7% (2)	$30,170	$10,470
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	13,188	30,792
Cottonwood Lighthouse Point (1) (3)	Pompano Beach, FL	86.8% (3)	41,498	—
Fox Point (1)	Salt Lake City, UT	52.8%	14,459	14,794
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	7,734	9,382
Melrose Phase II (1)	Nashville, TN	79.8%	5,936	6,185
Preferred Equity Investments
Lector85	Ybor City, FL		10,330	10,006
Astoria West (formerly Vernon)	Queens, NY		21,233	20,567
801 Riverfront	West Sacramento, CA		21,080	20,259
417 Callowhill	Philadelphia, PA		13,706	9,949
Other			547	803
Total			$179,881	$133,207

(1) We account for our tenant-in-common interests in these properties as equity method investments.
(2) On March 31, 2023, we issued 1,063,293 CROP Units for an additional 45.4% tenant-in-common interests in Alpha Mill, increasing our ownership to 73.7%. The value of the CROP Units on the close date was $19.8 million based on the net asset value of CROP Units as of February 28, 2023. All of the tenant-in-common interests were purchased at the same price. One of the sellers was a related party.

(3) On February 14, 2023, we sold 13.2% of our ownership interest in Cottonwood Lighthouse Point for $13.6 million and we recorded a gain on sale of $1.0 million related to the transaction, which reduced our remaining ownership in Cottonwood Lighthouse Point to 86.8%. As a result of this transaction, Cottonwood Lighthouse Point was deconsolidated and is recorded as an investment in unconsolidated real estate from February 14, 2023.

Equity in earnings (losses) for our stabilized assets for the three months ended March 31, 2023 and 2022 were $(1.2) million and $1.0 million, respectively. During February 2023, we received $16.9 million and $1.2 million in distributions as a return of capital from debt refinances at Cottonwood Bayview and Toscana at Valley Ridge, respectively.

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value method. Equity in earnings for our preferred equity investments for the three months ended March 31, 2023 and 2022 were $2.9 million and $1.7 million, respectively. During the three months ended March 31, 2023, we funded $2.6 million toward the 417 Callowhill preferred equity investment. As of March 31, 2023, we have funded $11.4 million in total towards the 417 Callowhill preferred equity investment and had a remaining commitment of $22.0 million. As of March 31, 2023, we had fully funded our commitments on the Lector85, Astoria West and 801 Riverfront preferred equity investments.

5.    Debt
Mortgage Notes and Revolving Credit Facility
The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of March 31, 2023 and December 31, 2022 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	March 31, 2023	December 31, 2022
Fixed rate loans
Fixed rate mortgages	4.40%	5.5 Years	$829,242	$528,308
Total fixed rate loans			829,242	528,308
Variable rate loans (2)
Floating rate mortgages	5.43% (3)	7.7 Years	142,744	426,130
Variable rate revolving credit facility (4)	6.35%	2.0 Years	35,500	54,000
Total variable rate loans			178,244	480,130
Total secured loans			1,007,486	1,008,438
Unamortized debt issuance costs			(7,119)	(4,878)
Premium on assumed debt, net			(3,543)	(3,423)
Mortgage notes and revolving credit facility, net			$996,824	$1,000,137

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed.
(2) The interest rate of our variable rate loans is primarily based on one-month LIBOR or one-month SOFR.
(3) Includes the impact of interest rate caps in effect on March 31, 2023.
(4) We may obtain advances secured against Cottonwood One Upland and Parc Westborough up to $125.0 million on our variable rate revolving credit facility, as long as certain loan-to-value ratios and other requirements are maintained. At March 31, 2023, the amount on our variable rate revolving credit facility was capped at $106.3 million primarily due to the interest rate environment.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of March 31, 2023.

Construction Loans
Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at March 31, 2023	Amount Drawn at December 31, 2022
Park Avenue	(1)	(1)	(1)	$—	$37,000
Cottonwood Broadway	One-Month USD Libor + 1.9%	May 15, 2024	44,625	40,957	39,728
Cottonwood Highland	One-Month USD SOFR + 2.55%	May 1, 2029	44,250	25,412	18,599
			$88,875	$66,369	$95,327

(1) The Park Avenue construction loan was refinanced in March 2023 with a $43.5 million fixed rate mortgage which matures in 2028 and is included in mortgage notes above.
Unsecured Promissory Notes, Net
CROP issued notes to foreign investors outside of the United States. These notes are unsecured and subordinate to all of CROP's debt. Each note has extension options during which the interest rate will increase 0.25% each year.
Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date	Maximum Extension Date	March 31, 2023	December 31, 2022
2017 6% Notes (1)	$35,000	6.00%	December 31, 2023	December 31, 2024	$20,618	$20,718
2019 6% Notes	25,000	6.00%	December 31, 2023	December 31, 2025	22,075	22,235
	$60,000				$42,693	$42,953

(1) We exercised the option to extend the maturity date on our 2017 6% Notes for one additional year to December 31, 2023, which increased the interest rate to 6.25% for the period from January 1, 2023 to December 31, 2023.

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to March 31, 2023 are as follows (in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Unsecured Promissory Notes	Total
2023 (1)	$727	$40,957	$42,693	$84,377
2024 (2)	36,508	—	—	36,508
2025	2,013	—	—	2,013
2026	127,522	—	—	127,522
2027	367,417	—	—	367,417
Thereafter	473,299	25,412	—	498,711
	$1,007,486	$66,369	$42,693	$1,116,548

(1) Of the amounts maturing in 2023, $41.0 million relates to the construction loan for Cottonwood Broadway, which can be extended to May 15, 2024, $20.6 million relates to our 2017 6% Unsecured Promissory Notes which can be extended to December 31, 2024, and $22.1 million relates to our 2019 6% Unsecured Promissory Notes which can be extended for two one-year periods to December 31, 2025.

(2) Of the amounts maturing in 2024, $35.5 million relates to our variable rate revolving credit facility, which can be extended to March 19, 2025, subject to the satisfaction of certain conditions.

6.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of March 31, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed rate mortgages	$829,242	$810,339	$528,308	$509,134
Floating rate mortgages	$142,744	$140,788	$426,130	$421,189
Variable rate revolving credit facility	$35,500	$35,500	$54,000	$54,000
Construction loans	$66,369	$66,369	$95,327	$95,327
Series 2019 Preferred Stock	$126,102	$126,102	$127,065	$127,065
Series 2023 Preferred Stock	$31,318	$31,318	$—	$—
Unsecured promissory notes	$42,693	$42,693	$42,953	$42,953

Our fixed and floating rate mortgages, variable rate revolving credit facility, construction loans, preferred stock and unsecured promissory notes are categorized as Level 3 in the fair value hierarchy.

7.    Preferred Stock

We have two classes of preferred stock outstanding as of March 31, 2023, Series 2019 and Series 2023, that are accounted for as liabilities as they are mandatorily redeemable. Information on our preferred stock as of March 31, 2023 and December 31, 2022 is as follows:

					Shares Outstanding at
	Dividend Rate	Extension Dividend Rate	Redemption Date	Maximum Extension Date	March 31, 2023	December 31, 2022
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2023	December 31, 2025	12,610,166	12,706,485
Series 2023 Preferred Stock	6.0%	6.5% (1)	June 30, 2027	June 30, 2029	3,131,836	—

(1) Represents the fully extended dividend rate. During the first-year extension, the dividend rate is 6.25%.

The 2023 Private Offering commenced in December 2022, with our first shares issued in early 2023. During the three months ended March 31, 2023, we issued $31.3 million of Series 2023 Preferred Stock. We issued the remaining $15.5 million of Series 2019 Preferred Stock in the first quarter of 2022, whereupon the Series 2019 Offering was fully subscribed and terminated in March 2022. During the three months ended March 31, 2023, we incurred $0.2 million in dividends on our Series 2023 Preferred Stock. During both the three months ended March 31, 2023 and 2022, we incurred $1.7 million in dividends on our Series 2019 Preferred Stock. During the three months ended March 31, 2022, we incurred $2.4 million in dividends on our Series 2016 Preferred Stock and we incurred an insignificant amount in dividends on our Series 2017 Preferred Stock.

No shares of our Series 2023 Preferred Stock were repurchased during the three months ended March 31, 2023. During the three months ended March 31, 2023, we repurchased 96,319 shares of Series 2019 Preferred Stock for $0.9 million. No shares of our Series 2019 Preferred Stock were repurchased during the three months ended March 31, 2022. We fully redeemed our Series 2017 Preferred Stock in January 2022 for $2.6 million. During the three months ended March 31, 2022, we repurchased 15,750 shares of Series 2016 Preferred Stock for $0.2 million, and fully redeemed our Series 2016 Preferred Stock in April 2022 for $139.8 million.

8.    Stockholders' Equity
Common Stock

The following table details the movement in the Company's outstanding shares for each class of common stock:

	Three Months Ended March 31, 2023
	Class T	Class D	Class I	Class A	Total
December 31, 2022	4,815,122	64,673	3,861,049	26,604,864	35,345,708
Issuance of common stock	312,220	101,083	260,180	—	673,483
Distribution reinvestment	7,428	171	6,210	20,883	34,692
Exchanges and transfers (1)	(725)	—	99,768	—	99,043
Repurchases of common stock	(25,023)	—	(115,566)	(912,538)	(1,053,127)
March 31, 2023	5,109,023	165,926	4,111,641	25,713,209	35,099,799

(1) Exchanges represent the number of shares OP Unit holders have exchanged for Class I shares during the period. Transfers represent Class T shares that were converted to Class I shares during the period.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the three months ended March 31, 2023, we paid aggregate distributions of $6.9 million, including $6.2 million distributions paid in cash and $0.7 million of distributions reinvested through our distribution reinvestment plan.

We declared the following monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2023	$0.06083333	$0.73
February 28, 2023	$0.06083333	$0.73
March 31, 2023	$0.06083333	$0.73

Repurchases

During the three months ended March 31, 2023, we repurchased 1,053,127 shares of common stock pursuant to our share repurchase program for $19.0 million, at an average repurchase price of $18.02. We had no unfulfilled repurchase requests during the three months ended March 31, 2023.

9.    Promote from Incentive Allocation Agreement

In 2018, CROP sold a portfolio of 12 properties to an unrelated real estate firm, retaining management of the portfolio on behalf of the real estate firm. Under the sales arrangement, CROP entered into an incentive allocation agreement that entitled CROP to participate in distributions from the portfolio should returns exceed certain amounts. During the first quarter of 2022, the real estate firm sold this portfolio of properties. Our TRS realized a promote distribution of $30.3 million from the sale during the first quarter of 2022. As a result of the sale, we no longer manage this portfolio.

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

Asset Management Fee. Under the amended and restated advisory agreement entered May 7, 2021 and renewed through May 7, 2023, CROP pays our advisor a monthly management fee equal to 0.0625% of GAV (gross asset value of CROP, calculated pursuant to our valuation guidelines and reflective of the ownership interest held by CROP in such gross assets), subject to a cap of 0.125% of net asset value of CROP.

Asset management fees to our advisor for the three months ended March 31, 2023 and 2022 were $4.8 million and $3.8 million, respectively.

Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us.

Performance Participation Allocation. In addition to the fees paid to our advisor for services provided pursuant to our advisory agreement, CC Advisors - SLP, LLC, an affiliate of our advisor and the Special Limited Partner at CROP, holds a performance participation interest in CROP that entitles it to receive an allocation of CROP's total return to its capital account. The performance participation allocation is an incentive fee indirectly paid to our advisor and receipt of the allocation is subject to the ongoing effectiveness of the advisory agreement. As the performance participation allocation is associated with the performance of a service by the advisor, it is expensed in our condensed consolidated statements of operations.

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

Due to the decrease in the value of our net assets, no performance participation allocation was incurred during the three months ended March 31, 2023. In March 2023, the $20.3 million performance participation allocation incurred as a result of the increase in the value of our net assets and dividends paid to stockholders during the year ended December 31, 2022 was paid in cash.

Block C (now known as Westerly and Millcreek North) and Jasper (now known as The Archer) Investments

On June 28, 2022, we, through our indirect subsidiaries, admitted entities affiliated with us and our advisor, Brickyard QOF, LLC (“Brickyard QOF”) and HV Millcreek, LLC (“Millcreek,” and together with Brickyard QOF, the “Affiliated Members”) as members in CW Block C, LLC, a development joint venture with CMOF (“Block C”), and CW Jasper, LLC, a development project owned 100% by CROP (“The Archer”). Block C owns land held for development of two projects called Westerly and Millcreek North. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. In connection with their admission as members, the Affiliated Members made an aggregate capital contribution of $8.5 million and $2.4 million to Block C and The Archer, respectively. The Affiliated Members participate in the economics of Block C and The Archer on the same terms and conditions as us. The operating agreements of Block C and The Archer were amended in August 2022 to reflect additional terms related to the admission of the Affiliated Members. Block C and The Archer are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs act of 2017. As of March 31, 2023, our ownership in The Archer was 79.9%. As a result of the consummation of the CMOF Merger on September 27, 2022, we acquired CMOF’s joint venture interests in Block C, increasing our ownership interest in Block C to 79.0%.

11.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

Common Limited OP Units and LTIP Units are CROP units not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”
Common Limited OP Units - During the three months ended March 31, 2023 and 2022, we paid aggregate distributions to noncontrolling OP Unit holders of $5.7 million and $5.5 million, respectively.

LTIP Units - As of March 31, 2023, there were 735,008 unvested time LTIP awards and 597,105 unvested performance LTIP awards outstanding. LTIP Unit award share-based compensation, included within other in the condensed consolidated statement of stockholders’ equity, was $1.1 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively. Total unrecognized compensation expense for LTIP Units at March 31, 2023 is $11.4 million and is expected to be recognized on a straight-line basis through December 2026.

Noncontrolling Interests - Partially Owned Entities

As of March 31, 2023, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 63%, with the average being 12%.

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

12.    Commitments and Contingencies

417 Callowhill

As of March 31, 2023, we had a remaining commitment of up to $22.0 million on the 417 Callowhill preferred equity investment.

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of March 31, 2023, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

13.    Subsequent Events
We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Hollywood Mezzanine Loan

On April 14, 2023, we entered into an agreement to provide a $10.0 million mezzanine loan to assist in the development of 2215 Hollywood Apartments, a 180-unit multifamily development in Hollywood, FL. We provided the first $2.0 million of our $10.0 million commitment upon the execution of the agreement. The mezzanine loan accrues interest at a rate of 14.5% on the entire commitment and matures on April 14, 2026 subject to certain conditions being met, with a 12-month extension option.

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

Additional risks related to our business are discussed herein under Part II - “Item 1A. Risk Factors” and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of March 31, 2023, we raised $122.0 million from the sale of our common stock in an initial public offering that we conducted from August 2018 through December 2020 and we raised $187.6 million in our follow-on offering that we commenced in November 2021 (including shares issued through the distribution reinvestment plan offering). Additionally, we raised gross proceeds of $127.0 million from the sale of our Series 2019 Preferred Stock in a private offering to accredited investors (which was fully subscribed in March 2022) and we raised gross proceeds of $31.3 million from the sale of our Series 2023 Preferred Stock in a second private offering to accredited investors as of March 31, 2023. We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored OP Units in CROP. We have primarily used the net proceeds to make investments in multifamily real estate and real estate-related assets.

As of our March 31, 2023 NAV, we had a portfolio of $2.7 billion in total assets, with 84.0% of our equity value in operating properties, 5.6% in development, 5.5% in land held for development and 4.9% in real estate-related structured investments. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.

Highlights for the Three Months Ended March 31, 2023

The following highlights activities that occurred during the three months ended March 31, 2023:

•Attained net loss attributable to common stockholders of $0.26 per diluted share compared to $0.12 for the same period in the prior year.
•Achieved funds from operations attributable to common stockholders and unit holders (“FFO”) of $(0.04) per diluted share/unit. Core FFO was $0.07 per diluted share/unit, compared to $0.09 for the same period in the prior year.
•Determined net asset value of $18.4600 per share/unit at March 31, 2023, compared to $19.5788 per share/unit at December 31, 2022.
•Acquired 45.5% of tenant-in-common interests in Alpha Mill through the issuance of OP Units, increasing our ownership to 73.7%.
•Sold tenant-in-common interests in Cottonwood Lighthouse Point to certain unaffiliated third parties for $13.6 million.
•Refinanced seven properties for $326.0 million, receiving net proceeds of $58.0 million and obtaining a weighted average term and rate of 6.8 years and 5.08%, respectively. Two of the properties are unconsolidated.
•Modified the mortgage loan on Sugarmont, reducing the loan to $91.2 million and converting the interest rate from a floating rate to a fixed rate of 5.9%.
•Raised $28.3 million of net proceeds from the sale of Series 2023 Preferred Stock.
•Raised $12.9 million of net proceeds from the sale of stock issued under our follow-on offering.
•Repurchased $19.6 million of common stock and CROP Units at an average discount of 6% to NAV.

Our Investments

Information regarding our investments as of March 31, 2023 is as follows:

Stabilized Properties ($ in thousands, except net effective rent)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
Alpha Mill	Charlotte, NC	267	830	May 2021	$69,500		$39,044	$1,674	92.88%	73.71%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,478	91.98%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	1,396	92.80%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,515	97.41%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		35,300	2,080	90.43%	100.00%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,214	93.00%	86.77%
Cottonwood One Upland	Boston, MA	262	1,160	Mar 2020	103,600		21,300	2,767	96.56%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		37,684	1,491	94.64%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,834	94.41%	100.00%
Cottonwood West Palm	West Palm Beach, FL	245	1,122	May 2019	66,900		47,978	2,378	95.10%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,756	90.36%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,699	95.97%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		46,000	1,448	94.22%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		45,341	1,576	93.81%	100.00%
Melrose	Nashville, TN	220	951	May 2021	67,400		56,600	1,888	92.73%	100.00%
Melrose Phase II	Nashville, TN	139	675	May 2021	40,350		32,400	1,672	90.65%	79.82%
Parc Westborough	Boston, MA	249	1,008	May 2021	74,000		14,200	2,287	97.19%	100.00%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,517	(2)	43,453	1,912	96.15%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,807	92.92%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,372	96.34%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,367	1,063	93.46%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,715	94.87%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,373	1,663	87.02%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,566	96.08%	84.19%
Sugarmont	Salt Lake City, UT	341	904	May 2021	139,532	(2)	91,200	2,262	91.76%	99.00% (3)
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,554	95.53%	98.68%
The Marq Highland Park (4)	Tampa, FL	239	999	May 2021	65,700		46,802	2,102	94.56%	100.00%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,299	97.22%	58.60%
Total / Weighted-Average		8,023	963		$1,971,129		$1,276,882	$1,762	94.10%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) These purchase price amounts represent the acquisition date fair value plus subsequent capitalized costs on the projects placed in service.
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

(4) Data from commercial retail units are excluded from number of units and physical occupancy.

Development Properties ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Completion Date	Total Project Investment	Construction Debt Outstanding (1)	Percentage Owned by CROP
Cottonwood Broadway	Salt Lake City, UT	254	817	May 2021	2Q2023	$73,806	$40,957	100.00
Cottonwood Highland (2)	Salt Lake City, UT	250	757	May 2021	3Q2023	50,707	25,412	36.93% (2)
Total		504				$124,513	$66,369

(1) Construction debt outstanding is shown as if CROP owned 100% of the development property.
(2) Intended to qualify as a qualified opportunity zone investment. Excludes the commercial retail units in unit count. CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
Lector85	Ybor City, FL	Preferred Equity	August 2019	254	$9,900	$9,900
Astoria West (formerly Vernon)	Queens, NY	Preferred Equity	July 2020	534	15,000	15,000
801 Riverfront	West Sacramento, CA	Preferred Equity	November 2020	285	15,092	15,092
417 Callowhill	Philadelphia, PA	Preferred Equity	November 2022	220	33,413	11,393
Total				1,293	$73,405	$51,385

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C (now known as Westerly and Millcreek North)	Salt Lake City, UT	2.84 acres	May 2021	$37,838	78.99%
The Archer (formerly Jasper)	Salt Lake City, UT	0.79 acres	June 2021	11,889	79.90%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,521	100.00%
Galleria	Salt Lake City, UT	26.07 acres	September 2022	28,700	100.00%
Total				$85,948

Results of Operations

Our results of operations for the three months ended March 31, 2023 and 2022 are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022	Change
Revenues
Rental and other property revenues	$35,581	$26,820	$8,761
Property management revenues	3,106	3,124	(18)
Other revenues	3	615	(612)
Total revenues	38,690	30,559	8,131
Operating expenses
Property operations expense	13,109	9,672	3,437
Property management expense	4,257	4,952	(695)
Asset management fee	4,786	3,792	994
Performance participation allocation	—	19,934	(19,934)
Depreciation and amortization	15,412	11,268	4,144
General and administrative expenses	3,299	3,223	76
Total operating expenses	40,863	52,841	(11,978)
Loss from operations	(2,173)	(22,282)	20,109
Equity in earnings of unconsolidated real estate entities	1,647	2,670	(1,023)
Interest income	403	16	387
Interest expense	(17,584)	(11,668)	(5,916)
Gain on sale of real estate assets	1,031	—	1,031
Promote from incentive allocation agreement	—	30,309	(30,309)
Other (expense) income	(1,418)	1,530	(2,948)
Income (loss) before income taxes	(18,094)	575	(18,669)
Income tax benefit (expense)	234	(7,463)	7,697
Net loss	(17,860)	(6,888)	(10,972)
Net loss attributable to noncontrolling interests:			—
Limited partners	8,397	3,828	4,569
Partially owned entities	44	55	(11)
Net loss attributable to common stockholders	$(9,419)	$(3,005)	$(6,414)

Weighted-average common shares outstanding	35,603,420	24,654,085	10,949,335
Net loss per common share - basic and diluted	$(0.26)	$(0.12)	$(0.14)

Comparison of the Three Months Ended March 31, 2023 and 2022

Rental and Other Property Revenues

Rental and other property revenues increased $8.8 million primarily due to the increase in non-same store revenues. The acquisitions of Cottonwood Lighthouse Point, Cottonwood Clermont and Cottonwood Ridgeview in 2022 contributed $4.1 million of property revenues and the completion and stabilization of Sugarmont and Park Avenue contributed $2.5 million. Refer to “Same Store Results of Operations” below for details on same store revenues.

Property Operations Expense

Property operations expense increased $3.4 million primarily due to the increase in non-same store expenses. The acquisitions of Cottonwood Lighthouse Point, Cottonwood Clermont and Cottonwood Ridgeview in 2022 contributed $1.8 million of property operation expenses and the completion and stabilization of Sugarmont and Park Avenue contributed and $0.5 million of property operations expenses. Refer to “Same Store Results of Operations” below for details on same store expenses.

Asset Management Fee

Asset management fees increased $1.0 million due to the increase in the value and number of overall assets under management.

Performance Participation Allocation

The performance participation allocation, as defined in our operating partnership agreement, is based on the total return to unit holders each year and paid to an affiliate of our advisor. Total return is primarily driven by appreciation to NAV and also includes distributions paid. No performance allocation was recorded during the three months ended March 31, 2023 as NAV decreased during that period. The increase in NAV during the three months ended March 31, 2022 resulted in a performance allocation of $19.9 million. Refer to Note 10 of the consolidated financial statements for additional information about the performance participation allocation.

Depreciation and Amortization

Depreciation and amortization increased $4.1 million due to additional depreciation and amortization of $3.6 million from Cottonwood Lighthouse, Cottonwood Clermont and Cottonwood Ridgeview and assets placed in service from our development projects.

Equity in earnings of unconsolidated real estate entities

Equity in earnings of unconsolidated real estate entities decreased $1.0 million primarily due the loss of two equity method investments in 2022 (one through sale and the other through consolidation) as well as fair value adjustments on interest rate caps and finance expenses recorded at the underlying properties. This was offset by increases in income on preferred equity investments.

Interest Expense

Interest expense increased $5.9 million. The acquisitions of Cottonwood Lighthouse Point, Cottonwood Clermont and Cottonwood Ridgeview in 2022 contributed $1.6 million. Higher interest rates and mortgage balances contributed $5.6 million. These increases were offset by a $2.4 million reduction in interest from our Series 2016 Preferred Stock and Series 2017 Preferred Stock that were redeemed in 2022.

Promote from Incentive Allocation Agreement

In 2018, CROP sold a portfolio of 12 properties to an unrelated real estate firm. Under the sales arrangement, CROP entered into an incentive allocation agreement that entitled CROP to participate in distributions from the portfolio should returns exceed certain amounts. During the first quarter of 2022 the real estate firm sold the portfolio of properties. Our taxable REIT subsidiary realized a promote distribution of $30.3 million from the sale in the first quarter of 2022. We managed the portfolio on behalf of the real estate firm prior to the portfolio being sold. No promote was realized in 2023.

Income Tax Expense

Income tax expense decreased $7.7 million primarily due to the tax liability associated with the promote distribution from the incentive allocation agreement during the first quarter of 2022.

Same Store Results of Operations

Net operating income (“NOI”) is a supplemental non-GAAP measure of our property operating results. We define NOI as operating revenues less operating expenses. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider NOI to be an appropriate supplemental performance measure. We believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, interest expense, gains on sale of real estate, other income and expense, and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI, therefore, our investors should consider net income (loss) as the primary indicator our overall financial performance.

We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. Our same store portfolio includes consolidated operating properties owned for the entirety of both the current and prior years for which the operations had been stabilized. Operating properties excluded from same store include development properties that have undergone lease up and properties that have been acquired and/or consolidated during the same store reporting period. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

For the three months ended March 31, 2023, our same store portfolio consisted of 18 properties, representing approximately 5,200 units. The average occupancy rate for the same store portfolio was 94.1%, compared to 95.2% from the same period in the prior year.

The following table reconciles GAAP net loss to same store net operating income for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(9,419)	$(3,005)
Adjustments to arrive at same store net operating income
Property management revenues	(3,106)	(3,124)
Other revenues	(3)	(615)
Property management expense	4,257	4,952
Asset management fee	4,786	3,792
Performance participation allocation	—	19,934
Depreciation and amortization	15,412	11,268
General and administrative expenses	3,299	3,223
Equity in earnings of unconsolidated real estate entities	(1,647)	(2,670)
Interest income	(403)	(16)
Interest expense	17,584	11,668
Gain on sale of real estate assets	(1,031)	—
Promote from incentive allocation agreement	—	(30,309)
Other (expense) income	1,418	(1,530)
Income tax benefit (expense)	(234)	7,463
Net loss attributable to noncontrolling interests - limited partners	(8,397)	(3,828)
Net loss attributable to noncontrolling interests - partially owned entities	(44)	(55)
Net operating income	$22,472	$17,148
Less: Non-same store net operating income	$5,066	$774
Same store net operating income	$17,406	$16,374

Same store NOI for the three months ended March 31, 2023 and 2022 is as follows ($ in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Rental and other property revenues
Same store	$27,644	$25,560	$2,084
Non-same store	7,937	1,260	6,677
Total rental and other property revenues	35,581	26,820	8,761
Property operations expense
Same store	10,238	9,186	1,052
Non-same store	2,871	486	2,385
Total property operations expense	13,109	9,672	3,437
Net operating income
Same store	17,406	16,374	1,032
Non-same store	5,066	774	4,292
Total net operating income	$22,472	$17,148	$5,324

Rental and Other Property Revenues

Same store rental and other property revenues increased $2.1 million due to increases in rents. The weighted average net effective rent per unit for the same store portfolio during the three months ended March 31, 2023 was $1,695 compared to $1,539 for the same period in the prior year.

Property Operations Expense

Same store operations expense increased $1.1 million primarily due to a higher cost environment. The largest increases were in real estate taxes and insurance.

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

The following table presents the calculation of FFO and Core FFO (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders	$(9,419)	$(3,005)
Adjustments to arrive at FFO:
Real estate related depreciation and amortization	14,623	10,424
Depreciation and amortization from unconsolidated real estate entities	1,804	2,343
Gain on sale of real estate asset	(1,031)	—
Loss allocated to noncontrolling interests - limited partners	(8,397)	(3,828)
Amount attributable to above from noncontrolling interests - partially owned entities	(435)	337
Funds from operations attributable to common stockholders and unit holders	(2,855)	6,271
Adjustments:
Amortization of intangible assets	789	844
Accretion of discount on preferred stock	1,476	1,281
Performance participation allocation	—	19,934
Share-based compensation (1)	1,143	865
Promote from incentive allocation agreement (tax effected)	—	(23,047)
Acquisition fees and expenses	59	73
Loss on debt extinguishment	1,135	551
Legal costs and settlements, net (1)	304	448
(Gains) losses on derivatives	1,347	(1,427)
Other adjustments	669	76
Amount attributable to above from unconsolidated real estate entities	844	(1,012)
Amount attributable to above from noncontrolling interests - partially owned entities	(83)	53
Core funds from operations attributable to common stockholders and unit holders	$4,828	$4,910

FFO per common share and unit - diluted	$(0.04)	$0.11
Core FFO per common share and unit - diluted	$0.07	$0.09
Weighted-average common shares and units outstanding	67,344,109	56,059,856

(1) Beginning September 30 2022 we adjusted Core FFO for share-based compensation and litigation costs. Prior year Core FFO was also adjusted by these items for comparability.

Refer to “Results of Operations” and “Same Store Results of Operations” above for further detail.

Weighted average common shares and units are as follows:

	Three Months Ended March 31,
	2023	2022
Weighted-average common shares	35,603,420	24,654,085
Weighted-average limited partnership unit	31,740,689	31,405,771
Weighted-average common shares and units outstanding	67,344,109	56,059,856

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a March 31, 2023 NAV per share for our outstanding Class T, Class D, Class I, and Class A shares of $18.4600.

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

Our total NAV in the following table includes the NAV of our Class T, Class D, Class I, and Class A common stockholders, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of March 31, 2023 (in thousands except share data):

Components of NAV*	As of 3/31/2023
Investments in Multifamily Operating Properties	$2,350,038
Investments in Multifamily Development Properties	129,701
Investments in Real-estate Related Structured Investments	66,348
Investments in Land Held for Development	78,576
Operating Company and Other Net Current Assets	4,443
Cash and Cash Equivalents	28,880
Secured Real Estate Financing	(1,206,181)
Subordinated Unsecured Notes	(42,693)
Preferred Equity	(157,370)
Accrued Performance Participation Allocation	—
Net Asset Value	$1,251,743
Fully-diluted Shares/Units Outstanding	67,808,246

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2023 (in thousands, except share and per share data):

	Class
	T	D	I	A	OP(1)	Total
As of March 31, 2023
Monthly NAV	$94,313	$3,063	$76,442	$474,667	$603,258	$1,251,743
Fully-diluted Outstanding Shares/Units	5,109,023	165,927	4,140,933	25,713,209	32,679,154	67,808,246
NAV per Fully-diluted Share/Unit	$18.4600	$18.4600	$18.4600	$18.4600	$18.4600

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the independent appraisal firms in the discounted cash flow methodology used in the March 31, 2023, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.21%	4.92%
Development Assets	6.14%	4.75%

* Presented as adjusted for the Company's economic ownership percentage in each asset, weighted by gross value.

A change in these assumptions would impact the calculation by the independent appraisal firms of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.5%	2.1%
	0.25% increase	(2.4)%	(2.1)%
Exit Capitalization Rate	0.25% decrease	3.9%	4.0%
	0.25% increase	(3.4)%	(3.6)%

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV (in thousands):

March 31, 2023
Stockholders’ equity	$299,104
Non-controlling interests attributable to limited partners	262,839
Total partners' capital of CROP under U.S. GAAP	561,943
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	154,196
Goodwill	(439)
Deferred tax liability	434
Discount on preferred stock	(7,229)
Unrealized net real estate and debt appreciation	542,838
NAV	$1,251,743

The following details the adjustments to reconcile GAAP stockholders’ equity and CROP partners' capital per our condensed consolidated balance sheet to our NAV:

•We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV. Accumulated depreciation and amortization associated with our investments in unconsolidated real estate entities is also not recorded for purposes of determining our NAV.
•We recorded goodwill for the difference between the transaction price of the merger with Cottonwood Residential II, Inc. in 2021 and the fair value of identifiable assets acquired, liabilities assumed, and non-controlling interests. Goodwill was not included for purposes of determining our NAV.
•We exclude deferred tax assets and liabilities unless a refund or payment is likely or probable.
•Our preferred stock is accounted for as a liability with associated issuance costs deferred and amortized under GAAP. These issuance costs are excluded for purposes of determining our NAV.
•Our investments in real estate are presented under historical cost in our GAAP consolidated financial statements. Additionally, our mortgage notes, revolving credit facility and construction loans are presented at their carrying value in our consolidated GAAP financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our instruments are recorded at fair value.

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended March 31, 2023, our total operating expenses were less than the 2%/25% Limitation.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are and will be for the acquisition of multifamily apartment communities and investments in multifamily real estate-related assets; operating expenses, including the management fee we pay to our advisor and the performance participation allocation (when applicable); capital expenditures, including those on our development projects; general and administrative expenses; payments under debt obligations; repurchases of common and preferred stock; and payments of distributions to stockholders. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the 2023 Private Offering, the Follow-on Offering, from our credit facilities, other secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations.

We intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals at the property level. Factors which could increase or decrease our future liquidity include but are not limited to operating performance of the properties, the rising interest rate environment and inflation which could increase our expenses, and the satisfaction of REIT dividend requirements.

As of March 31, 2023, we have $829.2 million of fixed rate debt and $244.6 million of variable rate debt, which includes $66.4 million of construction loans. $142.7 million, or 58% of our variable rate debt, is accompanied by interest rate cap hedging instruments. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $42.7 million as of March 31, 2023.

We have various credit facilities in place that provide us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate and is secured by Cottonwood One Upland and Parc Westborough. We may obtain advances secured against Cottonwood One Upland and Parc Westborough up to $125.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of March 31, 2023, we had advances of $35.5 million on the JP Morgan Revolving Credit Facility, with the amount we could borrow capped at $106.3 million primarily due to the rising interest rate environment. Additionally, we have two other facilities through Fannie Mae included within our floating rate mortgages that may provide additional liquidity if necessary as long as we maintain certain loan-to-value ratios and other requirements as set forth in the loan documents.

We must redeem the Series 2019 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on December 31, 2023. This date may be extended by two one-year extension options. We also must redeem the Series 2023 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on June 30, 2027. This date may be extended by two one-year extension options. As of March 31, 2023, we had 12.6 million and 3.1 million shares of our Series 2019 and Series 2023 Preferred Stock outstanding, respectively.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(20,510)	$(14,806)
Net cash provided by investing activities	9,856	20,084
Net cash provided by financing activities	23,154	99,517
Net increase in cash and cash equivalents and restricted cash	$12,500	$104,795

Net cash flows used in operating activities in the first quarter of 2023 increased $5.7 million compared to the same period in 2022 primarily due an increase in interest expense on our mortgage notes and revolving credit facility from the rising interest rate environment, increased property operations expense driven by the rising costs from inflation, and the net impact of the one-time incentive allocation promote that was realized in the first quarter of 2022. These items were partially offset by a smaller performance participation allocation payment in the first quarter of 2023 compared to the first quarter of 2022, and increased receipts from the 2022 acquisitions of Cottonwood Clermont, Cottonwood Lighthouse, and Cottonwood Ridgeview.

Cash flows provided by investing activities were $9.9 million during the three months ended March 31, 2023, due to $18.1 million of capital returned from investments in unconsolidated entities upon refinance and proceeds from the sale of interests in Cottonwood Lighthouse Point, offset by capital expenditures and investments in unconsolidated real estate entities. Cash flows provided by investing activities were $20.1 million for the same period in 2022 due to $38.8 million of capital returned from investments in unconsolidated entities upon refinance, offset by capital expenditures.

Cash flows provided by financing activities were $23.2 million during the three months ended March 31, 2023, as a result of proceeds we received from the issuance of Series 2023 Preferred Stock and common stock and net borrowings under mortgage notes and term loans. This was offset by the net repayments on our JP Morgan Revolving Credit Facility, distributions paid to both common stockholders and noncontrolling interest holders, net repayment on construction loans, and repurchases of common stock and OP Units. Cash flows provided by financing activities were $99.5 million for the same period in 2022, as a result of proceeds we received from the issuance of Series 2019 Preferred Stock and common stock and net borrowings under mortgage notes and term loans. This was offset by distributions paid to both common stockholders and noncontrolling interest holders, net repayments made on our JP Morgan Revolving Credit Facility, repayment on construction loans, and repurchases of preferred stock, common stock and OP Units.

Distributions

The following table shows distributions paid and cash flow provided by (used in) operating activities during the three months ended March 31, 2023 and the year ended December 31, 2022 (in thousands):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Distributions paid in cash - common stockholders	$6,246	$20,032
Distributions paid in cash to noncontrolling interests - limited partners	5,688	22,198
Distributions of DRP (reinvested)	697	2,219
Total distributions (1)	$12,631	$44,449

Source of distributions (2)
Paid from cash flows provided by operations	$—	$23,365
Paid from additional borrowings	11,934	9,231
Paid from offering proceeds	—	9,634
Offering proceeds from issuance of common stock pursuant to the DRP	697	2,219
Total sources	$12,631	$44,449

Net cash (used in) provided by operating activities (2)	$(20,510)	$8,559

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

For the three months ended March 31, 2023, distributions declared to common stockholders and limited partners were $6.2 million and $5.8 million, respectively. For the three months ended March 31, 2023, we paid aggregate distributions to common stockholders and limited partners of $6.2 million and $5.7 million. For the three months ended March 31, 2023, our net loss was $17.9 million. Cash flows used in operating activities for the three months ended March 31, 2023 was $20.5 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2022 for discussions of our critical accounting estimates. As of March 31, 2023, our critical accounting estimates have not changed from those described in that report.

Subsequent Events
Hollywood Mezzanine Loan

On April 14, 2023, we entered into an agreement to provide a $10.0 million mezzanine loan to assist in the development of 2215 Hollywood Apartments, a 180-unit multifamily development in Hollywood, FL. We provided the first $2.0 million of our $10.0 million commitment upon the execution of the agreement. The mezzanine loan accrues interest at a rate of 14.5% on the entire commitment and matures on April 14, 2026 subject to certain conditions being met, with a 12-month extension option.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Risks Related to our Company

Adverse developments affecting the financial services industry may adversely affect our business, financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank  (now a division of First Citizens Bank) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, which has been followed by the collapse of Signature Bank, Silvergate Capital Corp. and First Republic Bank.  Although we do not currently have direct exposure to these financial institutions, if a depository institution in which we deposit funds is adversely impacted from conditions in the financial or credit markets or otherwise, it could impact access to our cash or cash equivalents and could adversely impact our financial condition. Our cash and cash equivalents balance exceeds federally insurable limits as of March 31, 2023. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the three months ended March 31, 2023 and for the year ended December 31, 2022, we had consolidated net losses of $17.9 million and $34.0 million, respectively. As of March 31, 2023, we had an accumulated deficit of $80.9 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $15.4 million for the three months ended March 31, 2023 and $54.6 million for the year ended December 31, 2022. In addition, the year ended December 31, 2022 also included $20.3 million of charges related to the performance participation allocation. There was no performance participation allocation for the three months ended March 31, 2023.

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

During our operations, it is likely that we will use sources of funds, which may constitute a return of capital to fund distributions. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after, we may not be able to make distributions solely from our cash flow from operations. Further, because we may receive income from our investments at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our existence and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will make these distributions in advance of our actual receipt of these funds. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. In these instances, we expect to look to third party borrowings to fund our distributions. We may also fund such distributions from the sale of assets. To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

For the three months ended March 31, 2023, and the year ended December 31, 2022, we paid aggregate distributions to common stockholders and limited partnership unit holders of $12.6 million and $44.4 million, including $11.9 million and $42.2 million of distributions paid in cash and $0.7 million and $2.2 million of distributions reinvested through our distribution reinvestment plan, respectively. Our net loss for the three months ended March 31, 2023 and the year ended December 31, 2022 was $17.9 million and $34.0 million, respectively. Cash flows used in operating activities were $20.5 million for the three months ended March 31, 2023, and cash flows provided by operating activities were $8.6 million for the year ended December 31, 2022. We funded our total distribution paid during the three months ended March 31, 2023, which includes net cash distributions and distribution reinvestment by stockholders, with $11.9 million from additional borrowings and $0.7 million of offering proceeds from issuance of common stock pursuant to the DRP. We funded our total distributions paid during 2022, which includes net cash distributions and distributions reinvested by stockholders, with $23.4 million prior period cash provided by operating activities, $9.2 million from additional borrowings, and $9.6 million of offering proceeds.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the three months ended March 31, 2023, we sold equity securities that were not registered under the Securities Act as described below.

On December 13, 2022, we launched the 2023 Private Offering, a best-efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act. Additional information about the 2023 Private

Offering and sales of Series 2023 Preferred Stock in the 2023 Private Offering are disclosed under Item 3.02 in our Current Reports on Form 8-K.

On January 6, 2023, we granted an aggregate of 12,754 LTIP Units with an aggregate value of $0.3 million, based on the November 30, 2022 net asset value of OP Units, to our three independent directors as compensation for serving as directors. The LTIP Units have a one-year vesting schedule. The issuance of such shares of units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

On January 6, 2023, we granted an aggregate of 77,849 LTIP Units with an aggregate value of $1.6 million to our executive officers and certain of our employees as equity compensation. The LTIP Units vest over four years in equal installments on a quarterly basis, subject to continued service. In addition, on January 6, 2023, the compensation committee determined that 111,092 LTIP Units with an aggregate value of $2.2 million were earned by certain executive officers under performance unit awards made in 2020. The earned LTIP units fully vest on the one-year anniversary of the last day of the performance period, subject to continued employment with us or our advisor and its affiliates. The value of the OP Units was determined by reference to the November 30, 2022 net asset value of OP Units. The issuance of such shares of units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

Over time, the LTIP Units can achieve full parity with CROP Units for all purposes. If such parity is reached, non-forfeitable LTIP Units may be converted into CROP Units. CROP Units may be redeemed for cash equal to the then-current market value of one share of Class I common stock or, at our election, for shares of our Class I common stock on a one-for-one basis.

On March 31, 2023, CROP issued 1,063,293 CROP Units in exchange for an additional 45.4% tenant-in-common interests in Alpha Mill. The value of the CROP Units on the close date was $19.8 million based on the net asset value of CROP Units as of February 29, 2023, the most recently disclosed net asset value at the close date. The issuance of such shares of units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

On January 6, 2023, the compensation committee of the Company approved the grant of 5,827 restricted shares of Class I common stock with an aggregate value of $0.1 million, as determined based on the net asset value per Class I share as of November 30, 2022, to non-executive level employees of the Company and of CC Advisors III and its affiliates for past and future services for the Company in a private transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

During the three months ended March 31, 2023, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
January 2023	413,552	1.1028769%	$18.4726	—
February 2023	176,389	0.4674811%	$18.0330	—
March 2023	463,186	1.2362387%	$17.6115	—
Total	1,053,127

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

Dated: May 12, 2023