Form 10-Q
period 2023-06-30
Cottonwood Communities, Inc.
filed 2023-08-14
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 8, 2023, there were 4,903,684 shares of the registrant’s Class T common stock, 209,429 shares of the registrant's Class D common stock, 4,462,772 shares of the registrant's Class I common stock, and 24,545,028 shares of the registrant’s Class A common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)
Real estate assets, net	$1,599,376	$1,697,607
Investments in unconsolidated real estate entities	185,905	133,207
Investment in real-estate related loan, net	1,982	—
Cash and cash equivalents	81,459	63,173
Restricted cash	22,665	32,351
Other assets	34,749	29,299
Total assets	$1,926,136	$1,955,637
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,010,942	$1,000,137
Construction loans, net	71,790	95,327
Preferred stock, net	178,699	121,390
Unsecured promissory notes, net	42,433	42,953
Performance participation allocation due to affiliate	—	20,320
Accounts payable, accrued expenses and other liabilities	68,638	65,611
Total liabilities	1,372,502	1,345,738
Commitments and contingencies (Note 12)
Equity and noncontrolling interests
Stockholders' equity
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 5,160,350 and 4,815,122 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	52	48
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 194,788 and 64,673 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	2	1
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 4,323,063 and 3,861,049 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	43	39
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 24,778,115 and 26,604,864 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	241	266
Additional paid-in capital	406,900	414,140
Accumulated distributions	(50,393)	(38,049)
Accumulated deficit	(87,750)	(71,513)
Total stockholders' equity	269,095	304,932
Noncontrolling interests
Limited partners	252,226	272,536
Partially owned entities	32,313	32,431
Total noncontrolling interests	284,539	304,967
Total equity and noncontrolling interests	553,634	609,899
Total liabilities, equity and noncontrolling interests	$1,926,136	$1,955,637

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Rental and other property revenues	$34,888	$28,603	$70,469	$55,423
Property management revenues	2,505	2,703	5,611	5,826
Other revenues	419	634	422	1,249
Total revenues	37,812	31,940	76,502	62,498
Operating expenses
Property operations expense	12,884	10,589	25,993	20,262
Property management expense	4,264	4,587	8,522	9,540
Asset management fee	4,580	4,348	9,366	8,139
Performance participation allocation	—	10,144	—	30,078
Depreciation and amortization	13,578	11,992	28,990	23,259
General and administrative expenses	2,348	3,352	5,647	6,575
Total operating expenses	37,654	45,012	78,518	97,853
Income (loss) from operations	158	(13,072)	(2,016)	(35,355)
Equity in earnings of unconsolidated real estate entities	1,983	4,052	3,630	6,723
Interest income	491	8	894	23
Interest expense	(17,123)	(11,617)	(34,707)	(23,285)
Gain on sale of real estate assets	—	—	1,031	—
Gain on sale of unconsolidated real estate entities	—	7,634	—	7,634
Promote from incentive allocation agreement	119	—	119	30,309
Other (expense) income	1,294	290	(123)	1,819
Loss before income taxes	(13,078)	(12,705)	(31,172)	(12,132)
Income tax benefit (expense)	73	(288)	307	(7,750)
Net loss	(13,005)	(12,993)	(30,865)	(19,882)
Net loss attributable to noncontrolling interests:
Limited partners	6,314	6,752	14,711	10,580
Partially owned entities	(127)	398	(83)	453
Net loss attributable to common stockholders	$(6,818)	$(5,843)	$(16,237)	$(8,849)

Weighted-average common shares outstanding	35,002,140	27,156,490	35,300,655	25,912,200
Net loss per common share - basic and diluted	$(0.19)	$(0.22)	$(0.46)	$(0.34)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

	Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Common Stock Class T	Common Stock Class D	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at January 1, 2023	$48	$1	$39	$266	$—	$414,140	$(38,049)	$(71,513)	$304,932	$272,536	$32,431	$609,899
Issuance of common stock	3	1	2	—	—	13,401	—	—	13,407	—	—	13,407
Offering costs	—	—	—	—	—	(1,188)	—	—	(1,188)	—	—	(1,188)
Distribution reinvestment	—	—	—	—	—	696	—	—	696	—	—	696
Common stock/OP Units repurchased	—	—	(1)	(9)	—	(18,967)	—	—	(18,977)	(649)	—	(19,626)
Exchanges and transfers	—	—	1	—	—	1,970	—	—	1,971	(1,971)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	19,829	—	19,829
Share-based compensation	—	—	—	—	—	55	—	—	55	1,105	—	1,160
Distributions to investors	—	—	—	—	—	—	(6,230)	—	(6,230)	(5,757)	(126)	(12,113)
Net loss	—	—	—	—	—	—	—	(9,419)	(9,419)	(8,397)	(44)	(17,860)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	7,150	—	—	7,150	(7,150)	—	—
Balance at March 31, 2023	51	2	41	257	—	417,257	(44,279)	(80,932)	292,397	269,546	32,261	594,204
Issuance of common stock	2	—	2	—	—	7,218	—	—	7,222	—	—	7,222
Offering costs	—	—	—	—	—	(794)	—	—	(794)	—	—	(794)
Distribution reinvestment	—	—	—	—	—	709	—	—	709	—	—	709
Common stock/OP Units repurchased	(1)	—	(2)	(16)	—	(22,686)	—	—	(22,705)	(525)	—	(23,230)
Exchanges and transfers	—	—	2	—	—	4,050	—	—	4,052	(4,052)	—	—
Share-based compensation	—	—	—	—	—	60	—	—	60	508	—	568
Distributions to investors	—	—	—	—	—	—	(6,114)	—	(6,114)	(5,851)	(75)	(12,040)
Net loss	—	—	—	—	—	—	—	(6,818)	(6,818)	(6,314)	127	(13,005)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	1,086	—	—	1,086	(1,086)	—	—
Balance at June 30, 2023	$52	$2	$43	$241	$—	$406,900	$(50,393)	$(87,750)	$269,095	$252,226	$32,313	$553,634

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
(in thousands, except share data)

	Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Common Stock Class T	Common Stock Class D	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at January 1, 2022	$—	$—	$2	$234	$—	$275,821	$(17,273)	$(55,864)	$202,920	$267,472	$70,277	$540,669
Issuance of common stock	14	—	4	—	—	32,912	—	—	32,930	—	—	32,930
Offering costs	—	—	—	—	—	(2,958)	—	—	(2,958)	—	—	(2,958)
Distribution reinvestment	—	—	—	—	—	464	—	—	464	—	—	464
Common stock/OP Units repurchased	—	—	—	(2)	—	(3,106)	—	—	(3,108)	(286)	—	(3,394)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	662	662
Share-based compensation	—	—	—	—	—	—	—	—	—	865	—	865
Distributions to investors	—	—	—	—	—	—	(4,314)	—	(4,314)	(5,460)	(4,073)	(13,847)
Net loss	—	—	—	—	—	—	—	(3,005)	(3,005)	(3,828)	(55)	(6,888)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	(8,008)	—	—	(8,008)	8,008	—	—
Balance at March 31, 2022	14	—	6	232	—	295,125	(21,587)	(58,869)	214,921	266,771	66,811	548,503
Issuance of common stock	15	—	12	—	—	53,522	—	—	53,549	—	—	53,549
Offering costs	—	—	—	—	—	(4,211)	—	—	(4,211)	—	—	(4,211)
Distribution reinvestment	—	—	—	1	—	656	—	—	657	—	—	657
Common stock/OP Units repurchased	—	—	—	(3)	—	(5,591)	—	—	(5,594)	(445)	—	(6,039)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	(210)	15,444	15,234
Share-based compensation	—	—	—	—	—	—	—	—	—	941	—	941
Distributions to investors	—	—	—	—	—	—	(4,765)	—	(4,765)	(5,558)	(122)	(10,445)
Net loss	—	—	—	—	—	—	—	(5,843)	(5,843)	(6,752)	(398)	(12,993)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	(12,486)	—	—	(12,486)	12,486	—	—
Balance at June 30, 2022	$29	$—	$18	$230	$—	$327,015	$(26,352)	$(64,712)	$236,228	$267,233	$81,735	$585,196

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,865)	$(19,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,990	23,259
Gain on sale of real estate assets	(1,031)	—
Gain on sale of investments in unconsolidated real estate entities	—	(7,634)
Share-based compensation	1,728	1,596
Other operating	3,997	3,495
Equity in earnings of unconsolidated real estate entities	(3,630)	(6,723)
Distributions from unconsolidated real estate entities - return on capital	2,439	6,423
Changes in operating assets and liabilities:
Other assets	(8,488)	(3,498)
Performance participation allocation	—	30,078
Performance participation allocation payment	(20,320)	(51,761)
Accounts payable, accrued expenses and other liabilities	3,665	14,378
Net cash used in operating activities	(23,515)	(10,269)
Cash flows from investing activities:
Acquisitions of real estate, net of cash acquired	—	(93,985)
Capital expenditures and development activities	(21,514)	(31,341)
Investments in unconsolidated real estate entities	(7,968)	(197)
Proceeds from sale of investments in unconsolidated real estate entities	—	28,734
Distributions from unconsolidated real estate entities - return of capital	18,106	38,769
Proceeds from sale of real estate assets, net	4,656	—
Contributions to investment in real-estate related loan	(2,000)	—
Net cash used in investing activities	(8,720)	(58,020)

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Principal payments on mortgage notes	(662)	(793)
Borrowings from revolving credit facility	45,500	138,000
Repayments on revolving credit facility	(50,000)	(98,000)
Borrowings under mortgage notes	265,513	464,372
Repayments of mortgage notes	(199,578)	(231,177)
Deferred financing costs on mortgage notes and term loans	(3,395)	(4,931)
Borrowings from construction loans	13,463	22,915
Repayments of construction loans	(37,000)	(59,660)
Proceeds from issuance of preferred stock	62,860	15,472
Redemption of preferred stock	(1,518)	(142,616)
Offering costs paid on issuance of preferred stock	(7,036)	(1,708)
Repurchase of unsecured promissory notes	(500)	(96)
Proceeds from issuance of common stock	22,037	87,600
Repurchase of common stock/OP Units	(42,857)	(9,432)
Offering costs paid on issuance of common stock	(1,840)	(4,109)
Contributions from noncontrolling interests	—	11,758
Distributions to common stockholders	(12,396)	(8,774)
Distributions to noncontrolling interests - limited partners	(11,555)	(11,018)
Distributions to noncontrolling interests - partially owned entities	(201)	(4,195)
Net cash provided by financing activities	40,835	163,608
Net increase in cash and cash equivalents and restricted cash	8,600	95,319
Cash and cash equivalents and restricted cash, beginning of period	95,524	45,390
Cash and cash equivalents and restricted cash, end of period	$104,124	$140,709

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$81,459	$72,640
Restricted cash	22,665	68,069
Total cash and cash equivalents and restricted cash	$104,124	$140,709

Supplemental disclosure of non-cash investing and financing activities:
Increase in accrued deferred offering costs	$143	$3,061
Alpha Mill acquisition of additional interests
Value of OP Units issued for additional investment in unconsolidated real estate entity	$19,829	$—

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

From August 13, 2018 to December 22, 2020 we conducted an initial public offering of our common stock (the “Initial Offering”), for which we raised gross proceeds of $122.0 million. The Initial Offering ended in December 2020. In November 2021, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of June 30, 2023, we have raised gross proceeds of $195.6 million from the Follow-on Offering, including $3.9 million proceeds from the DRP Offering.

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

In December 2022, we commenced a second private placement offering exempt from registration under the Securities Act pursuant to which we are offering a maximum of $100.0 million in shares of our Series 2023 Preferred Stock to accredited investors at a purchase price of $10.00 per share (the "2023 Private Offering" and together with the 2019 Private Offering, the “Private Offerings”). As of June 30, 2023, we have raised gross proceeds of $62.9 million from the 2023 Private Offering.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of June 30, 2023, our portfolio consists of ownership interests or structured investment interests in 35 multifamily apartment communities with a total of 10,000 units, including 1,473 units in five multifamily apartment communities in which we have a structured investment interest and another 504 units in two multifamily apartment communities under construction. In addition, we have an ownership interest in five land sites we plan to develop.

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
CROP was a joint venture partner with CMOF in all three of CMOF’s investments: Park Avenue (a development project), Cottonwood Broadway (a development project) and Block C (a joint venture owning land held for development in two projects called The Westerly and Millcreek North). Following the CMOF Merger, we acquired CMOF’s interest in the joint ventures, increasing our percentage ownership interest as follows: Park Avenue, 100.0%, Cottonwood Broadway, 100.0% and Block C, 79.0%. The three development projects acquired with the CMOF Merger were already consolidated by us. Refer to Note 3 and Note 10 for more information on Block C.

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

Organization and Offering Costs

Organization and offering costs in the Follow-on Offering are paid by purchasers of the shares through an adjustment to the purchase price of the share or their distribution (depending on the class of share purchased) or by us. They are recorded as an offset to equity. As of June 30, 2023, $18.1 million in organization and offering costs had been incurred in connection with the Follow-on Offering.

Organization and offering costs in the 2019 Private Offering and 2023 Private Offering were and are paid by us. Offering costs are deferred and amortized up to the redemption date through interest expense. We incurred $13.2 million of organization and offering costs related to the 2019 Private Offering, which was fully subscribed and terminated in March 2022. We incurred $7.2 million of organization and offering costs related to the 2023 Private Offering as of June 30, 2023.

Recent Accounting Pronouncements

On January 1, 2023, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amended the accounting for credit losses for certain financial instruments. The standard replaced the incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable information to determine and record credit loss estimates. The adoption has not had a material impact on our condensed consolidated financial statements through June 30, 2023.

Immaterial Correction to Consolidated Financial Statements

There was an immaterial understatement of cash provided from financing activities related to the incorrect inclusion of accrued deferred offering costs in the financing cash outflows section of the consolidated statement of cash flows for the six months ended June 30, 2022. This non-cash error was also included in changes in accounts payable, accrued expenses, and other liabilities in the operating activity section of the consolidated statement of cash flows. The impact of this error on the consolidated statement of cash flows was an understatement of cash used in operating activities of $3.1 million and an understatement of cash provided by financing activities by the same amount. Management has considered the error and concluded it is not material.

The following shows the line items as reported and as corrected for the six months ended June 30, 2022 (in thousands):

	As Previously Reported	Adjustment	As Corrected
Cash flows from operating activities:
Accounts payable, accrued expenses and other liabilities	$17,439	$(3,061)	$14,378
Net cash used in operating activities	$(7,208)	$(3,061)	$(10,269)

Cash flows from financing activities:
Offering costs paid on issuance of common stock	$(7,170)	$3,061	$(4,109)
Net cash provided by financing activities	$160,547	$3,061	$163,608

Supplemental disclosure of non-cash investing and financing activities:
Increase in accrued deferred offering costs	$—	$3,061	$3,061

There was also an imbalance in the partnership equity amounts between us and our limited partners where the net equity balance did not correlate to the respective partners’ ownership percentage. Each period the ownership of CROP varies between us, as the general partner, and the limited partners of CROP. This happens for variety of reasons, including the issuance of common stock at NAV, the redemption of common stock (often at a discount to NAV), the exchange or transfer of OP Units, the issuance of LTIP Units, and the issuance of common stock or OP Units to facilitate mergers and acquisitions. Transactions that change our ownership interest in CROP are accounted for as equity transactions if we retain our controlling financial interest in CROP and no gain or loss is recognized in net income. Accordingly, the net equity balance in CROP should be adjusted to reflect the changes in ownership of the operating partnership between us and the limited partners. These adjustments are based on their respective ownership at the end of each period and reflected as a reallocation between additional paid-in capital and noncontrolling interest - limited partners within our equity section on our Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. These immaterial reallocations have no impact on our net income, cash flows or the value of our OP Units. The following table summarizes the effects of these reallocations (in thousands):

	As Previously Reported	Adjustment	As Corrected
As of January 1, 2022
Additional paid-in capital	$252,035	$23,786	$275,821
Noncontrolling interests - limited partners	$291,258	$(23,786)	$267,472
As of March 31, 2022
Additional paid-in capital	$279,347	$15,778	$295,125
Noncontrolling interests - limited partners	$282,549	$(15,778)	$266,771
As of June 30, 2022
Additional paid-in capital	$323,723	$3,292	$327,015
Noncontrolling interests - limited partners	$270,525	$(3,292)	$267,233
As of December 31, 2022
Additional paid-in capital	$427,997	$(13,857)	$414,140
Noncontrolling interests - limited partners	$258,679	$13,857	$272,536
As of March 31, 2023
Additional paid-in capital	$423,964	$(6,707)	$417,257
Noncontrolling interests - limited partners	$262,839	$6,707	$269,546

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets (in thousands):

	June 30, 2023	December 31, 2022
Land	$255,633	$267,876
Buildings and improvements	1,337,064	1,348,019
Furniture, fixtures and equipment	56,203	54,067
Intangible assets	38,421	40,692
Construction in progress (1)	54,481	106,223
	1,741,802	1,816,877
Less: Accumulated depreciation and amortization	(142,426)	(119,270)
Real estate assets, net	$1,599,376	$1,697,607

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

Asset Acquisitions

There were no asset acquisitions during the six months ended June 30, 2023. The following table summarizes the purchase price allocation of the real estate assets acquired or consolidated during the year ended December 31, 2022 (in thousands):

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

Block C

On June 28, 2022, Block C, an early-stage development joint venture with CMOF, was recapitalized. Block C originally owned land for the development of two projects called The Westerly and Millcreek North. Entities affiliated with us and our advisor contributed capital to the joint venture and were admitted as members. We contributed additional funds to obtain a controlling interest in June 2022 and consolidated the joint venture, which had previously been recorded as an equity method investment. On September 27, 2022, we acquired CMOF’s interest in Block C as a result of the CMOF Merger. In April 2023, we merged another consolidated development project called The Archer into Block C. Interests in Block C not held by us are recorded as noncontrolling interest. The joint venture consists primarily of cash, land held for development, initial capitalized costs, and payables. Refer to Note 1 and Note 10 for further information on Block C.

CMOF Merger

The acquisition of an additional ownership interest of a consolidated entity is accounted for as an equity transaction. We acquired additional interests in three development projects with the CMOF Merger. These projects were already consolidated by us. Accordingly, noncontrolling interest was reduced by the carrying amount attributable to CMOF’s ownership in the three development projects and the difference between the carrying amount of the noncontrolling interest and the consideration paid was recorded as an adjustment to our equity through additional paid-in capital as follows (in thousands, except share and per share data):

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

4.    Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of June 30, 2023 and December 31, 2022 (in thousands):

			Balance at
Property / Development	Location	% Owned	June 30, 2023	December 31, 2022
Stabilized Assets
Alpha Mill (1) (2)	Charlotte, NC	73.7% (2)	$30,138	$10,470
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	12,701	30,792
Cottonwood Lighthouse Point (1) (3)	Pompano Beach, FL	86.8% (3)	40,744	—
Fox Point (1)	Salt Lake City, UT	52.8%	14,236	14,794
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	7,164	9,382
Melrose Phase II (1)	Nashville, TN	79.8%	5,697	6,185
Preferred Equity Investments
Lector85	Ybor City, FL		10,668	10,006
Astoria West (formerly Vernon)	Queens, NY		21,929	20,567
801 Riverfront	West Sacramento, CA		21,944	20,259
417 Callowhill	Philadelphia, PA		20,123	9,949
Other			561	803
Total			$185,905	$133,207

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

Equity in earnings (losses) for our stabilized assets for the three months ended June 30, 2023 and 2022 were $(1.1) million and $2.3 million, respectively. Equity in earnings (losses) for our stabilized assets for the six months ended June 30, 2023 and 2022 were $(2.4) million and $3.3 million, respectively. During February 2023, we received $16.9 million and $1.2 million in distributions as a return of capital from debt refinances at Cottonwood Bayview and Toscana at Valley Ridge, respectively.

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value method. Equity in earnings for our preferred equity investments for the three months ended June 30, 2023 and 2022 were $3.1 million and $1.8 million, respectively. Equity in earnings for our preferred equity investments for the six months ended June 30, 2023 and 2022 were $6.0 million and $3.4 million, respectively. During the six months ended June 30, 2023, we funded $7.9 million toward the 417 Callowhill preferred equity investment. As of June 30, 2023, we have funded $16.7 million in total towards the 417 Callowhill preferred equity investment and had a remaining commitment of $16.7 million. As of June 30, 2023, we had fully funded our commitments on the Lector85, Astoria West and 801 Riverfront preferred equity investments.

5.    Debt
Mortgage Notes and Revolving Credit Facility
The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of June 30, 2023 and December 31, 2022 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	June 30, 2023	December 31, 2022
Fixed rate loans
Fixed rate mortgages	4.40%	5.2 Years	$829,004	$528,308
Total fixed rate loans			829,004	528,308
Variable rate loans (2)
Floating rate mortgages	5.47% (3)	7.5 Years	142,744	426,130
Variable rate revolving credit facility (4)	6.79%	1.7 Years	49,500	54,000
Total variable rate loans			192,244	480,130
Total secured loans			1,021,248	1,008,438
Unamortized debt issuance costs			(6,782)	(4,878)
Premium on assumed debt, net			(3,524)	(3,423)
Mortgage notes and revolving credit facility, net			$1,010,942	$1,000,137

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed.
(2) The interest rate of our variable rate loans is primarily based on one-month LIBOR or one-month SOFR. For our variable rate loans based on LIBOR as of June 30, 2023, the fallback base rate from July 1, 2023 onward is 30-Day Average SOFR.

(3) Includes the impact of interest rate caps in effect on June 30, 2023.
(4) We may obtain advances secured against Cottonwood One Upland and Parc Westborough up to $125.0 million on our variable rate revolving credit facility, as long as certain loan-to-value ratios and other requirements are maintained. At June 30, 2023, the amount on our variable rate revolving credit facility was capped at $115.9 million primarily due to the current interest rate environment.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of June 30, 2023.

Construction Loans
Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at June 30, 2023	Amount Drawn at December 31, 2022
Park Avenue	(1)	(1)	(1)	$—	$37,000
Cottonwood Broadway	One-Month USD BSBY (2) + 2.9%	May 15, 2025	44,625	41,555	39,728
Cottonwood Highland	One-Month USD SOFR + 2.55%	May 1, 2029	44,250	30,235	18,599
			$88,875	$71,790	$95,327

(1) The Park Avenue construction loan was refinanced in March 2023 with a $43.5 million fixed rate mortgage which matures in 2028 and is included in mortgage notes above.
(2) BSBY refers to the Bloomberg Short-Term Bank Yield Index.
Unsecured Promissory Notes, Net
CROP issued notes to foreign investors outside of the United States. These notes are unsecured and subordinate to all of CROP's debt. Each note has extension options during which the interest rate will increase 0.25% each year.
Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date	Maximum Extension Date	June 30, 2023	December 31, 2022
2017 6% Notes (1)	$35,000	6.25%	December 31, 2023	December 31, 2024	$20,558	$20,718
2019 6% Notes	25,000	6.00%	December 31, 2023	December 31, 2025	21,875	22,235
	$60,000				$42,433	$42,953

(1) We exercised the option to extend the maturity date on our 2017 6% Notes for one additional year to December 31, 2023, which increased the interest rate from 6.00% to 6.25% for the period from January 1, 2023 to December 31, 2023.

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to June 30, 2023 are as follows (in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Unsecured Promissory Notes	Total
2023 (1)	$488	$—	$42,433	$42,921
2024 (2)	50,508	41,555	—	92,063
2025	1,961	—	—	1,961
2026	127,461	—	—	127,461
2027	367,378	—	—	367,378
Thereafter	473,452	30,235	—	503,687
	$1,021,248	$71,790	$42,433	$1,135,471

(1) Of the amounts maturing in 2023, $20.6 million relates to our 2017 6% Unsecured Promissory Notes which can be extended to December 31, 2024, and $21.9 million relates to our 2019 6% Unsecured Promissory Notes which can be extended for two one-year periods to December 31, 2025.

(2) Of the amounts maturing in 2024, $49.5 million relates to our variable rate revolving credit facility, which can be extended to March 19, 2025, subject to the satisfaction of certain conditions, and $41.6 million relates to the construction loan for Cottonwood Broadway, which can be extended to May 15, 2025 if we exercise the option to convert the construction loan to a Mini Perm Loan, subject to the satisfaction of certain conditions.

6.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of June 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real-estate related loans	$1,982	$2,000	$—	$—

Financial Liability:
Fixed rate mortgages	$829,004	$809,400	$528,308	$509,134
Floating rate mortgages	$142,744	$140,879	$426,130	$421,189
Variable rate revolving credit facility	$49,500	$49,500	$54,000	$54,000
Construction loans	$71,790	$71,790	$95,327	$95,327
Series 2019 Preferred Stock	$125,480	$125,480	$127,065	$127,065
Series 2023 Preferred Stock	$62,860	$62,860	$—	$—
Unsecured promissory notes	$42,433	$42,433	$42,953	$42,953

Our investments in real-estate related loans, fixed and floating rate mortgages, variable rate revolving credit facility, construction loans, preferred stock and unsecured promissory notes are categorized as Level 2 in the fair value hierarchy.

7.    Preferred Stock

We have two classes of preferred stock outstanding as of June 30, 2023, Series 2019 and Series 2023, that are accounted for as liabilities as they are mandatorily redeemable. Information on our preferred stock as of June 30, 2023 and December 31, 2022 is as follows:

					Shares Outstanding at
	Dividend Rate	Extension Dividend Rate	Redemption Date	Maximum Extension Date	June 30, 2023	December 31, 2022
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2023	December 31, 2025	12,547,989	12,706,485
Series 2023 Preferred Stock	6.0%	6.5% (1)	June 30, 2027	June 30, 2029	6,286,013	—

(1) Represents the fully extended dividend rate. During the first-year extension, the dividend rate is 6.25%.

The 2023 Private Offering commenced in December 2022, with our first shares issued in early 2023. During the six months ended June 30, 2023, we issued $62.9 million of Series 2023 Preferred Stock. We issued the remaining $15.5 million of Series 2019 Preferred Stock in the first quarter of 2022, whereupon the Series 2019 Offering was fully subscribed and terminated in March 2022. During the six months ended June 30, 2023, we incurred $0.9 million in dividends on our Series 2023 Preferred Stock. During both the six months ended June 30, 2023 and 2022, we incurred $3.4 million in dividends on our Series 2019 Preferred Stock. During 2022, we incurred $2.9 million in dividends on our Series 2016 Preferred Stock prior to their full redemption in April 2022 and we incurred an insignificant amount in dividends on our Series 2017 Preferred Stock prior to their full redemption at the end of January 2022.

No shares of our Series 2023 Preferred Stock were repurchased during the six months ended June 30, 2023. During the six months ended June 30, 2023 and 2022, we repurchased 158,496 shares of Series 2019 Preferred Stock for $1.5 million and 4,000 shares of Series 2019 Preferred Stock for $40,000, respectively. We fully redeemed our Series 2017 Preferred Stock at the end of January 2022 for $2.6 million and we fully redeemed our Series 2016 Preferred Stock in April 2022 for $139.8 million.

8.    Stockholders' Equity
Common Stock

The following table details the movement in the Company's outstanding shares for each class of common stock:

	Six Months Ended June 30, 2023
	Class T	Class D	Class I	Class A	Total
December 31, 2022	4,815,122	64,673	3,861,049	26,604,864	35,345,708
Issuance of common stock	492,257	129,705	440,904	—	1,062,866
Distribution reinvestment	16,607	411	13,214	43,021	73,252
Exchanges and transfers (1)	(725)	—	319,755	—	319,030
Repurchases of common stock	(162,911)	—	(311,859)	(1,869,770)	(2,344,540)
June 30, 2023	5,160,350	194,788	4,323,063	24,778,115	34,456,316

(1) Exchanges represent the number of shares OP Unit holders have exchanged for Class I shares during the period. Transfers represent Class T shares that were converted to Class I shares during the period.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the six months ended June 30, 2023, we paid aggregate distributions of $13.8 million, including $12.4 million distributions paid in cash and $1.4 million of distributions reinvested through our distribution reinvestment plan.

We declared the following monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2023	$0.06083333	$0.73
February 28, 2023	$0.06083333	$0.73
March 31, 2023	$0.06083333	$0.73
April 30, 2023	$0.06083333	$0.73
May 31, 2023	$0.06083333	$0.73
June 30, 2023	$0.06083333	$0.73

Repurchases

During the six months ended June 30, 2023, we repurchased 2,344,540 shares of common stock pursuant to our share repurchase program for $41.7 million, at an average repurchase price of $17.78. We had no unfulfilled repurchase requests during the six months ended June 30, 2023.

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

Asset Management Fee. Under the amended and restated advisory agreement entered May 7, 2021 and renewed through May 7, 2024, CROP pays our advisor a monthly management fee equal to 0.0625% of GAV (gross asset value of CROP, calculated pursuant to our valuation guidelines and reflective of the ownership interest held by CROP in such gross assets), subject to a cap of 0.125% of net asset value of CROP.

Asset management fees to our advisor for the three months ended June 30, 2023 and 2022 were $4.6 million and $4.3 million, respectively. Asset management fees to our advisor for the six months ended June 30, 2023 and 2022 were $9.4 million and $8.1 million, respectively.

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

Due to the decrease in net asset value, no performance participation allocation was incurred during the three or six months ended June 30, 2023. In March 2023, the $20.3 million performance participation allocation incurred as a result of the increase in the value of our net assets and dividends paid to stockholders during the year ended December 31, 2022 was paid in cash.

Block C

We, through our indirect subsidiaries, have a joint venture investment in Block C for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North and The Archer. As of June 30, 2023, entities affiliated with us and our advisor (the “Affiliated Members”) have made aggregate contributions of $10.9 million towards the joint venture. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs act of 2017. As of June 30, 2023, our ownership in the Block C joint venture was 82.2%.

11.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

Common Limited OP Units and LTIP Units are CROP units not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”
Common Limited OP Units - During the six months ended June 30, 2023 and 2022, we paid aggregate distributions to noncontrolling OP Unit holders of $11.6 million and $11.0 million, respectively.
LTIP Units - As of June 30, 2023, there were 602,895 unvested time LTIP awards and 597,105 unvested performance LTIP awards outstanding. LTIP Unit award share-based compensation, included within share-based compensation in the condensed consolidated statement of stockholders’ equity, was $1.6 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively. Total unrecognized compensation expense for LTIP Units at June 30, 2023 is $7.5 million and is expected to be recognized on a straight-line basis through December 2026.

Noncontrolling Interests - Partially Owned Entities

As of June 30, 2023, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 63%, with the average being 11%.

12.    Commitments and Contingencies

417 Callowhill

As of June 30, 2023, we had a remaining commitment of up to $16.7 million on the 417 Callowhill preferred equity investment.

2215 Hollywood

As of June 30, 2023, we had a remaining commitment of $8.0 million on the 2215 Hollywood Mezzanine Loan.

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of June 30, 2023, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

13.    Subsequent Events
We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Melrose Phase II TIC Transaction

Our investment in Melrose Phase II is recorded as an investment in unconsolidated real estate entities. On August 2, 2023, we acquired the remaining 20.2% tenant-in-common interests in Melrose Phase II for 175,077 OP Units. We now own 100% of the property. As a result of this transaction, Melrose Phase II will be consolidated from August 2, 2023 onward and recorded within real estate assets, net.

The Westerly

On July 12, 2023 we entered into a construction loan agreement with Regions Bank for a 198-unit multifamily project in Millcreek, UT; construction commenced the following day and is expected to be completed in 2026.

Monrovia Junior Mezzanine Loan

On July 18, 2023, we entered into an agreement to provide a junior mezzanine loan for an amount of up to $20.2 million (the “Monrovia Loan”) and funded $5.1 million of our commitment. The borrower intends to use the proceeds from the Monrovia Loan, a senior mezzanine loan, additional financing and common equity for the development of Jefferson Monrovia Station, a 296-unit multifamily project located in Monrovia, CA, a north-eastern suburb of Los Angeles (the “Project”).
The Monrovia Loan bears interest at an initial rate of 16.5% and is expected to be drawn upon in stages as needed throughout the construction of the Project. The maturity date is July 18, 2027 with two one-year extension options. The agreement has provisions for interest rate changes upon loan extension, receipt of temporary certificate of occupancy, and/or the achievement of a specified debt yield.

Prior to maturity, the borrower is required to make monthly interest only payments with principal due at maturity. Prepayment of the Monrovia Loan is permitted in whole but not in part subject to a make-whole premium.

Series 2023 Preferred Offering

On August 8, 2023, the board approved an increase in the size of our Series 2023 Preferred offering from $100.0 million to $150.0 million.

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

Additional risks related to our business are discussed herein under Part II - “Item 1A. Risk Factors” and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of June 30, 2023, we raised $122.0 million from the sale of our common stock in an initial public offering that we conducted from August 2018 through December 2020 and we raised $195.6 million in our follow-on offering that we commenced in November 2021 (including shares issued through the distribution reinvestment plan offering). Additionally, we raised gross proceeds of $127.0 million from the sale of our Series 2019 Preferred Stock in a private offering to accredited investors (which was fully subscribed in March 2022) and we raised gross proceeds of $62.9 million from the sale of our Series 2023 Preferred Stock in a second private offering to accredited investors as of June 30, 2023. We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored OP Units in CROP. We have primarily used the net proceeds to make investments in multifamily real estate and real estate-related assets.

As of our June 30, 2023 NAV, we had a portfolio of $2.6 billion in total assets, with 82.4% of our equity value in operating properties, 5.4% in development, 6.5% in land held for development and 5.7% in real estate-related structured investments. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.

Highlights for the Three Months Ended June 30, 2023

The following highlights activities that occurred during the three months ended June 30, 2023:

•Net loss attributable to common stockholders was $0.19 per diluted share compared to $0.22 for the same period in the prior year.
•Same store net operating income at share (“Same Store NOI”) was $21.5 million compared to $20.0 million for the same period in the prior year.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $0.03 per diluted share/unit compared to $(0.12) for the same period in the prior year. Core FFO was $0.07 per diluted share/unit, compared to $(0.10) for the same period in the prior year. The increase is primarily due to no performance participation allocation expense being recognized in 2023.
•Net asset value was $17.4638 per share/unit at June 30, 2023, compared to $18.4600 per share/unit at March 31, 2023.
•We funded the initial $2.0 million of our $10.0 million mezzanine loan investment in the 2215 Hollywood development.
•We funded an additional $5.3 million of our $33.4 million preferred equity investment in the 417 Callowhill development.
•We raised $27.5 million of net proceeds from the sale of Series 2023 Preferred Stock.
•We raised $7.3 million of net proceeds from the sale of stock issued under our follow-on offering.
•We repurchased $23.2 million of common stock and CROP Units at an average discount of 4% to NAV.

Highlights for the Six Months Ended June 30, 2023

The following highlights activities that occurred during the six months ended June 30, 2023:

•Net loss attributable to common stockholders was $0.46 per diluted share compared to $0.34 for the same period in the prior year.
•Same store net operating income at share (“Same Store NOI”) was $43.2 million compared to $40.3 million for the same period in the prior year.
•FFO attributable to common stockholders and unit holders was $(0.01) per diluted share/unit, the same as the prior year period. Core FFO was $0.14 per diluted share/unit, compared to $(0.36) for the same period in the prior year. The increase in Core FFO is primarily due to no performance participation allocation expense being recognized in 2023.
•Net asset value was $17.4638 per share/unit at June 30, 2023, compared to $19.5788 per share/unit at December 31, 2022.
•We funded the initial $2.0 million of our $10.0 million mezzanine loan investment in the 2215 Hollywood development.
•We funded an additional $7.9 million of our $33.4 million preferred equity investment in the 417 Callowhill development.
•We acquired 45.4% of tenant-in-common interests in Alpha Mill through the issuance of OP Units, increasing our ownership to 73.7%.
•We sold tenant-in-common interests in Cottonwood Lighthouse Point to certain unaffiliated third parties for $13.6 million.
•We refinanced seven properties for $326.0 million, receiving net proceeds of $58.0 million and obtaining a weighted average term and rate of 6.8 years and 5.08%, respectively. Two of the properties are unconsolidated.
•We modified the mortgage loan on Sugarmont, reducing the loan to $91.2 million and converting the interest rate from a floating rate to a fixed rate of 5.9%.
•We raised $55.8 million of net proceeds from the sale of Series 2023 Preferred Stock.
•We raised $20.2 million of net proceeds from the sale of stock issued under our follow-on offering.
•We repurchased $42.9 million of common stock and CROP Units at an average discount of 5% to NAV.

Our Investments

Information regarding our investments as of June 30, 2023 is as follows:

Stabilized Properties ($ in thousands, except net effective rent)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
Alpha Mill	Charlotte, NC	267	830	May 2021	$69,500		$39,044	$1,693	91.76%	73.71%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,486	90.84%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	1,409	92.05%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,517	92.23%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		35,188	2,080	93.48%	100.00%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,229	90.53%	86.77%
Cottonwood One Upland	Boston, MA	262	1,160	Mar 2020	103,600		29,700	2,842	97.33%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		37,557	1,495	92.14%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,859	96.89%	100.00%
Cottonwood West Palm	West Palm Beach, FL	245	1,122	May 2019	66,900		47,978	2,389	93.47%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,772	89.34%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,724	94.51%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		46,000	1,465	93.72%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		45,341	1,605	97.94%	100.00%
Melrose	Nashville, TN	220	951	May 2021	67,400		56,600	1,927	89.55%	100.00%
Melrose Phase II	Nashville, TN	139	675	May 2021	40,350		32,400	1,684	83.45%	79.82%
Parc Westborough	Boston, MA	249	1,008	May 2021	74,000		19,800	2,304	94.38%	100.00%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,520	(2)	43,453	1,919	92.74%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,845	92.50%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,396	93.72%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,367	1,073	94.48%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,719	93.91%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,373	1,678	88.17%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,567	90.63%	84.19%
Sugarmont	Salt Lake City, UT	341	904	May 2021	139,619	(2)	91,200	2,280	90.88%	99.00% (3)
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,561	93.85%	98.68%
The Marq Highland Park (4)	Tampa, FL	239	999	May 2021	65,700		46,802	2,133	96.23%	100.00%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,320	94.12%	58.60%
Total / Weighted-Average		8,023	963		$1,971,219		$1,290,643	$1,780	93.00%

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

(4) Data from commercial retail units are excluded from number of units and physical occupancy.

Development Properties ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Completion Date	Total Project Investment	Construction Debt Outstanding (1)	Percentage Owned by CROP
Cottonwood Broadway	Salt Lake City, UT	254	817	May 2021	3Q2023	$76,146	$41,555	100.00
Cottonwood Highland (2)	Salt Lake City, UT	250	757	May 2021	3Q2023	55,530	30,235	36.93% (2)
Total		504				$131,676	$71,790

(1) Construction debt outstanding is shown as if CROP owned 100% of the development property.
(2) Intended to qualify as a qualified opportunity zone investment. Excludes the commercial retail units in unit count. CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
Lector85	Ybor City, FL	Preferred Equity	August 2019	254	$9,900	$9,900
Astoria West (formerly Vernon)	Queens, NY	Preferred Equity	July 2020	534	15,000	15,000
801 Riverfront	West Sacramento, CA	Preferred Equity	November 2020	285	15,092	15,092
417 Callowhill	Philadelphia, PA	Preferred Equity	November 2022	220	33,413	16,652
2215 Hollywood	Hollywood, FL	Mezzanine Loan	April 2023	180	10,045	2,000
Total				1,473	$83,450	$58,644

Land Held for Development ($ in thousands)

Property Name / Joint Venture	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	3.63 acres	May 2021	$58,427	82.16%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,521	100.00%
Galleria	Salt Lake City, UT	26.07 acres	September 2022	29,283	100.00%
Total				$95,231

(1) The Block C joint venture includes land held for development for The Westerly, Millcreek North and The Archer multifamily development projects.

Results of Operations

Our results of operations for the three and six months ended June 30, 2023 and 2022 are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues
Rental and other property revenues	$34,888	$28,603	$6,285	$70,469	$55,423	$15,046
Property management revenues	2,505	2,703	(198)	5,611	5,826	(215)
Other revenues	419	634	(215)	422	1,249	(827)
Total revenues	37,812	31,940	5,872	76,502	62,498	14,004
Operating expenses
Property operations expense	12,884	10,589	2,295	25,993	20,262	5,731
Property management expense	4,264	4,587	(323)	8,522	9,540	(1,018)
Asset management fee	4,580	4,348	232	9,366	8,139	1,227
Performance participation allocation	—	10,144	(10,144)	—	30,078	(30,078)
Depreciation and amortization	13,578	11,992	1,586	28,990	23,259	5,731
General and administrative expenses	2,348	3,352	(1,004)	5,647	6,575	(928)
Total operating expenses	37,654	45,012	(7,358)	78,518	97,853	(19,335)
Income (loss) from operations	158	(13,072)	13,230	(2,016)	(35,355)	33,339
Equity in earnings of unconsolidated real estate entities	1,983	4,052	(2,069)	3,630	6,723	(3,093)
Interest income	491	8	483	894	23	871
Interest expense	(17,123)	(11,617)	(5,506)	(34,707)	(23,285)	(11,422)
Gain on sale of real estate assets	—	—	—	1,031	—	1,031
Gain on sale of unconsolidated real estate entities	—	7,634	(7,634)	—	7,634	(7,634)
Promote from incentive allocation agreement	119	—	119	119	30,309	(30,190)
Other (expense) income	1,294	290	1,004	(123)	1,819	(1,942)
Loss before income taxes	(13,078)	(12,705)	(373)	(31,172)	(12,132)	(19,040)
Income tax benefit (expense)	73	(288)	361	307	(7,750)	8,057
Net loss	(13,005)	(12,993)	(12)	(30,865)	(19,882)	(10,983)
Net loss attributable to noncontrolling interests:			—			—
Limited partners	6,314	6,752	(438)	14,711	10,580	4,131
Partially owned entities	(127)	398	(525)	(83)	453	(536)
Net loss attributable to common stockholders	$(6,818)	$(5,843)	$(975)	$(16,237)	$(8,849)	$(7,388)

Weighted-average common shares outstanding	35,002,140	27,156,490	7,845,650	35,300,655	25,912,200	9,388,455
Net loss per common share - basic and diluted	$(0.19)	$(0.22)	$0.03	$(0.46)	$(0.34)	$(0.12)

Comparison of the Three Months Ended June 30, 2023 and 2022

Rental and Other Property Revenues

Rental and other property revenues increased $6.3 million primarily due to the increase in non-same store revenues. The acquisitions of Cottonwood Lighthouse Point, Cottonwood Clermont and Cottonwood Ridgeview in 2022 accounted for $4.7 million of the increase and the completion and stabilization of Sugarmont and Park Avenue contributed $0.7 million. The remaining increase is due to higher rents . Refer to “Same Store Results of Operations” below for details on same store revenues.

Property Operations Expense

Property operations expense increased $2.3 million primarily due to the increase in non-same store expenses. The acquisitions of Cottonwood Lighthouse Point, Cottonwood Clermont and Cottonwood Ridgeview in 2022 and the completion and stabilization of Sugarmont and Park Avenue increased property operations expenses by $2.7 million. Refer to “Same Store Results of Operations” below for details on same store expenses.

Performance Participation Allocation

The performance participation allocation, as defined in our operating partnership agreement, is based on the total return to unit holders each year and paid to an affiliate of our advisor. Total return is primarily driven by appreciation to NAV and also includes distributions paid. No performance allocation was recorded during the three months ended June 30, 2023 as the required return hurdles were not met. The increase in NAV during the three months ended June 30, 2022 resulted in an additional performance allocation expense of $10.1 million for that period. Refer to Note 10 of the consolidated financial statements for additional information about the performance participation allocation.

Interest Expense

Interest expense increased $5.5 million. The acquisitions of Cottonwood Lighthouse Point, Cottonwood Clermont and Cottonwood Ridgeview in 2022 accounted for $1.6 million of the increase, higher interest rates and mortgage balances accounted for $3.2 million of the increase, and the issuance of 2023 Preferred Stock accounted for $1.0 million. These increases were offset by a $0.5 million reduction in interest from our Series 2016 Preferred Stock and Series 2017 Preferred Stock that were redeemed in 2022.

Gain on Sale of Unconsolidated Real Estate Entities

In the second quarter of 2022, we sold our entire interest in 3800 Main and a partial interest in Alpha Mill, both equity method investments, and recorded a gain of $7.6 million. No such sales occurred in 2023.

Comparison of the Six Months Ended June 30, 2023 and 2022

Rental and Other Property Revenues

Rental and other property revenues increased $15.0 million primarily due to the increase in non-same store revenues. The acquisitions of Cottonwood Lighthouse Point, Cottonwood Clermont and Cottonwood Ridgeview in 2022 accounted for $9.7 million of the increase and the stabilization of Sugarmont and Park Avenue contributed $1.2 million. The remaining increase is due to higher rents. Refer to “Same Store Results of Operations” below for details on same store revenues.

Property Operations Expense

Property operations expense increased $5.7 million due to the increase in non-same store expenses. The acquisitions of Cottonwood Lighthouse Point, Cottonwood Clermont and Cottonwood Ridgeview in 2022 accounted for $4.9 million of the increase and the completion and stabilization of Sugarmont and Park Avenue contributed $0.8 million of property operations expenses. Refer to “Same Store Results of Operations” below for details on same store expenses.

Performance Participation Allocation

No performance allocation was recorded during the six months ended June 30, 2023 as the required return hurdles were not met. The increase in NAV during the six months ended June 30, 2022 resulted in a performance allocation of $30.1 million. Refer to Note 10 of the consolidated financial statements for additional information about the performance participation allocation.

Depreciation and Amortization

Depreciation and amortization increased $5.7 million due to additional depreciation and amortization from Cottonwood Lighthouse Point, Cottonwood Clermont and Cottonwood Ridgeview.

Interest Expense

Interest expense increased $11.4 million. The acquisitions of Cottonwood Lighthouse Point, Cottonwood Clermont and Cottonwood Ridgeview in 2022 accounted for $3.2 million of the increase, higher interest rates and mortgage balances accounted for $9.1 million of the increase, and the issuance of 2023 Preferred Stock accounted for $1.3 million. These increases were offset by a $2.9 million reduction in interest from our Series 2016 Preferred Stock and Series 2017 Preferred Stock that were redeemed in 2022.

Gain on Sale of Unconsolidated Real Estate Entities

In the second quarter of 2022, we sold our entire interest in 3800 Main and a partial interest in Alpha Mill, both equity method investments, and recorded a gain of $7.6 million. No such sales occurred in 2023.

Promote from Incentive Allocation Agreement

In 2018, CROP sold a portfolio of 12 properties to an unrelated real estate firm. Under the sales arrangement, CROP entered into an incentive allocation agreement that entitled CROP to participate in distributions from the portfolio should returns exceed certain amounts. During the first quarter of 2022 the real estate firm sold the portfolio of properties. Our taxable REIT subsidiary realized a promote distribution from the sale in the first quarter of 2022. We managed the portfolio on behalf of the real estate firm prior to the portfolio being sold. No such promote was realized in 2023.

Income Tax Expense

Income tax expense decreased $8.1 million primarily due to the tax liability associated with the promote distribution from the incentive allocation agreement that was recorded in 2022. No significant tax liability was recorded in 2023.

Same Store Results of Operations

Net operating income (“NOI”) is a supplemental non-GAAP measure of our property operating results. We define NOI as operating revenues less operating expenses for stabilized properties, both consolidated and unconsolidated. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider NOI to be an appropriate supplemental performance measure. We believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, interest expense, gains on sale of real estate, other income and expense, and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating NOI, therefore, our investors should consider net income (loss) as the primary indicator our overall financial performance.

We evaluate the performance of our operating properties using a same store analysis because the population of properties is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. Our same store portfolio includes consolidated and unconsolidated stabilized properties which we manage and have ownership interests in for the entirety of both current and prior years. Operating properties excluded from same store include development properties that have undergone lease up and properties that have been acquired and/or consolidated during the same store reporting period. We believe the drivers of NOI for our consolidated stabilized properties are generally the same for our unconsolidated properties, of which we own on average 67.2%. Therefore we evaluate same store NOI based on our ownership in the properties within the same store portfolio. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

For the three and six months ended June 30, 2023, our same store portfolio consisted of 19 consolidated properties, representing approximately 5,500 units, and 5 unconsolidated properties, representing approximately 1,400 units. The weighted average occupancy rate for the same store portfolio was 93.2% at June 30, 2023, compared to 95.7% at June 30, 2022.

The following table reconciles rental and other property revenues less property operations expense (“Consolidated Property NOI”) from the consolidated statement of operations to Same Store NOI for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Consolidated Property NOI to Same Store NOI
Rental and other property revenues	$34,888	$28,603	$70,469	$55,423
Property operations expense	12,884	10,589	25,993	20,262
Consolidated Property NOI	22,004	18,014	44,476	35,161
Less: Non-same store NOI
Lease up properties	(2,766)	(1,315)	(5,534)	(2,044)
Acquisitions	(822)	(44)	(2,110)	(97)
Same store NOI - consolidated properties	18,416	16,655	36,832	33,020
Non-core property expenses, net	155	(160)	470	(64)
Same store NOI attributable to noncontrolling interests	(344)	(321)	(694)	(658)
Same store NOI - unconsolidated properties	3,257	3,806	6,601	7,961
Cottonwood share of same store NOI	$21,484	$19,980	$43,209	$40,259

The following table reconciles equity in earnings of unconsolidated real estate entities from the consolidated statement of operations to same store net operating income from unconsolidated properties ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity in earnings of unconsolidated real estate entities	$1,983	$4,052	$3,630	$6,723
Adjustments to arrive at same store net operating income
Equity in earnings from preferred equity investments	(3,057)	(1,765)	(5,978)	(3,443)
Equity in losses from depreciation and amortization	2,410	2,156	4,214	4,499
Non-same store property equity in earnings (losses)	646	(2,573)	1,215	(2,728)
Equity in losses on non-core property expense and other adjustments (1)	1,275	1,859	3,739	2,790
Adjustment for changes in ownership (2)	—	77	(219)	120
Same store NOI - unconsolidated properties	$3,257	$3,806	$6,601	$7,961

(1) Property management expenses and other expenses charged by us to our consolidated properties are eliminated. For consistency with consolidated property NOI, same store NOI - unconsolidated properties has been adjusted to remove property management expenses and other expenses at unconsolidated properties that are eliminated with consolidated properties.

(2) For same store NOI, we apply our ownership percentage at June 30, 2023 for all periods presented. Since equity in earnings is calculated using our ownership percentage throughout the year (which may change as interests are acquired or sold), these adjustments have been made to same store NOI - unconsolidated properties to apply the ownership percentage at June 30, 2023 throughout the reporting period to have a consistent methodology across consolidated and unconsolidated properties.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

Same store NOI increased 7.5% and 7.3% for the three and six months ended June 30, 2023 when compared to the respective periods in the prior year.

Same store rental and other property revenues increased due to increases in rents. The weighted average net effective rent per unit for the same store portfolio at June 30, 2023 was $1,725 compared to $1,602 at June 30, 2022. Same store operations expense increased primarily due to a higher cost environment. The largest increases were in real estate taxes and insurance.

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

We adjust FFO by the items below to arrive at Core FFO. Our management uses Core FFO as a measure of our operating performance. Prior to this quarter, the performance participation allocation was excluded from Core FFO. Beginning June 30, 2023 and going forward, the performance participation allocation is and will be included in Core FFO. Core FFO for all prior periods has been adjusted to reflect this change. Our calculation of Core FFO may differ from the methodology used for calculating Core FFO by other REITs and, accordingly, our Core FFO may not be comparable. We believe these measures are useful to investors because they facilitate an understanding of our operating performance after adjusting for non-cash expenses and other items not indicative of ongoing operating performance.

Neither FFO nor Core FFO is equivalent to net income or cash generated from operating activities determined in accordance with U.S. GAAP. Furthermore, FFO and Core FFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor Core FFO should be considered as an alternative to net income as an indicator of our operating performance.

The following table presents the calculation of FFO and Core FFO (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (1)	2023	2022 (1)
Net loss attributable to common stockholders	$(6,818)	$(5,843)	$(16,237)	$(8,849)
Adjustments to arrive at FFO:
Real estate related depreciation and amortization	12,787	11,157	27,411	21,580
Depreciation and amortization from unconsolidated real estate entities	2,410	2,156	4,214	4,499
Gain on sale of real estate assets	—	—	(1,031)	—
Gain on sale of investments in unconsolidated real estate entities	—	(7,634)	—	(7,634)
Loss allocated to noncontrolling interests - limited partners	(6,314)	(6,752)	(14,711)	(10,580)
Amount attributable to above from noncontrolling interests - partially owned entities	(37)	129	(472)	465
Funds from operations attributable to common stockholders and unit holders	2,028	(6,787)	(826)	(519)
Adjustments:
Amortization of intangible assets	790	835	1,579	1,679
Accretion of discount on preferred stock	1,660	1,373	3,137	2,654
Share-based compensation (2)	568	941	1,728	1,596
Promote from incentive allocation agreement (tax effected)	(91)	—	(91)	(23,047)
Loss on debt extinguishment	—	(71)	1,135	481
Legal costs and settlements, net (2)	743	498	1,047	946
(Gains) losses on derivatives	(1,542)	(396)	(196)	(1,823)
Other adjustments (3)	651	(1,563)	1,307	(1,193)
Amount attributable to above from unconsolidated real estate entities	(37)	(645)	807	(1,657)
Amount attributable to above from noncontrolling interests - partially owned entities	13	23	(14)	76
Core funds from operations attributable to common stockholders and unit holders	$4,783	$(5,792)	$9,613	$(20,807)

FFO per common share and unit - diluted	$0.03	$(0.12)	$(0.01)	$(0.01)
Core FFO per common share and unit - diluted	$0.07	$(0.10)	$0.14	$(0.36)
Weighted-average common shares and units outstanding	67,424,387	58,540,840	67,313,449	57,307,201

(1) We included the performance participation allocation in Core FFO beginning June 30, 2023. Core FFO for the three and six months ended June 30, 2022 was adjusted to include $10,144 and $30,078 of performance participation allocation expense, respectively. No performance participation allocation expense was recorded in 2023.

(2) Beginning September 30 2022 we adjusted Core FFO for share-based compensation and litigation costs. Prior year Core FFO was also adjusted by these items for comparability.
(3) Other adjustments include acquisition fees and expenses, accretion of below market leases, amortization of debt issuance costs, insurance losses, and other miscellaneous non-cash or non-recurring items.

Refer to “Results of Operations” and “Same Store Results of Operations” above for further detail.

Weighted average common shares and units are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average common shares	35,002,140	27,156,490	35,300,655	25,912,200
Weighted-average limited partnership unit	32,422,247	31,384,350	32,012,794	31,395,001
Weighted-average common shares and units outstanding	67,424,387	58,540,840	67,313,449	57,307,201

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a June 30, 2023 NAV per share for our outstanding Class T, Class D, Class I, and Class A shares of $17.4638.

The purchase price per share for each class of common stock will vary and will generally equal our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. Please see “Net Asset Value Calculation and Valuation Guidelines” in our prospectus for a detailed description of our valuation guidelines.

CROP has certain classes or series of OP Units that are each economically equivalent to a corresponding class of shares. Accordingly, on the last day of each month, for such classes or series of OP Units, the NAV per OP Unit equals the NAV per share of the corresponding class. To the extent CROP has classes of units that do not correspond to a class of our shares, such units will be valued in a manner consistent with our valuation guidelines. The NAV of CROP on the last day of each month equals the sum of the NAVs of each fully-diluted outstanding OP Unit on such day. In calculating the fully-diluted outstanding OP Units we include all outstanding vested LTIP Units, unvested time-based LTIP Units and those performance-based LTIP Units that would be earned based on the internal rate of return as of such day.

Our total NAV in the following table includes the NAV of our outstanding classes of common stock, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of June 30, 2023 (in thousands except share data):

Components of NAV*	As of 6/30/2023
Investments in Multifamily Operating Properties	$2,305,415
Investments in Multifamily Development Properties	126,852
Investments in Real-estate Related Structured Investments	76,982
Investments in Land Held for Development	88,984
Operating Company and Other Net Current Assets	5,504
Cash and Cash Equivalents	15,868
Secured Real Estate Financing	(1,221,589)
Subordinated Unsecured Notes	(42,433)
Preferred Equity	(188,340)
Accrued Performance Participation Allocation	—
Net Asset Value	$1,167,243
Fully-diluted Shares/Units Outstanding	66,837,905

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2023 (in thousands, except share and per share data):

	Class
	T	D	I	A	OP(1)	Total
As of June 30, 2023
Monthly NAV	$90,119	$3,402	$75,988	$432,720	$565,014	$1,167,243
Fully-diluted Outstanding Shares/Units	5,160,350	194,789	4,351,168	24,778,115	32,353,483	66,837,905
NAV per Fully-diluted Share/Unit	$17.4638	$17.4638	$17.4638	$17.4638	$17.4638

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the Independent Appraisal Firms in the discounted cash flow methodology used in the June 30, 2023, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.30%	5.09%
Development Assets	6.22%	5.00%

* Presented as adjusted for the Company's economic ownership percentage in each asset, weighted by gross value. The weighted averages were calculated by our advisor based on the information provided by the Independent Appraisal Firms.

A change in these assumptions would impact the calculation by the Independent Appraisal Firms of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.4%	2.1%
	0.25% increase	(2.4)%	(2.0)%
Exit Capitalization Rate	0.25% decrease	3.8%	3.6%
	0.25% increase	(3.3)%	(3.3)%

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV (in thousands):

June 30, 2023
Stockholders’ equity	$269,095
Non-controlling interests attributable to limited partners	252,226
521,321
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	170,499
Goodwill	(439)
Deferred tax liability	435
Discount on preferred stock	(9,641)
Derivative valuations	(6,007)
Unrealized net real estate and debt appreciation	491,075
NAV	$1,167,243

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

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended June 30, 2023, our total operating expenses were less than the 2%/25% Limitation.

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

As of June 30, 2023, we have $829.0 million of fixed rate debt and $264.0 million of variable rate debt, which includes $71.8 million of construction loans. $142.7 million, or 54% of our variable rate debt, is accompanied by interest rate cap hedging instruments. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $42.4 million as of June 30, 2023.

We have various credit facilities in place that provide us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate and is secured by Cottonwood One Upland and Parc Westborough. We may obtain advances secured against Cottonwood One Upland and Parc Westborough up to $125.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of June 30, 2023, we had advances of $49.5 million on the JP Morgan Revolving Credit Facility, with the amount we could borrow capped at $115.9 million primarily due to the current interest rate environment. Additionally, we have two other facilities through Fannie Mae included within our floating rate mortgages that may provide additional liquidity if necessary as long as we maintain certain loan-to-value ratios and other requirements as set forth in the loan documents.

We must redeem the Series 2019 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on December 31, 2023. This date may be extended by two one-year extension options. We also must redeem the Series 2023 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on June 30, 2027. This date may be extended by two one-year extension options. As of June 30, 2023, we had 12.5 million and 6.3 million shares of our Series 2019 and Series 2023 Preferred Stock outstanding, respectively.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(23,515)	$(10,269)	(1)
Net cash used in investing activities	(8,720)	(58,020)
Net cash provided by financing activities	40,835	163,608	(1)
Net increase in cash and cash equivalents and restricted cash	$8,600	$95,319

(1) Net cash used in operating activities and net cash provided by financing activities for the six months ended June 30, 2022 has been revised from the prior year presentation. Refer to Note 2 of the consolidated financial statements.

Net cash flows used in operating activities during the six months ended June 30, 2023 increased $13.2 million compared to the same period in 2022 primarily due an increase in interest expense on our mortgage notes and revolving credit facility from the rising interest rate environment, increased property operations expense driven by the rising costs from inflation, and the impact of the one-time incentive allocation promote of $30.3 million that was realized in the prior year. These items were offset by a smaller performance participation allocation payment in 2023 compared to 2022, increased receipts from the 2022 acquisitions of Cottonwood Clermont, Cottonwood Lighthouse Point, and Cottonwood Ridgeview, and increased receipts from Sugarmont and Park Avenue through the lease up process.

Cash flows used in investing activities were $8.7 million during the six months ended June 30, 2023, due to capital expenditures, funding for the 2215 Hollywood mezzanine loan, and investments in unconsolidated real estate entities, offset by $18.1 million of capital returned from investments in unconsolidated entities upon refinance and proceeds from the sale of interests in Cottonwood Lighthouse Point. Cash flows provided by investing activities were $58.0 million for the same period in 2022 due to the purchase of Cottonwood Lighthouse Point and capital expenditures at our developments, offset by capital returned from investments in unconsolidated entities upon refinance and proceeds from the sale of 3800 Main and TIC interests in Alpha Mill.

Cash flows provided by financing activities were $40.8 million during the six months ended June 30, 2023, as a result of proceeds we received from the issuance of Series 2023 Preferred Stock and common stock and net borrowings under mortgage notes. This was offset by the net repayments on our JP Morgan Revolving Credit Facility, distributions paid to both common stockholders and noncontrolling interest holders, net repayment on construction loans, and repurchases of common stock and OP Units. Cash flows provided by financing activities were $163.6 million for the same period in 2022, as a result of proceeds we received from the issuance of Series 2019 Preferred Stock and common stock, net borrowings under mortgage notes and term loans, and net borrowings on our JP Morgan Revolving Credit Facility. This was offset by distributions paid to both common stockholders and noncontrolling interest holders, repayment on construction loans, and repurchases of preferred stock, common stock and OP Units.

Distributions

The following table shows distributions paid and cash flow (used in) provided by operating activities during the six months ended June 30, 2023 and the year ended December 31, 2022 (in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Distributions paid in cash - common stockholders	$12,396	$20,032
Distributions paid in cash to noncontrolling interests - limited partners	11,555	22,198
Distributions of DRP (reinvested)	1,406	2,219
Total distributions (1)	$25,357	$44,449

Source of distributions (2)
Paid from cash flows provided by operations	$—	$18,574	(3)
Paid from additional borrowings	23,951	14,022	(3)
Paid from offering proceeds	—	9,634
Offering proceeds from issuance of common stock pursuant to the DRP	1,406	2,219
Total sources	$25,357	$44,449

Net cash (used in) provided by operating activities (2)	$(23,515)	$3,768	(3)

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

(3) The disclosure regarding cash flow from operations and the source of funding for distributions for the year ended December 31, 2022 has been revised in the table above to adjust for the revision of cash flows provided by operations as explained in Note 2 of the consolidated financial statements. The adjustment for the year ended December 31, 2022 was $4.8 million.

For the six months ended June 30, 2023, distributions declared to common stockholders and limited partners were $12.3 million and $11.6 million, respectively. For the six months ended June 30, 2023, we paid aggregate distributions to common stockholders and limited partners of $12.4 million and $11.6 million. For the six months ended June 30, 2023, our net loss was $30.9 million. Cash flows used in operating activities for the six months ended June 30, 2023 was $23.5 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2022 for discussions of our critical accounting estimates. As of June 30, 2023, our critical accounting estimates have not changed from those described in that report.

Subsequent Events
Melrose Phase II TIC Transaction

Our investment in Melrose Phase II is recorded as an investment in unconsolidated real estate entities. On August 2, 2023, we acquired the remaining 20.2% tenant-in-common interests in Melrose Phase II for 175,077 OP Units. We now own 100% of the property. As a result of this transaction, Melrose Phase II will be consolidated from August 2, 2023 onward and recorded within real estate assets, net.

The Westerly

On July 12, 2023 we entered into a construction loan agreement with Regions Bank for a 198-unit multifamily project in Millcreek, UT; construction commenced the following day and is expected to be completed in 2026.

Monrovia Junior Mezzanine Loan

On July 17, 2023, we entered into an agreement to provide a junior mezzanine loan for an amount of up to $20.2 million (the “Monrovia Loan”) and funded $5.1 million of our commitment. The borrower intends to use the proceeds from the Monrovia Loan, a senior mezzanine loan, additional financing and common equity for the development of Jefferson Monrovia Station, a 296-unit multifamily project located in Monrovia, CA, a north-eastern suburb of Los Angeles (the “Project”).

The Monrovia Loan bears interest at an initial rate of 16.5% and is expected to be drawn upon in stages as needed throughout the construction of the Project. The maturity date is July 18, 2027 with two one-year extension options. The agreement has provisions for interest rate changes upon loan extension, receipt of temporary certificate of occupancy, and/or the achievement of a specified debt yield.

Prior to maturity, the borrower is required to make monthly interest only payments with principal due at maturity. Prepayment of the Monrovia Loan is permitted in whole but not in part subject to a make-whole premium.

Series 2023 Preferred Offering

On August 8, 2023, the board approved an increase in the size of our Series 2023 Preferred offering from $100.0 million to $150.0 million.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A of our Quarter Report on Form 10-Q for the three months ended March 31, 2023.

Risks Related to our Company

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the six months ended June 30, 2023 and for the year ended December 31, 2022, we had consolidated net losses of $30.9 million and $34.0 million, respectively. As of June 30, 2023, we had an accumulated deficit of $87.8 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $29.0 million for the six months ended June 30, 2023 and $54.6 million for the year ended December 31, 2022. In addition, the year ended December 31, 2022 also included $20.3 million of charges related to the performance participation allocation. There was no performance participation allocation for the six months ended June 30, 2023.

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

For the six months ended June 30, 2023, and the year ended December 31, 2022, we paid aggregate distributions to common stockholders and limited partnership unit holders of $25.4 million and $44.4 million, including $24.0 million and $42.2 million of distributions paid in cash and $1.4 million and $2.2 million of distributions reinvested through our distribution reinvestment plan, respectively. Our net loss for the six months ended June 30, 2023 and the year ended December 31, 2022 was $30.9 million and $34.0 million, respectively. Cash flows used in operating activities were $23.5 million for the six months ended June 30, 2023, and cash flows provided by operating activities were $3.8 million for the year ended December 31, 2022. We funded our total distribution paid during the six months ended June 30, 2023, which includes net cash distributions and distribution reinvestment by stockholders, with $24.0 million from additional borrowings and $1.4 million of offering proceeds from issuance of common stock pursuant to the DRP. We funded our total distributions paid during 2022, which includes net cash distributions and distributions reinvested by stockholders, with $18.6 million prior period cash provided by operating activities, $14.0 million from additional borrowings, and $9.6 million of offering proceeds.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, the Company’s stockholders could lose confidence in our financial results, which could harm our business and the value of the Company’s shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. Our internal controls and financial reporting are not subject to attestation by our independent registered public accounting firm pursuant to the Sarbanes-Oxley Act of 2002. While we have undertaken substantial work to maintain effective internal controls, we cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes.

If we or our independent auditors were to conclude our internal controls were ineffective due to a material weakness, this could have a material adverse effect on our business, operating results, and returns to our stockholders and make it more difficult for the Company to raise capital. Additionally, the existence of any material weakness in our internal controls could require management to devote significant time and incur significant expense to remediate any such material weaknesses and management may not be able to remediate any such material weaknesses in a timely manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the three and six months ended June 30, 2023, we sold equity securities that were not registered under the Securities Act as described below.

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

The total amount of aggregate repurchases of our Class T, Class D, Class I, and Class A shares (all of our outstanding classes of common stock) is limited to no more than 2% of the aggregate NAV of our common stock outstanding per month and no more than 5% of our aggregate NAV of our common stock outstanding per calendar quarter.

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

During the three months ended June 30, 2023, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
April 2023	528,043	1.4645220%	$17.9856	—
May 2023	442,577	1.2117432%	$17.2597	—
June 2023	320,793	0.9047622%	$17.3418	—
Total	1,291,413

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

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed December 22, 2016
3.3	Articles Supplementary for the Class A shares of common stock, incorporated by reference to Exhibit 3.1 on Form 8-K (No. 333-215272) filed August 19, 2019
3.4	Articles Supplementary for the Class T shares of common stock, incorporated by reference to Exhibit 3.2 on Form 8-K (No. 333-215272) filed August 19, 2019
3.5	Articles of Amendment, incorporated by reference to Exhibit 3.3 on Form 8-K (No. 333-215272) filed August 19, 2019
3.6	Article Supplementary – Preferred Stock, incorporated by reference to Exhibit 3.6 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2019
3.7	Articles Supplementary for the Series 2019 Preferred Stock, incorporated by reference to Exhibit 3.3 on Form 8-K (No. 000-56165) filed April 2, 2021
3.8	Articles of Amendment for the Class TX shares of common stock, incorporated by reference to Exhibit 3.4 on Form 8-K (No. 000-56165) filed April 2, 2021
3.9	Articles Supplementary for the Class D, Class I and Class T shares of common stock, incorporated by reference to Exhibit 3.5 on Form 8-K (No. 000-56165) filed April 2, 2021
3.10
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

3.12	Articles Supplementary for the Series 2019 Preferred Stock (incorporated by reference to Exhibit 3.1 on Form 8-K (No. 000-56165) filed October 18, 2021)
3.13	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 20, 2021)
3.14	Articles Supplementary for the Series 2019 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2022)
3.15	Articles Supplementary for the Series 2023 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 16, 2022)
3.16	Articles Supplementary for the Series 2023-A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 28, 2023)
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

4.3	Multiple Class Plan, incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment no. 7 to its Registration Statement on Form S-11 (No. 333-215272) filed August 11, 2021
4.4	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus included in the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754))
10.1*	Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2023

10.2*	Renewal Agreement dated May 7, 2023 by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC with respect to Reimbursement and Cost Sharing Agreement dated May 7, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
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

Dated: August 14, 2023