Form 10-K/A
period 2022-12-31
Cottonwood Communities, Inc.
filed 2023-10-13
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-K/A
Amendment No. 1
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

As of September 28, 2023, there were 4,592,944 shares of the registrant’s Class T common stock, 209,429 shares of the registrant’s Class D common stock, 4,353,406 shares of the registrant’s Class I common stock, and 24,322,768 shares of the registrant’s Class A common stock outstanding.

EXPLANATORY NOTE

Cottonwood Communities Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment no. 1 on Form 10-K/A (this “Amendment” or this “Form 10-K/A”) to amend and restate certain items in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2023 (the “Original Filing”).

In filing this Amendment, the Company is restating its previously issued audited consolidated financial statements as of and for the year ended December 31, 2022, as well as the unaudited consolidated quarterly financial information for the quarterly periods in the year ended December 31, 2022 (collectively, the “Affected Periods”) to account for an inaccurate presentation of the change in cash flows ascribed to financing and operating activities in the consolidated statement of cash flows as further described below. Those previously issued financial statements should no longer be relied upon. All material restatement information that relates to the error will be included in this Amendment, and the Company does not intend to separately amend the Quarterly Reports on Form 10-Q for the Affected Periods that the Company has previously filed with the SEC.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the Affected Periods in this Amendment and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, corporate presentations or similar communications relating to the Affected Periods. See Note 3 and Note 15 to the consolidated financial statements included in this Amendment, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Restatement Background

Subsequent to the Original Filing, the Company identified an error in its historical financial statements for the year ended December 31, 2022 and the preceding quarterly periods of 2022 related to an inaccurate presentation of the change in cash flows ascribed to financing and operating activities in the consolidated statement of cash flows. The error was the result of the incorrect inclusion of accrued deferred offering costs related to the sale of the Company’s Class T and Class D shares in its public offering beginning in 2022 in the financing activity section of the consolidated statement of cash flows and in the changes in accounts payable, accrued expenses, and other liabilities in the operating activity section of the consolidated statement of cash flows. The error resulted in an understatement of cash provided by financing activities and an overstatement of cash provided by operating activities of $4.8 million for the year ended December 31, 2022.

On September 1, 2023, the audit committee of the board of directors of the Company concluded, after discussion with management, that the previously issued unaudited consolidated financial statements for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022, included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 12, 2022, August 12, 2022, and November 9, 2022, respectively, and the audited consolidated financial statements for the year ended December 31, 2022 included in the Original Filing, and each as included in any reports, presentations or similar communications of the Company's financial results, should no longer be relied upon due to the error. As a result, the error requires a restatement of the financial statements for the Affected Periods (the "Restatement") which is reflected in this Amendment. The impact of the error is described in detail in Note 3 (annual impact) and Note 15 (quarterly impact) to the consolidated financial statements.

This Amendment also includes other immaterial previously unrecorded adjustments which affected additional paid-in capital, noncontrolling interest, the presentation of the change in deferred taxes as a separate line within the cash flows from operating activities section of the consolidated statements of cash flows, and movement of immaterial amounts from borrowings under mortgage notes and term loans in cash flows from financing activities to acquisitions of real estate, net of cash acquired, in cash flows from investing activities.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2022 as further described in Part II, Item 9A of this Amendment, and concluded that a material weakness existed due to an assessment of the incremental risk of noncash activities on the consolidated statement of cash flows that was not effective. Therefore internal control over financial reporting and disclosure controls and procedures were not effective as of the year ended December 31, 2022. Management has taken steps to remediate the material weakness in our internal control over financial reporting.

Items Amended in this Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing, with the exception of Part III, in its entirety, as amended for the changes related to the Restatement as well as certain additional changes discussed below. The following sections of the Original Filing have been amended as a result of the Restatement:

•Part I — Item 1A. Risk Factors
•Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II — Item 8. Financial Statements and Supplementary Data
•Part II — Item 9A. Controls and Procedures
•Part IV — Item 15. Exhibits, Financial Statement Schedules

In addition, Part II — Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Funds from Operations is being amended to include adjustments to core funds from operations to reflect current period presentation. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment. The Exhibit Index in Part IV — Item 15 is also being amended to reflect the inclusion of the updated exhibits.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after March 24, 2023, the filing date of the Original Filing, or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Filing.

Cottonwood Communities, Inc.
Form 10-K/A
For the Year Ended December 31, 2022

Part I

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward looking statements include statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. You should not rely on these forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our actual results, performance and achievements may be materially different from those expressed or implied by these forward-looking statements.

For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below and in Part I, Item 1A of this Annual Report on Form 10-K/A (the “Annual Report”).

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
•As a result of the Restatement, we have identified a material weakness in our internal control over financial reporting, and solely as a result of the material weakness, our management has concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2022, which conclusion could harm our business. The Restatement and related identification of a material weakness in our internal controls over financial reporting could subject us to increased risk of litigation.
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

Refer to Note 1 of the consolidated financial statements in this Annual Report on Form 10-K/A for further description of the CMOF Merger and the 2021 Mergers.

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
Available Information
Access to copies of our Annual Report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits to these reports, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge at our website, www.cottonwoodcommunities.com, or through the SEC’s website, http://www.sec.gov. These filings are available promptly after we file them with, or furnish them to, the SEC.

Item 1A. Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. Our stockholders may be referred to as “you” or “your” in this Item 1A. “Risk Factors” section.

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

Net loss and accumulated deficit are calculated and presented in accordance with GAAP, which, among other things, requires depreciation of real estate investments. We calculate depreciation on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions. Thus, in addition to GAAP financial metrics, management reviews certain non-GAAP financial metrics, including funds from operations, or FFO and Core FFO. FFO measures operating performance that excludes gains or losses from sales of depreciable properties, real estate-related depreciation and amortization and after adjustments for our share of consolidated and unconsolidated entities. Core FFO excludes other items recorded under GAAP that we believe are not indicative of operating performance, including the accretion of discounts on preferred stock, share-based compensation, the promote from an incentive allocation agreement (tax effected), gains on derivatives, legal costs and settlements, acquisition fees and expenses, and amortization of above or below intangible lease assets and liabilities. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Funds from Operations” for considerations on how to review this metric.

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

For the years ended December 31, 2022 and 2021, we paid aggregate distributions to common stockholders and limited partnership unitholders of $44.4 million and $20.2 million, including $42.2 million and $20.1 million of distributions paid in cash and $2.2 million and $0.1 million of distributions reinvested through our distribution reinvestment plan, respectively. Our net loss for the years ended December 31, 2022 and 2021 was $34.0 million and $106.9 million. Cash flows provided by operating activities were $3.8 million (restated) and $5.4 million for the years ended December 31, 2022 and 2021. We funded our total distributions paid during 2022, which includes net cash distributions and distributions reinvested by stockholders, with $18.6 million (restated) prior period cash provided by operating activities, $14.0 million (restated) from additional borrowings, and $9.6 million of offering proceeds. We funded our total distributions paid during 2021, which includes net cash distributions and distributions reinvested by stockholders, with $11.0 million prior period cash provided by operating activities, $5.0 million from additional borrowings, and $4.0 million of offering proceeds.

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

We have restated our financial statements and as part of that process, have identified a material weakness in our internal control over financial reporting as of December 31, 2022. The Restatement has consumed a significant amount of management time and resources and may continue to do so. In addition, the Restatement, as well as the identification of a material weakness in our internal controls, will subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and could adversely impact our operations.

As discussed in the Explanatory Note to this Amendment, we determined to restate certain financial information in our previously issued financial statements for the Affected Periods. The Restatement has resulted in substantial costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our senior management and members of our accounting team in preparing the Restatement.

In addition, as a result of the Restatement we have identified a material weakness related to an assessment of the incremental risk of noncash activities on the consolidated statement of cash flows that was not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have undertaken substantial work to try to maintain effective internal controls and have taken action to remediate the material weakness identified in connection with the Restatement, we cannot be certain that we will be successful in our remediation efforts or in maintaining adequate internal controls over our financial reporting and financial processes going forward. As a result of the material weakness, management determined that our internal controls were ineffective as of December 31, 2022. If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the value of our shares.

Further, as a result of the Restatement and the identification of a material weakness in our internal controls, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement, material weaknesses in our internal control over financial reporting, and the preparation of our financial statements. As of the date of this filing, we have no knowledge of any such litigation or dispute resulting from the Restatement or the material weaknesses in our internal control over financial reporting. However, we can provide no assurance that litigation or disputes will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

A change in these assumptions would impact the calculation of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.4%	2.2%
	0.25% increase	(2.3)%	(2.2)%
Exit Capitalization Rate	0.25% decrease	4.1%	4.4%
	0.25% increase	(3.5)%	(3.9)%

* Presented as adjusted for our economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our consolidated balance sheet to our NAV (in thousands):

December 31, 2022
Stockholders’ equity	$304,932
Non-controlling interests attributable to limited partners	272,536
577,468
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	140,850
Goodwill	(439)
Deferred tax liability	9,741
Discount on preferred stock	(5,675)
Unrealized net real estate and debt appreciation	592,326
NAV	$1,314,271

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

We adjust FFO by the items below to arrive at Core FFO. Our management uses Core FFO as a measure of our operating performance. Prior to June 30, 2023, the performance participation allocation was excluded from Core FFO. Beginning June 30, 2023 and going forward, the performance participation allocation is and will be included in Core FFO. Core FFO in this Form 10-K/A for the years ended December 31, 2022 and 2021 has been adjusted to reflect this change. Our calculation of Core FFO may differ from the methodology used for calculating Core FFO by other REITs and, accordingly, our Core FFO may not be comparable. We believe these measures are useful to investors because they facilitate an understanding of our operating performance after adjusting for non-cash expenses and other items not indicative of ongoing operating performance.

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

The following table presents a reconciliation of FFO and Core FFO to net loss attributable to CROP ($ in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Net loss attributable to common stockholders	$(15,649)	$(43,916)
Adjustments to arrive at FFO:
Real estate related depreciation and amortization	51,265	61,254
Depreciation and amortization from unconsolidated real estate entities	7,768	11,973
Gain on sale of real estate assets	—	(10,912)
Gain on sale of investments in unconsolidated real estate entities	(8,129)	—
Loss allocated to noncontrolling interests - limited partners	(17,594)	(58,923)
Amount attributable to above from noncontrolling interests - partially owned entities	(888)	(5,858)
Funds from operations attributable to common stockholders and unit holders	16,773	(46,382)
Adjustments:
Amortization of intangible assets	3,330	2,143
Accretion of discount on preferred stock	5,406	2,350
Accretion of below market leases	(555)	(834)
Share based compensation (1)	3,774	1,570
Promote from incentive allocation agreement (tax effected)	(23,334)	—
Gains on derivatives	(4,048)	—
Acquisition fees and expenses (2)	1,824	3,826
Legal costs and settlements, net (1)	(7)	839
Other adjustments	(466)	(517)
Amount attributable to above from noncontrolling interests	(1,290)	1,133
Core funds from operations attributable to common stockholders and unit holders (3)	$1,407	$(35,872)

FFO per common share and unit - basic and diluted	$0.28	$(1.22)
Core FFO per common share and unit - basic and diluted	$0.02	$(0.94)
Weighted-average diluted common shares and units outstanding	60,705,718	38,076,120

(1) Core FFO was adjusted for these items beginning in 2022. Core FFO for 2021 was also adjusted by these items for comparability.
(2) Acquisition fees and expenses include costs associated with the CMOF Merger and the 2021 Mergers.
(3) Core FFO for the years ended December 31, 2022 and 2021 was adjusted to include $20,320 and $51,761 of performance participation allocation expense, respectively.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K/A. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Cautionary Note Regarding Forward Looking Statements” and in Item 1A, “Risk Factors.”

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

Restatement

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the Restatement as more fully described in the Explanatory Note above. Other than to give effect to the Restatement, this section does not substantively amend, update or change any disclosures or analysis contained in the Original Filing, and accordingly, does not reflect any information or events occurring after March 24, 2023, the filing date of the Original Filing, or modify or update those disclosures affected by events that occurred at a later date or facts that subsequently became known to us, except to the extent they are otherwise required to be included and discussed herein.

2022 Activities

The following highlights activities that occurred during the year ended December 31, 2022.

Operating Results and Net Asset Value

•Attained net loss attributable to common stockholders of $0.53 per diluted share compared to $2.49 for same period in the prior year.
•Achieved funds from operations attributable to common stockholders and unit holders (“FFO”) of $0.28 per diluted share/unit. In addition, Core FFO was $0.02 per diluted share/unit, compared to $(0.94) per share/unit for the same period in the prior year. Core FFO has been adjusted from the Original Filing to include the performance participation allocation expense, consistent with the policy change as described under the section “Funds from Operations” in Item 5 of this report.
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

Financing and Capital Raise Activity

•Obtained an aggregate of $464.4 million in property-level financing, of which $264.5 million was at a fixed rate of 3.40%, and repaid $231.2 million.
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

Performance Participation Allocation

The performance participation allocation expense was $20.3 million for the year ended December 31, 2022 compared to $51.8 million for the year ended December 31, 2021. The performance participation allocation, as defined in our operating partnership agreement, is based on the total return to unit holders each year and paid to an affiliate of our advisor. Total return is primarily driven by appreciation to NAV. The performance participation allocation expense was lower in 2022 compared to 2021 as the total return was higher in 2021 compared to 2022. The total return for 2021 was calculated for the period from May 7, 2021, the effective date of the amended and restated operating agreement of CROP, to December 31, 2021. Refer to Note 11 of the consolidated financial statements for additional information about the performance participation allocation.

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

We must redeem the Series 2019 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on December 31, 2023. This date may be extended by two one-year extension options. As of December 31, 2022, we had $127.0 million of our Series 2019 Preferred Stock outstanding. Our Series 2017 Preferred Stock was fully redeemed in the first quarter of 2022 immediately following the January 31, 2022 redemption date for $2.6 million. On April 18, 2022, we fully redeemed the Series 2016 Preferred Stock for $139.8 million.

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
(4) Estimate based on the value of the portfolio as of December 31, 2022 with fees through May 7, 2023, the advisory agreement renewal date. In addition, as long as the advisory agreement is in effect, we are obligated to pay an affiliate of the advisor a Performance Participation Allocation should certain return hurdles be met. Refer to Note 11 of the consolidated financial statements. For the year ended December 31, 2022 the asset management fee was $17.8 million and the performance participation allocation was $20.3 million.

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

The following table shows distributions paid and cash flow provided by operating activities during the years ended December 31, 2022 and 2021 ($ in thousands):

	December 31,
	2022		2021
Distributions paid in cash - common stockholders	$20,032		$9,482
Distributions paid in cash to noncontrolling interests - limited partners	22,198		10,591
Distributions of DRP (reinvested)	2,219		141
Total distributions (1)	$44,449		$20,214

Source of distributions (2)
Paid from cash flows provided by operations	$18,574	(3)	$11,044
Paid from additional borrowings	14,022	(3)	5,000
Paid from offering proceeds	9,634		4,029
Offering proceeds from issuance of common stock pursuant to the DRP	2,219		141
Total sources	$44,449		$20,214

Net cash provided by operating activities (2)	$3,768	(3)	$5,424

(1) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.
(2) The allocation of total sources is calculated on a quarterly basis. Generally, for purposes of determining the source of our distributions paid, we assume first that we use positive cash flow from operating activities from the relevant or prior quarter to fund distribution payments. As such, amounts reflected above as distributions paid from cash flows provided by operations may be from prior quarters which had positive cash flow from operations. Due to the Restatement and corrections to our cash flow from operations as discussed in Note 3 to the consolidated financial statements included in this Amendment, we have restated the information regarding the source of funding for distributions provided as of December 31, 2022 to reflect the correction for the change to our cash flow from operations.

(3) 2022 as restated.

For the year ended December 31, 2022, distributions declared to common stockholders and limited partners were $20.8 million and $22.3 million, respectively. For the year ended December 31, 2022, we paid cash distributions to common stockholders of $20.0 million and limited partners of $22.2 million. For the year ended December 31, 2022, our net loss was $34.0 million. Cash flows provided by operating activities for the year ended December 31, 2022 was $3.8 million (restated).

Quarterly Distributions

As discussed in the Explanatory Note, we have restated our unaudited consolidated quarterly financial information for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022. Information about the restatement of our consolidated quarterly financial statements is provided in Note 15 of the consolidated financial statements.

The following tables show the distributions paid and cash flow provided by (used in) operating activities as restated for the periods presented (in thousands):

	Three Months Ended March 31, 2022		Six Months Ended June 30, 2022		Nine Months Ended September 30, 2022
Distributions paid in cash - common stockholders	$4,174		$8,774		$13,842
Distributions paid in cash to noncontrolling interests - limited partners	5,460		11,018		16,507
Distributions of DRP (reinvested)	466		979		1,563
Total distributions (1)	$10,100		$20,771		$31,912

Source of distributions (2)
Paid from cash flows provided by operations	$—		$4,537	(3)	$12,003	(3)
Paid from additional borrowings	—		5,621	(3)	8,712	(3)
Paid from offering proceeds	9,634		9,634		9,634
Offering proceeds from issuance of common stock pursuant to the DRP	466		979		1,563
Total sources	$10,100		$20,771		$31,912

Net cash used in operating activities (2)	$(16,398)	(3)	$(10,269)	(3)	$(2,803)	(3)

(1) Distributions are paid on a monthly basis. In general, distributions for all record dates of a given month are paid on or about the fifth business day of the following month.
(2) The allocation of total sources is calculated on a quarterly basis. Generally, for purposes of determining the source of our distributions paid, we assume first that we use positive cash flow from operating activities from the relevant or prior quarter to fund distribution payments. As such, amounts reflected above as distributions paid from cash flows provided by operations may be from prior quarters which had positive cash flow from operations. Due to the Restatement and corrections to our cash flow from operations as discussed in Note 15 to the consolidated financial statements included in this Amendment, we have restated the quarterly 2022 information in the table above to reflect the correction for the change to our cash flow from operations.

(3) As restated.

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

	2022		2023
Property Name	Total Capital Deployed	CCI/CROP Funded	Capital Budgeted	CCI/CROP Funded
Cottonwood Broadway	$13,493	$1,095	$5,850	$1,165
Sugarmont	5,869	5,869	700	700
Park Avenue	7,506	1,858	50	50
Cottonwood Highland	20,439	—	18,000	—
Galleria	28,593	28,593	1,500	1,500
All other properties	12,728	12,206	26,280	22,680
	$88,628	$49,621	$52,380	$26,095

Cash Flows

The net change in our cash and cash equivalents and restricted cash is summarized as follows ($ in thousands):

	For the Year Ended December 31,
	2022		2021
Net cash provided by operating activities	$3,768	(1)	$5,424
Net cash used in investing activities	(161,120)		(44,297)
Net cash provided by financing activities	207,486	(1)	79,630
Net increase in cash and cash equivalents and restricted cash	50,134		40,757

(1) 2022 as restated.

Cash flows provided by operating activities decreased $1.7 million (restated) primarily due to the $51.8 million payment of the 2021 performance allocation in 2022 and the increase in interest paid on our debt, partially offset by a full year of activity from the properties acquired with the 2021 Mergers in 2022 compared to less than eight months of activity in 2021, the acquisitions of Cottonwood Clermont, Cottonwood Lighthouse, and Cottonwood Ridgeview in 2022, and income generated from our preferred equity investments and other investments.

Cash flows used in investing activities increased $116.8 million primarily due to $144.1 million of cash used in acquisitions in 2022, $3.9 million of additional cash used in development activities, and $78.0 million of cash provided by investing activities in 2021 that did not occur in 2022, which included $51.9 million from the CRII Merger. These increases were offset by fewer investments in unconsolidated real estate entities of $14.6 million, $28.8 million received from sales of unconsolidated real estate investments, $38.8 million of distributions received from unconsolidated real estate investments as a return of capital, $13.0 million from the payoff of a debt-related real estate investment, and $15.6 million of cash used in investing activities in 2021 that did not occur in 2022.

Cash flows provided by financing activities increased $127.9 million (restated) due to an increase of $197.8 million in mortgage notes, credit facilities, and construction loans, net of repayments and issuance costs, an increase of $160.4 million (restated) in net proceeds from the issuance of common stock, $11.9 million received from noncontrolling interests, and fewer repurchases of unsecured promissory notes of $4.5 million. This was offset by fewer issuances of preferred stock of $57.0 million, an increase of $141.4 million in preferred stock redemptions, an increase of $23.4 million in common stock and OP unit redemptions, and an increase of $25.0 million in distributions.

Quarterly Cash Flows

As discussed in the Explanatory Note, we have restated our unaudited consolidated quarterly financial information for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022. Information about the restatement of our consolidated quarterly financial statements is provided in Note 15 of the consolidated financial statements.

The following tables show the net change in our cash and cash equivalents and restricted cash (in thousands) as restated for the periods presented (in thousands):

	Three Months Ended March 31,
	2022		2021
Net cash used in operating activities	$(16,398)	(1)	$(202)
Net cash provided by (used in) investing activities	20,084		(3,372)
Net cash provided by financing activities	101,109	(1)	6,360
Net increase in cash and cash equivalents and restricted cash	$104,795		$2,786

(1) Three months ended March 31, 2022 as restated.

	Six Months Ended June 30,
	2022		2021
Net cash (used in) provided by operating activities	$(10,269)	(1)	$5,807
Net cash (used in) provided by investing activities	(58,020)		21,550
Net cash provided by financing activities	163,608	(1)	25,293
Net increase in cash and cash equivalents and restricted cash	$95,319		$52,650

(1) Six months ended June 30, 2022 as restated.

	Nine Months Ended September 30,
	2022		2021
Net cash (used in) provided by operating activities	$(2,803)	(1)	$10,842
Net cash used in investing activities	(140,835)		(12,189)
Net cash provided by financing activities	194,802	(1)	59,748
Net increase in cash and cash equivalents and restricted cash	$51,164		$58,401

(1) Nine months ended September 30, 2022 as restated.

Given that the changes in cash flows for the quarterly periods are the result of largely similar events, we determined that a comprehensive discussion of changes in cash flows for each quarterly period was not as meaningful to the reader of the financial statements and have provided the following summary.

The changes in cash flows provided by (used in) operating activities for the three months ended March 31, 2022, six months ended June 30, 2022 and nine months ended September 30, 2022 when compared to the same periods in the prior year are primarily due to the $51.8 million payment of the 2021 performance allocation in 2022 and the increase in interest paid on our debt, partially offset by a full year of activity from the properties acquired with the 2021 Mergers in 2022 compared to less than eight months of activity in 2021, three acquisitions which occurred in 2022, and income generated from our preferred equity investments and other investments.

The changes in cash flows provided by (used in) investing activities for the three months ended March 31, 2022, six months ended June 30, 2022 and nine months ended September 30, 2022 when compared to the same periods in the prior year are primarily due to the change in investment activity for preferred equity investments, development projects, and real estate acquisitions. In addition, events such as sales of unconsolidated real estate investments, distributions received from unconsolidated real estate investments as a return of capital, and the payoff of debt-related real estate investments contribute to cash provided by investing activities.

The changes in cash flows provided by financing activities for the three months ended March 31, 2022, six months ended June 30, 2022 and nine months ended September 30, 2022 when compared to the same periods in the prior year are primarily due to the net changes in our debt, proceeds received from the issuance of preferred stock, proceeds received from the issuance of common stock, distributions, redemptions, and repurchases.

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

We believe that the estimates and assumptions summarized below are most important to the portrayal of our financial condition and results of operations because they involve a significant level of estimation uncertainty and they have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. For a discussion of all of our significant accounting policies, refer to Note 2 of the consolidated financial statements in this Annual Report on Form 10-K/A.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item and the report of the independent accountants thereon required by Item14(a)(2) appear as a separate section of this Annual Report on Form 10-K/A. See the accompanying Index to the Consolidated Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, at the time the Original Filing was made, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to the original evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022 and during the Affected Periods, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Management believes that the consolidated financial statements, including restatements of previous periods, and related notes thereto included in this Annual Report on Form 10-K/A fairly present, in all material aspects, the Company’s financial condition, results of operations and cash flows for the periods presented and restated.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles).

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

Management, under the oversight of our board of directors, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, at the time the Original Filing was filed, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Subsequent to that assessment, management identified a material weakness in internal controls described below. Consequently, management determined that our internal control over financial reporting as of December 31, 2022, was not effective as a consequence of the material weakness identified in connection with the Restatement described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in the design of our review control over the statement of cash flows, specifically in identifying, evaluating, and addressing noncash components. This was due to an ineffective risk assessment regarding the impact of noncash activities on the consolidated statement of cash flows. Because of this ineffective risk assessment, the cash flow review control, which is at the process level, was not designed with an attribute to address the incremental risk of noncash transactions. This ineffective design resulted in errors in the presentation of the consolidated statement of cash flows.

Management is taking steps to remediate this material weakness as described below.

Remediation Efforts to Address the Material Weakness

To remediate this deficiency, we will add an attribute to our cash flow review control to identify noncash components quarterly. Noncash components identified will be evaluated and addressed for presentation in the statement of cash flows. The review of the cash flow and changes within will be documented by the control owner and reviewed by the Chief Accounting Officer.

Until the material weakness is remediated, we will continue to perform these procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. The material weakness will not be considered remediated until the control is operating for a sufficient period of time and management has concluded, through testing, that this control is effective.

Changes in Internal Control Over Financial Reporting

Other than the changes in internal control over financial reporting described above, there have been no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See the accompanying Index to Financial Statement at page F-1 of this report.

(a)(2) Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation is included at page F-40 of this report.

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

21.1*	Subsidiaries of the Company
23.1**	Consent of KPMG LLP
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1
Share Repurchase Program Effective as of October 7, 2021 (incorporated by reference to Exhibit 99.1 to the Company's Amendment no. 1 to its Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
*Filed with the Original Filing.
** Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

October 13, 2023	/s/ Adam Larson
Date	Adam Larson, Chief Financial Officer
(Principal Financial Officer)

October 13, 2023	/s/ Susan Hallenberg
Date	Susan Hallenberg, Chief Accounting Officer and Treasurer
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

Correction of a Misstatement

As discussed in Note 3 to the consolidated financial statements, the 2022 consolidated financial statements have been restated to correct a misstatement.

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

Denver, Colorado
March 24, 2023, except for Note 3, as to which the date is October 13, 2023

Cottonwood Communities, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Real estate assets, net	$1,697,607	$1,408,483
Investments in unconsolidated real estate entities	133,207	190,733
Investments in real-estate related loans	—	13,035
Cash and cash equivalents	63,173	27,169
Restricted cash	32,351	18,221
Other assets	29,299	29,249
Total assets	$1,955,637	$1,686,890
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,000,137	$642,107
Construction loans, net	95,327	116,656
Preferred stock, net	121,390	245,268
Unsecured promissory notes, net	42,953	43,543
Performance participation allocation due to affiliate	20,320	51,761
Accounts payable, accrued expenses and other liabilities	65,611	46,886
Total liabilities	1,345,738	1,146,221
Commitments and contingencies (Note 13)
Equity and noncontrolling interests
Stockholders’ equity
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,815,122 shares issued and outstanding at December 31, 2022. No Class T shares were outstanding at December 31, 2021.	48	—
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 64,673 shares issued and outstanding at December 31, 2022. No Class D shares were outstanding at December 31, 2021.	1	—
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 3,861,049 and 151,286 shares issued and outstanding at December 31, 2022 and 2021, respectively.	39	2
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 26,604,864 and 23,445,174 shares issued and outstanding at December 31, 2022 and 2021, respectively.	266	234
Common stock, Class TX shares, $0.01 par value, 50,000,000 shares authorized; zero and 17,520 shares issued and outstanding at December 31, 2022 and 2021, respectively.	—	—
Additional paid-in capital	414,140	275,821
Accumulated distributions	(38,049)	(17,273)
Accumulated deficit	(71,513)	(55,864)
Total stockholders’ equity	304,932	202,920
Noncontrolling interests
Limited partners	272,536	267,472
Partially owned entities	32,431	70,277
Total noncontrolling interests	304,967	337,749
Total equity and noncontrolling interests	609,899	540,669
Total liabilities, equity and noncontrolling interests	$1,955,637	$1,686,890

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

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Cottonwood Communities, Inc. Stockholders’ Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders’ Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Common Stock Class T	Common Stock Class D	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at December 31, 2020	$—	$—	$—	$122	$—	$121,677	$(7,768)	$(11,948)	$102,083	$—	$—	$102,083
Issuance of common stock	—	—	2	—	—	2,532	—	—	2,534	—	—	2,534
Offering costs	—	—	—	—	—	(1,705)	—	—	(1,705)	—	—	(1,705)
Distribution reinvestment	—	—	—	—	—	141	—	—	141	—	—	141
Common stock/OP Units repurchased	—	—	—	(2)	—	(2,624)	—	—	(2,626)	(2,386)	—	(5,012)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	869	869
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,271)	(280)	(1,551)
CRII Merger	—	—	—	4	—	4,654	—	—	4,658	363,278	210,371	578,307
CMRI Merger	—	—	—	58	—	70,036	—	—	70,094	—	(73,862)	(3,768)
CMRII Merger	—	—	—	52	—	57,324	—	—	57,376	—	(61,328)	(3,952)
Other	—	—	—	—	—	—	—	—	—	1,570	—	1,570
Distributions to investors	—	—	—	—	—	—	(9,505)	—	(9,505)	(11,010)	(1,427)	(21,942)
Net loss	—	—	—	—	—	—	—	(43,916)	(43,916)	(58,923)	(4,066)	(106,905)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	23,786	—	—	23,786	(23,786)	—	—
Balance at December 31, 2021	—	—	2	234	—	275,821	(17,273)	(55,864)	202,920	267,472	70,277	540,669
Issuance of common stock	48	1	36	—	—	168,392	—	—	168,477	—	—	168,477
Offering costs	—	—	—	—	—	(14,376)	—	—	(14,376)	—	—	(14,376)
Distribution reinvestment	—	—	—	1	—	2,363	—	—	2,364	—	—	2,364
Exchanges and transfers	—	—	3	—	—	5,816	—	—	5,819	(5,818)	—	1
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	2,930	—	2,930
CMOF Merger	—	—	—	43	—	39,393	—	—	39,436	8,273	(49,178)	(1,469)
Common stock/OP Units repurchased	—	—	(2)	(12)	—	(26,883)	—	—	(26,897)	(1,482)	—	(28,379)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	(210)	16,491	16,281
Other	—	—	—	—	—	1,257	—	—	1,257	3,670	—	4,927
Distributions to investors	—	—	—	—	—	—	(20,776)	—	(20,776)	(22,348)	(4,372)	(47,496)
Net loss	—	—	—	—	—	—	—	(15,649)	(15,649)	(17,594)	(787)	(34,030)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	(37,643)	—	—	(37,643)	37,643	—	—
Balance at December 31, 2022	$48	$1	$39	$266	$—	$414,140	$(38,049)	$(71,513)	$304,932	$272,536	$32,431	$609,899

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2022		2021
	(As Restated)
Cash flows from operating activities:
Net loss	$(34,030)		$(106,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,595		63,397
Gain on sale of real estate assets	—		(10,912)
Gain on sale of investments in unconsolidated real estate entities	(8,129)		—
Share-based compensation	3,670		1,570
Deferred taxes	7,622		60
Other operating	7,104		1,932
Equity in earnings (losses) of unconsolidated real estate entities	(12,393)		533
Distributions from unconsolidated real estate entities - return on capital	14,678		5,429
Changes in operating assets and liabilities:
Other assets	(727)		(862)
Performance participation allocation	20,320		51,761
Performance participation allocation payment	(51,761)		—
Accounts payable, accrued expenses and other liabilities	2,819	(1)	(579)
Net cash provided by operating activities	3,768	(1)	5,424
Cash flows from investing activities:
Acquisitions of real estate, net of cash acquired	(142,613)		—
Settlement of related party notes and liabilities assumed with the CMOF Merger	(1,469)		—
Cash, cash equivalents and restricted cash acquired in connection with the CRII Merger	—		51,943
Capital expenditures and development activities	(88,628)		(84,692)
Proceeds from sale of real estate assets	—		16,812
Investments in unconsolidated real estate entities	(8,943)		(23,545)
Proceeds from sale of investments in unconsolidated real estate entities	28,764		—
Distributions from unconsolidated real estate entities - return of capital	38,769		—
Contributions to investments in real-estate related loans	—		(14,173)
Proceeds from settlement of investments in real-estate related loans	13,000		9,332
Other investing activities	—		26
Net cash used in investing activities	(161,120)		(44,297)

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Year Ended December 31,
	2022		2021
	(As Restated)
Cash flows from financing activities:
Principal payments on mortgage notes	(1,702)		(642)
Borrowings from revolving credit facility	175,000		8,500
Repayments on revolving credit facility	(141,000)		(24,000)
Borrowings under mortgage notes and term loans	464,373		5,310
Repayments of mortgage notes and term loans	(231,177)		—
Deferred financing costs on mortgage notes and term loans	(5,071)		(385)
Borrowings from construction loans	38,331		52,542
Repayments of construction loans	(59,660)		—
Proceeds from issuance of Series 2019 Preferred Stock	15,472		78,593
Redemption of preferred stock	(142,830)		(1,421)
Offering costs paid on issuance of preferred stock	(1,899)		(8,065)
Repurchase of unsecured promissory notes	(561)		(5,092)
Proceeds from issuance of common stock	170,841		2,534
Repurchase of common stock/OP Units	(28,379)		(5,012)
Offering costs paid on issuance of common stock	(9,585)	(1)	(1,705)
Contributions from noncontrolling interests	11,935		—
Distributions to common stockholders	(20,032)		(9,482)
Distributions to noncontrolling interests - limited partners	(22,198)		(10,591)
Distributions to noncontrolling interests - partially owned entities	(4,372)		(1,454)
Net cash provided by financing activities	207,486	(1)	79,630
Net increase in cash and cash equivalents and restricted cash	50,134		40,757
Cash and cash equivalents and restricted cash, beginning of period	45,390		4,633
Cash and cash equivalents and restricted cash, end of period	$95,524		$45,390

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$63,173		$27,169
Restricted cash	32,351		18,221
Total cash and cash equivalents and restricted cash	$95,524		$45,390

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Year Ended December 31,
	2022		2021
	(As Restated)
Supplemental disclosure of cash flow information:
Cash paid for interest	$45,183		$24,659
Income taxes paid	$1,314		$1,068

Supplemental disclosure of non-cash investing and financing activities:
Increase in accrued deferred offering costs	$4,791	(1)	$—
CMOF Merger
CMOF related party notes assumed	$1,327		$—
Net other liabilities assumed	$142		$—
Cottonwood Ridgeview Acquisition
Real estate assets, net of cash acquired	$68,167		$—
Mortgage note	$63,795		$—
Other assets and liabilities assumed, net	$642		$—
Value of OP Units issued for real estate assets	$2,930		$—
Cottonwood Clermont Acquisition
Assumption of mortgage note	$35,521		$—
CRII Merger
Fair value of assets acquired and liabilities assumed with the CRII Merger:
Real estate assets	$—		$1,291,030
Investments in unconsolidated real estate entities	$—		$120,775
Intangibles	$—		$24,113
Debt	$—		$734,852
Preferred stock	$—		$143,979
Other assets acquired	$—		$62,147
Other liabilities assumed	$—		$40,926
Fair value of equity issued to CRII Shareholders in the CRII Merger	$—		$4,658
Fair value of noncontrolling interests from the CRII Merger	$—		$573,650
CMRI Merger
Settlement of CMRI promissory notes and interest with CROP	$—		$1,545
Net liabilities assumed with the CMRI Merger	$—		$2,223
CMRII Merger
Settlement of CMRII promissory notes and interest with CROP	$—		$2,475
Net liabilities assumed with the CMRII Merger	$—		$1,477

(1) Restatement related to this line item.

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

CROP was a joint venture partner with CMOF in all three of CMOF’s investments: Park Avenue (development project), Cottonwood on Broadway (development project) and Block C, a joint venture owning land held for development in two projects called Westerly and Millcreek North. Following the CMOF Merger, we acquired CMOF’s interest in these joint ventures, increasing our percentage ownership interest in the joint ventures as follows: Park Avenue, 100.0%, Cottonwood on Broadway, 100.0% and Block C, 79.0%. The remaining interests in the Block C joint venture are held either directly or indirectly by certain officers or directors, as well as certain employees of CROP and our advisor or its affiliates as discussed in Note 11. The three development projects we acquired additional interests in as a result of the CMOF Merger were already consolidated by us.

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
Preferred Stock

Series 2016 Preferred Stock, Series 2017 Preferred Stock, Series 2019 Preferred Stock, and our recently designated Series 2023 Preferred Stock are described in Note 8. These instruments are similar in nature and are classified as liabilities on the consolidated balance sheet due to the mandatory redemption of these instruments on a fixed date for a fixed amount. Preferred stock distributions are recorded as interest expense.

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

Performance Participation Allocation

Under the terms of our operating partnership agreement, the Special Limited Partner, an affiliate of our advisor, is entitled to an allocation of CROP’s total return to its capital account. The receipt of the performance participation allocation is subject to the ongoing effectiveness of our advisory agreement. As the performance participation allocation is associated with the performance of a service by the advisor, it is expensed in our consolidated statements of operations. Refer to Note 11.

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

In 2022 we had $37.7 million of net Section 1231 gains allocated to our TRS, primarily from a promote received from an incentive allocation agreement. Refer to Note 10. We recorded deferred tax liabilities of $9.2 million related to these gains in 2022. They are deferred as these Section 1231 gains have been or will be contributed to a Qualified Opportunity Zone fund, which provides tax benefits for development programs located in designated areas. We expect that these deferred tax liabilities will be realized in 2026.

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
Refer to Note 12 for more information on our noncontrolling interests.

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

3. Restatement of Previously Issued Consolidated Financial Statements

On September 1, 2023, the audit committee of the board of directors of the Company concluded, after discussion with management, that the previously issued unaudited consolidated financial statements for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022, included in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 12, 2022, August 12, 2022, and November 9, 2022, respectively, and the audited consolidated financial statements for the year ended December 31, 2022 included in the Annual Report on Form 10-K as filed with the SEC on March 24, 2023, and each as included in any reports, presentations or similar communications of the Company's financial results, should no longer be relied upon due to a material error related to an inaccurate presentation of the change in cash flows ascribed to financing and operating activities in the consolidated statement of cash flows. As a result of the error, the aforementioned financial statements have been restated in accordance with Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections.

We have restated our audited consolidated financial statements for the year ended December 31, 2022, as described in this note; and our unaudited consolidated financial statements for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022 as described in Note 15; collectively referred to as the “Restatement”. We have also updated all accompanying footnotes and disclosures affected by the Restatement and other immaterial corrections discussed below. Amounts depicted as “As Restated” in the consolidated financial statements and footnotes include the impact of the Restatement.

The Restatement corrects the inaccurate presentation of the change in cash flows ascribed to financing and operating activities in the consolidated statement of cash flows due to the incorrect inclusion of accrued deferred offering costs in the financing activity section of the consolidated statement of cash flows and in the changes in accounts payable, accrued expenses, and other liabilities in the operating activity section of the consolidated statement of cash flows. The adjustment to the consolidated statement of cash flows is as follows (in thousands):

	Year Ended December 31, 2022
	As Previously Reported	Restatement Adjustment	Other Adjustments (1)	As Restated
Cash flows from operating activities:
Deferred taxes	$—	$—	$7,622	$7,622
Accounts payable, accrued expenses and other liabilities	$15,232	$(4,791)	$(7,622)	$2,819
Net cash provided by operating activities	$8,559	$(4,791)	$—	$3,768

Cash flows from investing activities:
Acquisitions of real estate, net of cash acquired	$(148,216)	$—	$5,603	$(142,613)
Net cash used in investing activities	$(166,723)	$—	$5,603	$(161,120)

Cash flows from financing activities:
Borrowings under mortgage notes and term loans	$469,976	$—	$(5,603)	$464,373
Offering costs paid on issuance of common stock	$(14,376)	$4,791	$—	$(9,585)
Net cash provided by financing activities	$208,298	$4,791	$(5,603)	$207,486

Supplemental disclosure of non-cash investing and financing activities:
Increase in accrued deferred offering costs	$—	$4,791	$—	$4,791
Cottonwood Ridgeview Acquisition
Real estate assets, net of cash acquired	$62,636	$—	$5,531	$68,167
Mortgage note	$58,192	$—	$5,603	$63,795

(1) Other adjustments include moving $7.6 million for the change in deferred tax liabilities from accounts payable, accrued expenses and other liabilities to a separate line within cash flows from operating activities titled “Deferred taxes” and moving $5.6 million from borrowings under mortgage notes and term loans in cash flows from financing activities to acquisitions of real estate, net of cash acquired, in cash flows from investing activities. These other adjustments are immaterial and do not change overall cash flows from operating activities. The Restatement adjustment reduced the amount for changes in accounts payable, accrued expenses and other liabilities to $10.4 million. The $2.8 million ending number includes the impact of the Restatement adjustment and the other adjustment for deferred taxes. See Note 15 for the presentation of the other adjustments on the quarterly periods in 2022, where applicable.

We have included immaterial adjustments to the partnership equity amounts between us and our limited partners to align the net equity carrying balance to the respective partners’ ownership percentage. Each period the ownership of CROP varies between us, as the general partner, and the limited partners of CROP. This happens for variety of reasons, including the issuance of common stock at NAV, the redemption of common stock (often at a discount to NAV), the exchange or transfer of OP Units, the issuance of LTIP Units, and the issuance of common stock or OP Units to facilitate mergers and acquisitions. Transactions that change our ownership interest in CROP are accounted for as equity transactions if we retain our controlling financial interest in CROP and no gain or loss is recognized in net income. Accordingly, the net equity balance in CROP should be adjusted to reflect the changes in ownership of the operating partnership between us and the limited partners. These adjustments are based on their respective ownership at the end of each period and reflected as a reallocation between additional paid-in capital and noncontrolling interest - limited partners within our equity section on our Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. These immaterial reallocations have no impact on our net income, cash flows or the value of our OP Units. The following table shows the effect of this reallocation for the years ended December 31, 2022 and 2021 (in thousands):

	As Previously Reported	Reallocation Adjustment	As Adjusted
As of December 31, 2021
Additional paid-in capital	$252,035	$23,786	$275,821
Noncontrolling interests - limited partners	$291,258	$(23,786)	$267,472
As of December 31, 2022
Additional paid-in capital	$427,997	$(13,857)	$414,140
Noncontrolling interests - limited partners	$258,679	$13,857	$272,536

The effect of the reallocation for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022 is described in Note 15.

We have also included an immaterial adjustment to the consolidated statement of stockholder’s equity for the year ended December 31, 2021 to adjust the fair value of noncontrolling interest for CMRI and CMRII recorded with the CRII Merger in 2021 as follows (in thousands):

	Noncontrolling interests - partially owned entities			Total Equity and Noncontrolling Interests
	As Previously Reported	Adjustment	As Adjusted	As Previously Reported	Adjustment	As Adjusted
CRII Merger	$218,380	$(8,009)	$210,371	$586,316	$(8,009)	$578,307
CMRI Merger	$(79,447)	$5,585	$(73,862)	$(9,353)	$5,585	$(3,768)
CMRII Merger	$(63,752)	$2,424	$(61,328)	$(6,376)	$2,424	$(3,952)

The correction decreased intangible assets recorded with the CRII Merger and reduced the fair value of noncontrolling interest recorded for CMRI and CMRII. These adjustments are reflected in the footnote disclosures for the CRII Merger, CMRI Merger and CMRII Merger found in Note 4 below and in the supplemental disclosure of non-cash investing and financing activities for the year ended 2021.

4.    Real Estate Assets, Net

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

Asset acquisitions

The following table summarizes the purchase price allocation of the real estate assets acquired or consolidated via asset acquisitions during the year ended December 31, 2022 (in thousands):

			Allocated Amounts
Property	Location	Date Consolidated	Building	Land	Furniture, Fixtures, and Equipment	Lease Intangibles	Debt Fair Value Adjustment	Total
Cottonwood Lighthouse Point	Pompano Beach, FL	6/22/22	$76,322	$13,647	$3,854	$1,783	$—	$95,606
Cottonwood Ridgeview	Plano, TX	9/19/22	54,337	9,275	3,383	1,603	1,504	70,102
Cottonwood Clermont	Clermont, FL	9/21/22	67,400	5,705	7,561	1,792	3,428	85,886
			$198,059	$28,627	$14,798	$5,178	$4,932	$251,594

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
Block C

On June 28, 2022, Block C, an early-stage development joint venture with CMOF, was recapitalized. Block C owns land for the development of two projects called Westerly and Millcreek North. Entities affiliated with us and our advisor contributed capital to the joint venture and were admitted as members. We contributed additional funds to obtain a controlling interest and consolidated the joint venture, which had previously been recorded as an equity method investment. On September 27, 2022, we acquired CMOF’s interest in Block C as a result of the CMOF Merger. The joint venture consists of cash, land held for development, and payables. Refer to Note 11 for further information on the Block C recapitalization.

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

As a result of this transaction, Alpha Mill was deconsolidated and we recorded a gain on sale of $10.8 million. After November 2, 2021, our remaining ownership interest in Alpha Mill is recorded as an investment in unconsolidated real estate. Refer to Note 5.

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

The allocation of the purchase price below required significant judgment and represented management’s best estimate of the fair value as of the acquisition date. The following table shows the purchase price allocation of CRII’s identifiable assets and liabilities assumed as of May 7, 2021 ($ in thousands):

Assets
Real estate assets (1)	$1,291,030
Investments in unconsolidated real estate entities	120,775
Cash and cash equivalents	31,799
Restricted cash	20,144
Other assets (2)	34,317
Total assets acquired	$1,498,065
Liabilities
Mortgage notes, net	$622,095
Construction loans	64,114
Preferred stock	143,979
Unsecured promissory notes	48,643
Accounts payable, accrued expenses and other liabilities	40,926
Total liabilities assumed	919,757
Consolidated net assets acquired	578,308
Noncontrolling interests (3)	(573,650)
Net assets acquired	$4,658

(1) Real estate assets acquired in connection with the CRII Merger include $33.2 million of intangible lease assets, which have a weighted-average amortization period of 0.5 years. As such, based on the May 7, 2021 merger date, the intangible lease assets acquired from the CRII Merger have been fully amortized by December 31, 2021.

(2) Other assets includes $24.1 million of intangible assets from the CRII Merger. The $24.1 million of intangible assets have a weighted-average amortization period of 8.8 years, and include $22.2 million related to the acquisition of CRII’s property management and ancillary businesses (with a weighted-average amortization period of 9.2 years) and $1.9 million related to acquired disposition fees on certain properties and promotes on development assets (with a weighted-average amortization period of 3.8 years).

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

The results of operations for the CRII Merger are included in the Company's statements of operations beginning on the May 7, 2021 merger closing date onward. The accompanying statements of operations include the following revenue and net income (loss) generated from the assets acquired and liabilities assumed with the CRII Merger (in thousands):

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

2021 Consideration	CMRI Merger	CMRII Merger
Common stock issued and outstanding	4,904,045	4,881,490
Exchange ratio	1.175	1.072
CCI common stock issued as consideration	5,762,253	5,232,957
Per share value of CCI Common Stock	$11.7865	$11.7865
Fair value of CCI Common Stock issued	$67,917	$61,678
Settlement of CMRI and CMRII promissory notes and interest with CROP	1,545	2,475
Net liabilities assumed	2,223	1,477
Total consideration	$71,685	$65,630

2021 Change in equity	CMRI Merger	CMRII Merger
Carrying amount of noncontrolling interest	$73,862	$61,328
Total consideration	71,685	65,630
Additional paid in capital adjustment	$2,177	$(4,302)

Fair value of CCI Common Stock issued	$67,917	$61,678
Additional paid in capital adjustment	2,177	(4,302)
Total change in equity	$70,094	$57,376

5. Investments in Unconsolidated Real Estate Entities

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
With the exception of Alpha Mill, our investments in unconsolidated real estate entities for the stabilized properties above were acquired with the CRII Merger. Alpha Mill was 100% owned by us and consolidated at the time of the CRII Merger but was subsequently deconsolidated in November 2021 when we sold a portion of our interest in the property. Refer to Note 4. Equity in earnings for our stabilized assets for the year ended December 31, 2022 was $3.6 million. Equity in losses for our stabilized assets during the period from the CRII Merger closing on May 7, 2021 to December 31, 2021 was $6.1 million. During March 2022, we received $30.4 million and $8.3 million in distributions as a return of capital from debt refinances at Cottonwood Ridgeview and Melrose Phase II, respectively.

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

(1) Of the amounts maturing in 2023, $20.7 million relates to our 2017 6% Unsecured Promissory Notes, which can be extended to December 31, 2024, $22.2 million relates to our 2019 6% Unsecured Promissory Notes, which can be extended for two one-year periods to December 31, 2025, $54.0 million relates to our variable rate revolving credit facility, which can be extended for two one-year periods to March 19, 2025, subject to the satisfaction of certain conditions, and $55.5 million relates to mortgage notes that were refinanced in February 2023 as discussed in Note 14.

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

10. Promote from Incentive Allocation Agreement

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

11.    Related-Party Transactions

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

Reimbursable Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Our conflicts committee determined that no reimbursement was required as of December 31, 2022 and 2021.

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

12.    Noncontrolling Interests

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

As of December 31, 2022, there were 673,780 unvested time LTIP awards and 548,138 unvested performance LTIP awards outstanding. Share-based compensation, included within other in the consolidated statement of stockholders’ equity, was $3.7 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively. Total unrecognized compensation expense for LTIP Units at December 31, 2022 is $8.0 million and is expected to be recognized on a straight-line basis through December 2025.

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

13.    Commitments and Contingencies

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

14.    Subsequent Events

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

15. Restatement of Previously Issued Interim Consolidated Financial Statements (unaudited)

As described in Note 3, we have restated our unaudited consolidated financial statements for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022 due to the inaccurate presentation of the change in cash flows ascribed to financing and operating activities in the consolidated statement of cash flows. The following tables present the effect of the Restatement on the consolidated statement of cash flows for these quarterly periods (in thousands):

	Three Months Ended March 31, 2022
	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(6,888)	$—	$(6,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,268	—	11,268
Share-based compensation	865	—	865
Other operating	1,312	—	1,312
Loss on debt extinguishment	551	—	551
Equity in earnings of unconsolidated real estate entities	(2,670)	—	(2,670)
Distributions from unconsolidated real estate entities - return on capital	2,235	—	2,235
Changes in operating assets and liabilities:
Other assets	(1,170)	—	(1,170)
Performance participation allocation	19,934	—	19,934
Performance participation allocation payment	(51,761)	—	(51,761)
Accounts payable, accrued expenses and other liabilities	11,518	(1,592)	9,926
Net cash used in operating activities	(14,806)	(1,592)	(16,398)
Cash flows from investing activities:
Capital expenditures and development activities	(18,488)	—	(18,488)
Investments in unconsolidated real estate entities	(197)	—	(197)
Distributions from unconsolidated real estate entities - return on capital	38,769	—	38,769
Contributions to investments in real-estate related loans	—	—	—
Net cash provided by investing activities	20,084	—	20,084
Cash flows from financing activities:
Principal payments on mortgage notes	(404)	—	(404)
Borrowings from revolving credit facility	52,800	—	52,800
Repayments on revolving credit facility	(72,800)	—	(72,800)
Borrowings under mortgage notes and term loans	369,500	—	369,500
Repayments of mortgage notes and term loans	(218,693)	—	(218,693)
Deferred financing costs on mortgage notes and term loans	(4,036)	—	(4,036)
Borrowings from construction loans	9,178	—	9,178
Repayments of construction loans	(59,660)	—	(59,660)
Proceeds from issuance of Series 2019 Preferred Stock	14,162	—	14,162
Redemption of preferred stock	(2,738)	—	(2,738)
Offering costs paid on issuance of preferred stock	(1,693)	—	(1,693)
Repurchase of unsecured promissory notes	(96)	—	(96)
Proceeds from issuance of common stock	33,395	—	33,395
Repurchase of common stock/OP Units	(3,394)	—	(3,394)
Offering costs paid on issuance of common stock	(2,959)	1,592	(1,367)
Contributions from noncontrolling interests	662	—	662
Distributions to common stockholders	(4,174)	—	(4,174)
Distributions to noncontrolling interests - limited partners	(5,460)	—	(5,460)
Distributions to noncontrolling interests - partially owned entities	(4,073)	—	(4,073)
Net cash provided by financing activities	99,517	1,592	101,109
Net increase in cash and cash equivalents and restricted cash	104,795	—	104,795
Cash and cash equivalents and restricted cash, beginning of period	45,390	—	45,390
Cash and cash equivalents and restricted cash, end of period	$150,185	$—	$150,185

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$121,890	$—	$121,890
Restricted cash	28,295	—	28,295
Total cash and cash equivalents and restricted cash	$150,185	$—	$150,185

Supplemental disclosure of non-cash investing and financing activities:
Increase in accrued deferred offering costs	$—	$1,592	$1,592

	Six Months Ended June 30, 2022
	As Previously Reported	Restatement Adjustment	Other Adjustment (1)	As Restated
Cash flows from operating activities:
Net loss	$(19,882)	$—	$—	$(19,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,259	—	—	23,259
Gain on sale of investments in unconsolidated real estate entities	(7,634)	—	—	(7,634)
Share-based compensation	1,596	—	—	1,596
Deferred taxes	—	—	7,262	7,262
Other operating	3,014	—	—	3,014
Loss on debt extinguishment	481	—	—	481
Equity in earnings of unconsolidated real estate entities	(6,723)	—	—	(6,723)
Distributions from unconsolidated real estate entities - return on capital	6,423	—	—	6,423
Changes in operating assets and liabilities:
Other assets	(3,498)	—	—	(3,498)
Performance participation allocation	30,078	—	—	30,078
Performance participation allocation payment	(51,761)	—	—	(51,761)
Accounts payable, accrued expenses and other liabilities	17,439	(3,061)	(7,262)	7,116
Net cash used in operating activities	(7,208)	(3,061)	—	(10,269)
Cash flows from investing activities:
Acquisitions of real estate, net of cash acquired	(93,985)	—	—	(93,985)
Capital expenditures and development activities	(31,341)	—	—	(31,341)
Investments in unconsolidated real estate entities	(197)	—	—	(197)
Proceeds from sale of investments in unconsolidated real estate entities	28,734	—	—	28,734
Distributions from unconsolidated real estate entities - return on capital	38,769	—	—	38,769
Net cash provided by investing activities	(58,020)	—	—	(58,020)
Cash flows from financing activities:
Principal payments on mortgage notes	(793)	—	—	(793)
Borrowings from revolving credit facility	138,000	—	—	138,000
Repayments on revolving credit facility	(98,000)	—	—	(98,000)
Borrowings under mortgage notes and term loans	464,372	—	—	464,372
Repayments of mortgage notes and term loans	(231,177)	—	—	(231,177)
Deferred financing costs on mortgage notes and term loans	(4,931)	—	—	(4,931)
Borrowings from construction loans	22,915	—	—	22,915
Repayments of construction loans	(59,660)	—	—	(59,660)
Proceeds from issuance of Series 2019 Preferred Stock	15,472	—	—	15,472
Redemption of preferred stock	(142,616)	—	—	(142,616)
Offering costs paid on issuance of preferred stock	(1,708)	—	—	(1,708)
Repurchase of unsecured promissory notes	(96)	—	—	(96)
Proceeds from issuance of common stock	87,600	—	—	87,600
Repurchase of common stock/OP Units	(9,432)	—	—	(9,432)
Offering costs paid on issuance of common stock	(7,170)	3,061	—	(4,109)
Contributions from noncontrolling interests	11,758	—	—	11,758
Distributions to common stockholders	(8,774)	—	—	(8,774)
Distributions to noncontrolling interests - limited partners	(11,018)	—	—	(11,018)
Distributions to noncontrolling interests - partially owned entities	(4,195)	—	—	(4,195)
Net cash provided by financing activities	160,547	3,061	—	163,608
Net increase in cash and cash equivalents and restricted cash	95,319	—	—	95,319
Cash and cash equivalents and restricted cash, beginning of period	45,390	—	—	45,390
Cash and cash equivalents and restricted cash, end of period	$140,709	$—	$—	$140,709

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$72,640	$—	$—	$72,640
Restricted cash	68,069	—	—	68,069
Total cash and cash equivalents and restricted cash	$140,709	$—	$—	$140,709

Supplemental disclosure of non-cash investing and financing activities:
Increase in accrued deferred offering costs	$—	$3,061	$—	$3,061

(1) The change in deferred tax liabilities was moved from accounts payable, accrued expenses and other liabilities to a separate line within cash flows from operating activities titled “Deferred taxes”. This other adjustment is immaterial and does not change overall cash flows from operating activities. The other adjustment changed the ending amount for changes in accounts payable, accrued expenses and other liabilities from $14.4 million to $7.1 million.

	Nine Months Ended September 30, 2022
	As Previously Reported	Restatement Adjustment	Other Adjustments (1)	As Restated
Cash flows from operating activities:
Net loss	$(32,209)	$—	$—	$(32,209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,549	—	—	37,549
Gain on sale of investments in unconsolidated real estate entities	(7,810)	—	—	(7,810)
Share-based compensation	2,743	—	—	2,743
Deferred taxes	—	—	7,262	7,262
Other operating	4,802	—	—	4,802
Loss on debt extinguishment	481	—	—	481
Equity in earnings of unconsolidated real estate entities	(8,705)	—	—	(8,705)
Distributions from unconsolidated real estate entities - return on capital	8,389	—	—	8,389
Changes in operating assets and liabilities:
Other assets	(2,647)	—	—	(2,647)
Performance participation allocation	31,160	—	—	31,160
Performance participation allocation payment	(51,761)	—	—	(51,761)
Accounts payable, accrued expenses and other liabilities	19,609	(4,404)	(7,262)	7,943
Net cash provided by (used in) operating activities	1,601	(4,404)	—	(2,803)
Cash flows from investing activities:
Acquisitions of real estate, net of cash acquired	(148,216)	—	5,603	(142,613)
Settlement of related party notes and liabilities assumed with the CMOF Merger	(1,469)	—	—	(1,469)
Capital expenditures and development activities	(77,235)	—	—	(77,235)
Investments in unconsolidated real estate entities	(197)	—	—	(197)
Proceeds from sale of investments in unconsolidated real estate entities	28,910	—	—	28,910
Distributions from unconsolidated real estate entities - return on capital	38,769	—	—	38,769
Proceeds from settlement of investments in real-estate related loans	13,000	—	—	13,000
Net cash provided by investing activities	(146,438)	—	5,603	(140,835)
Cash flows from financing activities:
Principal payments on mortgage notes	(1,186)	—	—	(1,186)
Borrowings from revolving credit facility	168,000	—	—	168,000
Repayments on revolving credit facility	(141,000)	—	—	(141,000)
Borrowings under mortgage notes and term loans	469,976	—	(5,603)	464,373
Repayments of mortgage notes and term loans	(231,177)	—	—	(231,177)
Deferred financing costs on mortgage notes and term loans	(5,067)	—	—	(5,067)
Borrowings from construction loans	30,642	—	—	30,642
Repayments of construction loans	(59,660)	—	—	(59,660)
Proceeds from issuance of Series 2019 Preferred Stock	15,472	—	—	15,472
Redemption of preferred stock	(142,720)	—	—	(142,720)
Offering costs paid on issuance of preferred stock	(1,708)	—	—	(1,708)
Proceeds from issuance of common stock	145,008	—	—	145,008
Repurchase of common stock/OP Units	(15,840)	—	—	(15,840)
Offering costs paid on issuance of common stock	(11,918)	4,404	—	(7,514)
Contributions from noncontrolling interests	11,935	—	—	11,935
Distributions to common stockholders	(13,842)	—	—	(13,842)
Distributions to noncontrolling interests - limited partners	(16,507)	—	—	(16,507)
Distributions to noncontrolling interests - partially owned entities	(4,311)	—	—	(4,311)
Other financing activities	(96)	—	—	(96)
Net cash provided by financing activities	196,001	4,404	(5,603)	194,802
Net increase in cash and cash equivalents and restricted cash	51,164	—	—	51,164
Cash and cash equivalents and restricted cash, beginning of period	45,390	—	—	45,390
Cash and cash equivalents and restricted cash, end of period	$96,554	$—	$—	$96,554

(1) Other adjustments include the $7.3 million change in deferred tax liabilities move from accounts payable, accrued expenses and other liabilities to a separate line within cash flows from operating activities titled “Deferred taxes” and the movement of $5.6 million from borrowings under mortgage notes and term loans in cash flows from financing activities to acquisitions of real estate, net of cash acquired, in cash flows from investing activities. These other adjustments are immaterial and do not change overall cash flows from operating activities. The other adjustment for deferred taxes changed the ending amount for changes in accounts payable, accrued expenses and other liabilities from $15.2 million to $7.9 million.

	Nine Months Ended September 30, 2022 (Continued)
	As Previously Reported	Restatement Adjustment	Other Adjustment	As Restated
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$63,045	$—	$—	$63,045
Restricted cash	33,509	—	—	33,509
Total cash and cash equivalents and restricted cash	$96,554	$—	$—	$96,554

Supplemental disclosure of non-cash investing and financing activities:
Increase in accrued deferred offering costs	$—	$4,404	$—	$4,404
CMOF Merger
CMOF related party notes assumed	$1,327	$—	$—	$1,327
Net other liabilities assumed	$142	$—	$—	$142
Cottonwood Ridgeview Acquisition
Real estate assets, net of cash acquired	$62,636	$—	$5,531	$68,167
Mortgage note	$58,192	$—	$5,603	$63,795
Other assets and liabilities assumed, net	$642	$—	$—	$642
Value of OP Units issued for real estate assets	$2,930	$—	$—	$2,930
Cottonwood Clermont Acquisition
Assumption of mortgage note	$35,521	$—	$—	$35,521

Also as described in Note 3, the following table summarizes immaterial adjustments to the partnership equity amounts between us and our limited partners to align the net equity carrying balance to the respective partners’ ownership percentage for the quarterly periods indicated (in thousands):

	As Previously Reported	Adjustment	As Adjusted
As of March 31, 2022
Additional paid-in capital	$279,347	$15,778	$295,125
Noncontrolling interests - limited partners	$282,549	$(15,778)	$266,771
As of June 30, 2022
Additional paid-in capital	$323,723	$3,292	$327,015
Noncontrolling interests - limited partners	$270,525	$(3,292)	$267,233
As of September 30, 2022
Additional paid-in capital	$413,328	$(9,394)	$403,934
Noncontrolling interests - limited partners	$266,836	$9,394	$276,230

Cottonwood Communities, Inc.
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2022 ($ in thousands)

					Initial Cost to Company			Gross Amount Carried as of December 31, 2022
Description	Location	Ownership Percent	Number of Units	Encumbrances	Land	Buildings, Intangibles and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings, Intangibles and Improvements	Total (1)	Accumulated Depreciation and Amortization (2)	Year(s) Built	Date Acquired
Stabilized Multifamily Apartment Communities:
Cason Estates	Murfreesboro, TN	100.0%	262	$(33,594)	$4,806	$46,666	$542	$4,806	$47,208	$52,014	$(4,578)	2005	5/7/2021
Cottonwood Apartments	Salt Lake City, UT	100.0%	264	(35,430)	6,556	40,745	1,283	6,556	42,028	48,584	(3,782)	1986	5/7/2021
Cottonwood Clermont	Clermont, FL	100.0%	230	(35,411)	5,705	76,805	124	5,705	76,929	82,634	(1,799)	2020	9/21/2022
Cottonwood Lighthouse Point	Pompano Beach, FL	100.0%	243	(47,964)	13,647	82,447	443	13,647	82,890	96,537	(3,871)	2015	6/22/2022
Cottonwood One Upland	Boston, MA	100.0%	262	(32,400)	14,515	89,428	687	14,515	90,115	104,630	(11,426)	2016	3/19/2020
Cottonwood Reserve	Charlotte, NC	91.1%	352	(37,817)	12,634	64,986	804	12,634	65,790	78,424	(6,522)	2004, 2017	5/7/2021
Cottonwood Ridgeview	Plano, TX	100.0%	322	(65,300)	9,275	59,392	303	9,275	59,695	68,970	(1,607)	2004	9/19/2022
Cottonwood West Palm	West Palm Beach, FL	100.0%	245	(47,978)	9,380	57,073	657	9,380	57,730	67,110	(9,062)	2018	5/30/2019
Cottonwood Westside	Atlanta, GA	100.0%	197	(25,020)	8,641	39,324	247	8,641	39,571	48,212	(3,738)	2014	5/7/2021
Enclave on Golden Triangle	Keller, TX	98.9%	273	(48,400)	4,888	46,712	559	4,888	47,271	52,159	(4,090)	2006	5/7/2021
Heights at Meridian	Durham, NC	100.0%	339	(45,341)	5,971	74,022	573	5,971	74,595	80,566	(6,815)	2015	5/7/2021
Melrose	Nashville, TN	100.0%	220	(56,600)	8,822	58,676	226	8,822	58,902	67,724	(6,097)	2015	5/7/2021
Parc Westborough	Boston, MA	100.0%	249	(21,600)	12,759	61,302	405	12,759	61,707	74,466	(6,302)	2016	5/7/2021
Park Avenue (3)	Salt Lake City, UT	100.0%	234	(37,000)	12,369	29,931	25,419	12,369	55,350	67,719	(1,464)	2022	5/7/2021
Pavilions	Albuquerque, NM	96.4%	240	(58,500)	5,924	55,177	500	5,924	55,677	61,601	(4,732)	1992	5/7/2021
Raveneaux	Houston, TX	97.0%	382	(47,400)	6,249	51,251	594	6,249	51,845	58,094	(4,842)	2000	5/7/2021
Regatta	Houston, TX	100.0%	490	(35,367)	8,449	39,651	924	8,449	40,575	49,024	(4,226)	1968-1976	5/7/2021
Retreat at Peachtree City	Peachtree City, GA	100.0%	312	(48,719)	5,669	66,888	707	5,669	67,595	73,264	(6,677)	1999	5/7/2021
Scott Mountain	Portland, OR	95.8%	262	(48,373)	6,952	63,758	403	6,952	64,161	71,113	(5,330)	1997, 2000	5/7/2021
Stonebriar of Frisco	Frisco, TX	84.2%	306	(53,600)	5,737	53,463	1,171	5,737	54,634	60,371	(4,667)	1999	5/7/2021
Sugarmont (3), (4)	Salt Lake City, UT	99.0%	341	(105,000)	17,838	94,662	27,304	17,838	121,966	139,804	(5,193)	2022	5/7/2021
Summer Park	Buford, GA	98.7%	358	(44,620)	9,474	66,200	495	9,474	66,695	76,169	(6,450)	2001	5/7/2021
The Marq Highland Park	Tampa, FL	100.0%	239	(34,005)	6,280	59,424	439	6,280	59,863	66,143	(6,000)	2015	5/7/2021
Development Projects:
Cottonwood Broadway	Salt Lake City, UT	100.0%	254	(39,728)	11,042	30,958	33,519	11,042	64,477	75,519	—	N/A	5/7/2021
Cottonwood Highland	Millcreek, UT	36.9%	250	(18,598)	7,405	1,695	36,235	7,405	37,930	45,335	—	N/A	5/7/2021
Other Developments	Various	Various	N/A	—	46,889	1,150	2,652	46,889	3,802	50,691	—	N/A	Various
		Total	7,126	$(1,103,765)	$267,876	$1,411,786	$137,215	$267,876	$1,549,001	$1,816,877	$(119,270)

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

(1) Aside from a portion of the other development real estate assets, all of our 2021 acquisitions of real estate were from the merger with CRII, which was an affiliated entity. The CRII Merger was accounted for as a business combination in accordance with ASC 805. See Note 4 for additional information regarding the CRII Merger including the amount of real estate assets acquired as part of the merger.