Form 10-Q
period 2023-09-30
Cottonwood Communities, Inc.
filed 2023-11-14
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 10, 2023, there were 4,346,496 shares of the registrant’s Class T common stock, 208,037 shares of the registrant's Class D common stock, 4,222,792 shares of the registrant's Class I common stock, and 23,775,122 shares of the registrant’s Class A common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)
Real estate assets, net	$1,743,038	$1,697,607
Investments in unconsolidated real estate entities	161,848	133,207
Investments in real estate-related loans, net	7,127	—
Cash and cash equivalents	78,153	63,173
Restricted cash	32,371	32,351
Other assets	34,340	29,299
Total assets	$2,056,877	$1,955,637
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,084,093	$1,000,137
Construction loans, net	123,000	95,327
Preferred stock, net	195,417	121,390
Preferred interest liability	15,300	—
Unsecured promissory notes, net	42,333	42,953
Performance participation allocation due to affiliate	—	20,320
Accounts payable, accrued expenses and other liabilities	90,244	65,611
Total liabilities	1,550,387	1,345,738
Commitments and contingencies (Note 12)
Equity and noncontrolling interests
Stockholders' equity
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,575,531 and 4,815,122 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	46	48
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 204,568 and 64,673 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	2	1
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 4,210,179 and 3,861,049 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	42	39
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 24,077,325 and 26,604,864 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.	234	266
Additional paid-in capital	391,141	414,140
Accumulated distributions	(56,332)	(38,049)
Accumulated deficit	(94,708)	(71,513)
Total stockholders' equity	240,425	304,932
Noncontrolling interests
Limited partners	234,634	272,536
Partially owned entities	31,431	32,431
Total noncontrolling interests	266,065	304,967
Total equity and noncontrolling interests	506,490	609,899
Total liabilities, equity and noncontrolling interests	$2,056,877	$1,955,637

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Rental and other property revenues	$35,977	$32,959	$106,446	$88,382
Property management revenues	2,133	2,829	7,744	8,655
Other revenues	768	2,295	1,190	3,544
Total revenues	38,878	38,083	115,380	100,581
Operating expenses
Property operations expense	13,579	12,444	39,572	32,705
Property management expense	4,441	4,323	12,963	13,863
Asset management fee	4,243	4,622	13,609	12,761
Performance participation allocation	—	1,081	—	31,160
Depreciation and amortization	14,646	14,289	43,635	37,549
General and administrative expenses	2,288	3,938	7,935	10,513
Total operating expenses	39,197	40,697	117,714	138,551
Loss from operations	(319)	(2,614)	(2,334)	(37,970)
Equity in earnings of unconsolidated real estate entities	1,438	1,982	5,067	8,705
Interest income	517	23	1,412	47
Interest expense	(19,464)	(13,296)	(54,171)	(36,581)
Gain on sale of real estate assets	—	—	1,031	—
Gain on sale of unconsolidated real estate entities	—	176	—	7,810
Gain on consolidation of development	4,452	—	4,452	—
Promote from incentive allocation agreement	—	—	119	30,309
Other (expense) income	(218)	1,913	(342)	3,732
Loss before income taxes	(13,594)	(11,816)	(44,766)	(23,948)
Income tax benefit (expense)	31	(511)	338	(8,261)
Net loss	(13,563)	(12,327)	(44,428)	(32,209)
Net loss attributable to noncontrolling interests:
Limited partners	6,593	6,198	21,304	16,778
Partially owned entities	12	241	(71)	694
Net loss attributable to common stockholders	$(6,958)	$(5,888)	$(23,195)	$(14,737)

Weighted-average common shares outstanding	34,037,337	29,733,453	34,874,921	27,199,948
Net loss per common share - basic and diluted	$(0.20)	$(0.20)	$(0.67)	$(0.54)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

	Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Common Stock Class T	Common Stock Class D	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at January 1, 2023	$48	$1	$39	$266	$—	$414,140	$(38,049)	$(71,513)	$304,932	$272,536	$32,431	$609,899
Issuance of common stock	3	1	2	—	—	13,401	—	—	13,407	—	—	13,407
Offering costs	—	—	—	—	—	(1,188)	—	—	(1,188)	—	—	(1,188)
Distribution reinvestment	—	—	—	—	—	696	—	—	696	—	—	696
Common stock/OP Units repurchased	—	—	(1)	(9)	—	(18,967)	—	—	(18,977)	(649)	—	(19,626)
Exchanges and transfers	—	—	1	—	—	1,970	—	—	1,971	(1,971)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	19,829	—	19,829
Share-based compensation	—	—	—	—	—	55	—	—	55	1,105	—	1,160
Distributions to investors	—	—	—	—	—	—	(6,230)	—	(6,230)	(5,757)	(126)	(12,113)
Net loss	—	—	—	—	—	—	—	(9,419)	(9,419)	(8,397)	(44)	(17,860)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	7,150	—	—	7,150	(7,150)	—	—
Balance at March 31, 2023	51	2	41	257	—	417,257	(44,279)	(80,932)	292,397	269,546	32,261	594,204
Issuance of common stock	2	—	2	—	—	7,218	—	—	7,222	—	—	7,222
Offering costs	—	—	—	—	—	(794)	—	—	(794)	—	—	(794)
Distribution reinvestment	—	—	—	—	—	709	—	—	709	—	—	709
Common stock/OP Units repurchased	(1)	—	(2)	(16)	—	(22,686)	—	—	(22,705)	(525)	—	(23,230)
Exchanges and transfers	—	—	2	—	—	4,050	—	—	4,052	(4,052)	—	—
Share-based compensation	—	—	—	—	—	60	—	—	60	508	—	568
Distributions to investors	—	—	—	—	—	—	(6,114)	—	(6,114)	(5,851)	(75)	(12,040)
Net loss	—	—	—	—	—	—	—	(6,818)	(6,818)	(6,314)	127	(13,005)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	1,086	—	—	1,086	(1,086)	—	—
Balance at June 30, 2023	52	2	43	241	—	406,900	(50,393)	(87,750)	269,095	252,226	32,313	553,634
Issuance of common stock	1	—	1	—	—	3,934	—	—	3,936	—	—	3,936
Offering costs	—	—	—	—	—	170	—	—	170	—	—	170
Distribution reinvestment	—	—	—	—	—	470	—	—	470	—	—	470
Common stock/OP Units repurchased	(7)	—	(3)	(7)	—	(28,684)	—	—	(28,701)	(397)	—	(29,098)
Exchanges and transfers	—	—	1	—	—	1,393	—	—	1,394	(1,394)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	3,110	—	3,110
Share-based compensation	—	—	—	—	—	38	—	—	38	446	—	484
Distributions to investors	—	—	—	—	—	—	(5,939)	—	(5,939)	(5,844)	(870)	(12,653)
Net loss	—	—	—	—	—	—	—	(6,958)	(6,958)	(6,593)	(12)	(13,563)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	6,920	—	—	6,920	(6,920)	—	—
Balance at September 30, 2023	$46	$2	$42	$234	$—	$391,141	$(56,332)	$(94,708)	$240,425	$234,634	$31,431	$506,490

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
(in thousands)

	Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Par Value					Additional Paid-In Capital	Accumulated Distributions	Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
	Common Stock Class T	Common Stock Class D	Common Stock Class I	Common Stock Class A	Common Stock Class TX
Balance at January 1, 2022	$—	$—	$2	$234	$—	$275,821	$(17,273)	$(55,864)	$202,920	$267,472	$70,277	$540,669
Issuance of common stock	14	—	4	—	—	32,912	—	—	32,930	—	—	32,930
Offering costs	—	—	—	—	—	(2,958)	—	—	(2,958)	—	—	(2,958)
Distribution reinvestment	—	—	—	—	—	464	—	—	464	—	—	464
Common stock/OP Units repurchased	—	—	—	(2)	—	(3,106)	—	—	(3,108)	(286)	—	(3,394)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	662	662
Share-based compensation	—	—	—	—	—	—	—	—	—	865	—	865
Distributions to investors	—	—	—	—	—	—	(4,314)	—	(4,314)	(5,460)	(4,073)	(13,847)
Net loss	—	—	—	—	—	—	—	(3,005)	(3,005)	(3,828)	(55)	(6,888)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	(8,008)	—	—	(8,008)	8,008	—	—
Balance at March 31, 2022	14	—	6	232	—	295,125	(21,587)	(58,869)	214,921	266,771	66,811	548,503
Issuance of common stock	15	—	12	—	—	53,522	—	—	53,549	—	—	53,549
Offering costs	—	—	—	—	—	(4,211)	—	—	(4,211)	—	—	(4,211)
Distribution reinvestment	—	—	—	1	—	656	—	—	657	—	—	657
Common stock/OP Units repurchased	—	—	—	(3)	—	(5,591)	—	—	(5,594)	(445)	—	(6,039)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	(210)	15,444	15,234
Share-based compensation	—	—	—	—	—	—	—	—	—	941	—	941
Distributions to investors	—	—	—	—	—	—	(4,765)	—	(4,765)	(5,558)	(122)	(10,445)
Net loss	—	—	—	—	—	—	—	(5,843)	(5,843)	(6,752)	(398)	(12,993)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	(12,486)	—	—	(12,486)	12,486	—	—
Balance at June 30, 2022	$29	$—	$18	$230	$—	$327,015	$(26,352)	$(64,712)	$236,228	$267,233	$81,735	$585,196
Issuance of common stock	14	—	13	—	—	56,798	—	—	56,825	—	—	56,825
Offering costs	—	—	—	—	—	(4,748)	—	—	(4,748)	—	—	(4,748)
Distribution reinvestment	—	—	—	—	—	583	—	—	583	—	—	583
Exchanges and transfers	—	—	2	—	—	3,382	—	—	3,384	(3,384)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	2,930	—	2,930
CMOF Merger	—	—	—	43	—	39,393	—	—	39,436	8,273	(49,178)	(1,469)
Common stock/OP Units repurchased	—	—	(1)	(2)	—	(5,803)	—	—	(5,806)	(602)	—	(6,408)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	386	386
Share-based compensation	—	—	—	—	—	—	—	—	—	938	—	938
Distributions to investors	—	—	—	—	—	—	(5,470)	—	(5,470)	(5,646)	(116)	(11,232)
Net loss	—	—	—	—	—	—	—	(5,888)	(5,888)	(6,198)	(241)	(12,327)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	(12,686)	—	—	(12,686)	12,686	—	—
Balance at September 30, 2022	$43	$—	$32	$271	$—	$403,934	$(31,822)	$(70,600)	$301,858	$276,230	$32,586	$610,674

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,428)	$(32,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,635	37,549
Gain on sale of real estate assets	(1,031)	—
Gain on sale of investments in unconsolidated real estate entities	—	(7,810)
Gain on consolidation of development	(4,452)	—
Share-based compensation	2,212	2,743
Deferred taxes	(150)	7,262
Other operating	7,510	1,565
Equity in earnings of unconsolidated real estate entities	(5,067)	(8,705)
Distributions from unconsolidated real estate entities - return on capital	3,310	8,389
Changes in operating assets and liabilities:
Other assets	(7,588)	821
Performance participation allocation	—	31,160
Performance participation allocation payment	(20,320)	(51,761)
Accounts payable, accrued expenses and other liabilities	8,791	9,644
Net cash used in operating activities	(17,578)	(1,352)
Cash flows from investing activities:
Acquisitions of real estate	—	(148,262)
Cash acquired on consolidation of real estate	5,807	5,649
Settlement of related party notes and liabilities assumed with the CMOF Merger	—	(1,469)
Capital expenditures and development activities	(32,805)	(79,218)
Investments in unconsolidated real estate entities	(17,604)	(197)
Proceeds from sale of investments in unconsolidated real estate entities	—	28,910
Distributions from unconsolidated real estate entities - return of capital	18,106	38,769
Proceeds from sale of real estate assets, net	4,656	—
Contributions to investments in real estate-related loans	(7,346)	—
Proceeds from settlement of investments in real estate-related loans	—	13,000
Net cash used in investing activities	(29,186)	(142,818)

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Principal payments on mortgage notes	(862)	(1,186)
Borrowings from revolving credit facility	70,000	168,000
Repayments on revolving credit facility	(50,000)	(141,000)
Borrowings under mortgage notes	366,963	473,534
Repayments of mortgage notes	(284,702)	(240,338)
Deferred financing costs on mortgage notes	(4,053)	(5,067)
Borrowings from construction loans	16,955	29,505
Repayments of construction loans	(37,000)	(59,660)
Proceeds from issuance of preferred stock	80,170	15,472
Redemption of preferred stock	(1,438)	(142,700)
Offering costs paid on issuance of preferred stock	(9,247)	(1,708)
Repurchase of unsecured promissory notes	(1,014)	(96)
Proceeds from issuance of common stock	24,567	143,445
Repurchase of common stock/OP Units	(71,009)	(14,191)
Offering costs paid on issuance of common stock	(2,569)	(7,514)
Contributions from noncontrolling interests	—	11,935
Distributions to common stockholders	(16,531)	(12,279)
Distributions to noncontrolling interests - limited partners	(17,395)	(16,507)
Distributions to noncontrolling interests - partially owned entities	(1,071)	(4,311)
Net cash provided by financing activities	61,764	195,334
Net increase in cash and cash equivalents and restricted cash	15,000	51,164
Cash and cash equivalents and restricted cash, beginning of period	95,524	45,390
Cash and cash equivalents and restricted cash, end of period	$110,524	$96,554

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$78,153	$63,045
Restricted cash	32,371	33,509
Total cash and cash equivalents and restricted cash	$110,524	$96,554

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
(Decrease) increase in accrued deferred offering costs	$(756)	$4,404
Distributions reinvested in common stock	$1,877	$1,563
Changes in accrued capital expenditures	$(543)	$(3,050)
Capitalized interest related to construction	$2,413	$1,137
Changes in accrued redemptions	$1,243	$1,669
Melrose Phase II Acquisition
Real estate assets, net of cash acquired	$39,582	$—
Mortgage note	$31,387	$—
Other assets and liabilities assumed, net	$(280)	$—
Value of OP Units issued for real estate assets	$3,110	$—
805 Riverfront Consolidation
Real estate assets, net of cash acquired	$98,921	$—
Construction loan	$45,306	$—
Preferred interest liability	$15,300	$—
Other assets and liabilities assumed, net	$(14,668)	$—
Alpha Mill acquisition of additional interests
Value of OP Units issued for additional investment in unconsolidated real estate entity	$19,829	$—
CMOF Merger
CMOF related party notes assumed	$—	$1,327
Net other liabilities assumed	$—	$142
Cottonwood Ridgeview Acquisition
Real estate assets, net of cash acquired	$—	$68,167
Mortgage note	$—	$63,795
Other assets and liabilities assumed, net	$—	$642
Value of OP Units issued for real estate assets	$—	$2,930
Cottonwood Clermont Acquisition
Assumption of mortgage note	$—	$35,521

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

From August 13, 2018 to December 22, 2020 we conducted an initial public offering of our common stock (the “Initial Offering”), for which we raised gross proceeds of $122.0 million. The Initial Offering ended in December 2020. In November 2021, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of September 30, 2023, we have raised gross proceeds of $200.0 million from the Follow-on Offering, including $4.4 million proceeds from the DRP Offering.

Since November 2019, we have periodically conducted private placement offerings exempt from registration under the Securities Act pursuant to which we have offered for sale to accredited investors preferred stock at a purchase price of $10.00 per share of preferred stock (the “Private Offerings”). As of September 30, 2023, we have raised gross proceeds of $207.6 million from the Private Offerings. Additional information about our preferred stock is included in Note 7 and Note 8 to these financial statements.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of September 30, 2023, our portfolio consists of ownership interests or structured investment interests in 37 multifamily apartment communities with a total of 10,494 units, including 1,484 units in five multifamily apartment communities in which we have a structured investment interest and another 987 units in four multifamily apartment communities under construction or in lease-up. In addition, we have an ownership interest in four land sites we plan to develop.

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K/A for the period ending December 31, 2022 filed with the SEC. As our comprehensive income is equivalent to net income, our accompanying condensed consolidated financial statements do not include a Statement of Other Comprehensive Income.

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

Organization and Offering Costs

Organization and offering costs in the Follow-on Offering are paid by purchasers of the shares through an adjustment to the purchase price of the share or their distribution (depending on the class of share purchased) or by us. They are recorded as an offset to equity. As of September 30, 2023, $17.9 million in organization and offering costs had been incurred in connection with the Follow-on Offering.

Organization and offering costs in the Private Offerings were and are paid by us. Offering costs are deferred and amortized up to the redemption date through interest expense. We incurred $13.2 million of organization and offering costs related to the offering of the Series 2019 Preferred Stock, which was fully subscribed and terminated in March 2022. As of September, 30, 2023 we incurred $9.3 million and $0.1 million of organization and offering costs related to the offerings of the Series 2023 Preferred Stock and the Series 2023-A Preferred Stock, respectively.

Recent Accounting Pronouncements

On January 1, 2023, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amended the accounting for credit losses for certain financial instruments. The standard replaced the incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable information to determine and record credit loss estimates. The adoption has not had a material impact on our condensed consolidated financial statements through September 30, 2023.

Immaterial Correction to Consolidated Financial Statements

During the review of our third quarter 2023 financial statements, we identified certain misstatements in our statement of cash flows for the quarterly period ended September 30, 2022, mostly related to non-cash transactions and one correction of improper netting between borrowings and repayments for one financing transaction. Management has considered the errors and concluded they are not material. The following shows the line items as reported and as corrected for the nine months ended September 30, 2022 (in thousands) along with a description of each immaterial misstatement:

		Adjustments
	As Previously Reported	Inter Activity Items (1)	Accrued Capital Expenditures (2)	Capitalized Interest (3)	Accrued Redemptions (4)	As Corrected
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash used on operating activities
Other operating (5)	$5,283	$(3,718)	$—	$—	$—	$1,565
Changes in operating assets and liabilities
Other assets	$(2,647)	$3,468	$—	$—	$—	$821
Accounts payable and accrued liabilities	$7,943	$250	$3,050	$70	$(1,669)	$9,644
Net cash used in operating activities	$(2,803)	$—	$3,050	$70	$(1,669)	$(1,352)

Cash flows from investing activities:
Capital expenditures and development activities	$(77,235)	$—	$(3,050)	$1,067	$—	$(79,218)
Net cash used in investing activities	$(140,835)	$—	$(3,050)	$1,067	$—	$(142,818)

Cash flows from investing activities:
Borrowings under mortgage notes and term loans	$464,373	$9,161	$—	$—	$—	$473,534
Repayments of mortgage notes and term loans	$(231,177)	$(9,161)	$—	$—	$—	$(240,338)
Borrowings under construction loans	$30,642	$—	$—	$(1,137)	$—	$29,505
Redemption of preferred stock	$(142,720)	$—	$—	$—	$20	$(142,700)
Issuance of common stock	$145,008	$(1,563)	$—	$—	$—	$143,445
Repurchase of common stock/OP Units	$(15,840)	$—	$—	$—	$1,649	$(14,191)
Distributions to common stockholders	$(13,842)	$1,563	$—	$—	$—	$(12,279)
Net cash provided by financing activities	$194,802	$—	$—	$(1,137)	$1,669	$195,334

Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$—	$1,563	$—	$—	$—	$1,563
Changes in accrued capital expenditures	$—	$—	$(3,050)	$—	$—	$(3,050)
Capitalized interest related to construction	$—	$—	$—	$1,137	$—	$1,137
Changes in accrued redemptions	$—	$—	$—	$—	$1,669	$1,669

(1) These items do not impact total cash flows from operating, investing and financing activities. They include separating the fair value of derivatives from other assets, separating the amortization of below market leases from other assets, correcting the improper netting between borrowings and repayments for one financing transaction, and reducing cash from issuance of common stock and distributions to common stockholders for distributions from our distribution reinvestment plan.

(2) Noncash accruals for capitalized development costs were not properly excluded from cash outflows for capital expenditures and development activities within investing activities and also was not properly excluded from changes in accounts payable and accrued liabilities.

(3) Noncash accrued capitalized interest on development projects was not properly excluded from cash outflows for capital expenditures and development activities in investing activities and borrowings from construction loans in financing activities.

(4) Noncash accruals for redemptions were not properly excluded from cash outflows paid for redemptions within financing activities and also were not properly excluded from changes in accounts payable and accrued liabilities.

(5) The as previously reported amount in the table above for other operating within operating cash flow includes a $0.5 million reclassification related to loss on debt extinguishment in order to match the current year presentation.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets (in thousands):

	September 30, 2023	December 31, 2022
Land	$272,067	$267,876
Buildings and improvements	1,370,573	1,348,019
Furniture, fixtures and equipment	58,396	54,067
Intangible assets	39,464	40,692
Construction in progress (1)	158,806	106,223
	1,899,306	1,816,877
Less: Accumulated depreciation and amortization	(156,268)	(119,270)
Real estate assets, net	$1,743,038	$1,697,607

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

805 Riverfront Consolidation

We have a preferred equity investment in 805 Riverfront, a multifamily development project located in West Sacramento, CA (the “Riverfront Project”). On September 8, 2023, the sponsor of the Riverfront Project was removed as the manager and developer due to events of default, whereupon we became the manager and replacement developer with control of the project. Prior to this event, our preferred equity investment was accounted for as an equity method investment.

The entity controlling the Riverfront Project is a variable interest entity (“VIE”). When we consolidate a VIE that is not a business, a gain or loss is recognized for the difference between the sum of (1) the fair value of any consideration paid, the fair value of the noncontrolling interest, and the reported amount of our previous interest and (2) the net fair value of identifiable assets and liabilities of the VIE. For 805 Riverfront, no consideration was paid and the fair value of the noncontrolling interest on the date of consolidation was zero. We recorded a gain of $4.5 million as follows (in thousands):

Description	Amounts
Reported amount of previous interest
Equity method investment (1)	$28,679

Fair value of assets and liabilities
Real estate assets	$103,373
Restricted cash	5,032
Other assets	400
Accounts payable, accrued expenses and other liabilities	(15,068)
Preferred equity (2)	(15,300)
Construction loans, net	(45,306)
Total net fair value of identifiable assets and liabilities of the VIE	33,131
Gain on consolidation	$4,452

(1) We provided an additional investor capital contribution of $6.0 million for the Riverfront Project with the change of control.
(2) The preferred equity in the Riverfront Project is an investment by a third party. It is mandatorily redeemable and accounted for as a liability.

Asset Acquisitions

The following table summarizes the purchase price allocation of the real estate assets acquired during the nine months ended September 30, 2023 (in thousands):

			Allocated Amounts
Property	Location	Date Consolidated	Building	Land	Land Improvements	Personal Property	Lease Intangibles	Debt Fair Value Adjustment	Total
Melrose Phase II	Nashville, TN	8/2/23	$32,115	$5,156	$248	$1,021	$1,043	$1,013	$40,596

Melrose Phase II was consolidated in August 2023 when we issued 175,077 operating partnership units in CROP (“OP Units”) to acquire the remaining 20.2% tenant-in-common interests in the property. The value of the OP Units was $3.1 million. Melrose Phase II was previously accounted for as an equity method investment.

The following table summarizes the purchase price allocation of the real estate assets acquired or consolidated during the year ended December 31, 2022 (in thousands):

			Allocated Amounts
Property	Location	Date Consolidated	Building	Land	Land Improvements	Personal Property	Lease Intangibles	Debt Fair Value Adjustment	Total
Cottonwood Lighthouse Point	Pompano Beach, FL	6/22/22	$76,322	$13,647	$1,843	$2,011	$1,783	$—	$95,606
Cottonwood Ridgeview	Plano, TX	9/19/22	54,337	9,275	2,548	835	1,603	1,504	70,102
Cottonwood Clermont	Clermont, FL	9/21/22	67,400	5,705	5,744	1,817	1,792	3,428	85,886
			$198,059	$28,627	$10,135	$4,663	$5,178	$4,932	$251,594

The acquisition of Cottonwood Lighthouse Point in June 2022 was funded with debt of $48.0 million and available cash. See also the “Cottonwood Lighthouse Point Transaction” discussion above and Note 4 for further information.

Cottonwood Ridgeview was consolidated when we issued 141,543 OP Units to acquire the remaining 9.5% tenant-in-common interests in the property in September 2022. The value of the OP Units was $2.9 million on the close date based on the net asset value of OP Units as of August 31, 2022. Cottonwood Ridgeview was previously accounted for as an equity method investment.

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

Block C

On June 28, 2022, Block C, an early-stage development joint venture with CMOF, was recapitalized. Block C originally owned land for the development of two projects called The Westerly and Millcreek North. Entities affiliated with us and our advisor contributed capital to the joint venture and were admitted as members. We contributed additional funds to obtain a controlling interest in June 2022 and consolidated the joint venture, which had previously been recorded as an equity method investment. In September, 2022, we acquired CMOF’s interest in Block C as a result of the CMOF Merger. In April 2023, we merged another consolidated development project called The Archer into Block C. Interests in Block C not held by us are recorded as noncontrolling interest. Refer to Note 1 and Note 10 for further information on Block C.

CMOF Merger

The acquisition of an additional ownership interest of a consolidated entity is accounted for as an equity transaction. We acquired additional interests in three development projects with the CMOF Merger in September 2022. These projects were already consolidated by us. Accordingly, noncontrolling interest was reduced by the carrying amount attributable to CMOF’s ownership in the three development projects and the difference between the carrying amount of the noncontrolling interest and the consideration paid was recorded as an adjustment to our equity through additional paid-in capital as follows (in thousands, except share and per share data):

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

4.    Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of September 30, 2023 and December 31, 2022 (in thousands):

			Balance at
Property / Development	Location	% Owned	September 30, 2023	December 31, 2022
Stabilized Assets
Alpha Mill (1) (2)	Charlotte, NC	73.7% (2)	$29,941	$10,470
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	12,191	30,792
Cottonwood Lighthouse Point (1) (3)	Pompano Beach, FL	86.8% (3)	39,840	—
Fox Point (1)	Salt Lake City, UT	52.8%	13,872	14,794
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	6,916	9,382
Melrose Phase II (1) (4)	Nashville, TN	100.0% (4)	—	6,185
Preferred Equity Investments
Lector85	Ybor City, FL		11,022	10,006
Astoria West (formerly Vernon)	Queens, NY		22,656	20,567
805 Riverfront (5)	West Sacramento, CA	(5)	—	20,259
417 Callowhill	Philadelphia, PA		24,898	9,949
Other			512	803
Total			$161,848	$133,207

(1) We account for our tenant-in-common interests in these properties as equity method investments.
(2) On March 31, 2023, we issued 1,063,293 OP Units for an additional 45.4% tenant-in-common interests in Alpha Mill, increasing our ownership to 73.7%. The value of the OP Units on the close date was $19.8 million based on the net asset value of OP Units as of February 28, 2023. All of the tenant-in-common interests were purchased at the same price. One of the sellers was a related party.

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

(4) On August 2, 2023, we issued 175,077 OP Units to acquire the remaining 20.2% tenant-in-common interests in Melrose Phase II, bringing our ownership to 100% and resulting in the consolidation of the property from that date onward. The value of the OP Units issued was $3.1 million.

(5) 805 Riverfront was consolidated due to a change in control as described in Note 3. On the date of consolidation our equity method investment was $22,625.

Equity in earnings (losses) for our stabilized assets for the three months ended September 30, 2023 and 2022 were $(1.5) million and $0.1 million, respectively. Equity in earnings (losses) for our stabilized assets for the nine months ended September 30, 2023 and 2022 were $(3.9) million and $3.4 million, respectively. During February 2023, we received $16.9 million and $1.2 million in distributions as a return of capital from debt refinances at Cottonwood Bayview and Toscana at Valley Ridge, respectively.

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value method. Equity in earnings for our preferred equity investments for the three months ended September 30, 2023 and 2022 were $3.0 million and $1.8 million, respectively. Equity in earnings for our preferred equity investments for the nine months ended September 30, 2023 and 2022 were $9.0 million and $5.3 million, respectively.

During the nine months ended September 30, 2023, we funded $11.5 million toward the 417 Callowhill preferred equity investment. As of September 30, 2023, we have funded $20.2 million in total towards the 417 Callowhill preferred equity investment and had a remaining commitment of $13.2 million. As of September 30, 2023, we had fully funded our commitments on the Lector85 and Astoria West preferred equity investments. Our 805 Riverfront preferred equity method investment was fully funded prior to the change of control event in September 2023. Refer to Note 3.

5.    Debt
Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of September 30, 2023 and December 31, 2022 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	September 30, 2023	December 31, 2022
Fixed rate loans
Fixed rate mortgages	4.46%	5.3 Years	$891,433	$528,308
Total fixed rate loans			891,433	528,308
Variable rate loans (2)
Floating rate mortgages	5.45% (3)	7.2 Years	131,153	426,130
Variable rate revolving credit facility (4)	6.98%	1.5 Years	74,000	54,000
Total variable rate loans			205,153	480,130
Total secured loans			1,096,586	1,008,438
Unamortized debt issuance costs			(6,961)	(4,878)
Premium on assumed debt, net			(5,532)	(3,423)
Mortgage notes and revolving credit facility, net			$1,084,093	$1,000,137

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed.
(2) The interest rates of our variable rate loans are based on 30-Day Average SOFR or one-month SOFR (CME Term).
(3) Includes the impact of interest rate caps in effect on September 30, 2023.
(4) We may obtain advances secured against Cottonwood One Upland and Parc Westborough up to $125.0 million on our variable rate revolving credit facility, as long as certain loan-to-value ratios and other requirements are maintained. At September 30, 2023, the amount on our variable rate revolving credit facility was capped at $115.2 million primarily due to the current interest rate environment.

During the nine months ended September 30, 2023, we completed debt refinances on seven of our consolidated properties and converted certain variable rate loans to fixed rate loans. Fixed rate mortgages as of September 30, 2023 also includes the Melrose Phase II mortgage, which was consolidated from August 2023 onward. As of September 30, 2023, floating rate mortgages no longer include the variable rate mortgage for Cottonwood Lighthouse Point, which was deconsolidated in February 2023. See Note 3 and Note 4 above for additional discussion related to the Melrose Phase II and Cottonwood Lighthouse Point transactions.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of September 30, 2023.

Construction Loans

Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at September 30, 2023	Amount Drawn at December 31, 2022
Park Avenue	(1)	(1)	(1)	$—	$37,000
Cottonwood Broadway	One-Month BSBY (2) + 2.9%	May 15, 2025	44,625	41,856	39,728
Cottonwood Highland	30-Day Average SOFR + 2.55%	May 1, 2029	44,250	35,838	18,599
805 Riverfront (3)	One-Month SOFR + 4.35%	May 30, 2026	55,400	45,306	N/A (3)
The Westerly (4)	One-Month SOFR + 3.0%	July 12, 2028	42,000	—	N/A (4)
			$186,275	$123,000	$95,327

(1) The Park Avenue construction loan was refinanced in March 2023 with a $43.5 million fixed rate mortgage which matures in 2028 and is included in mortgage notes above.
(2) BSBY refers to the Bloomberg Short-Term Bank Yield Index.
(3) 805 Riverfront was consolidated in September 2023. Refer to Note 3.
(4) In July 2023, we entered into a construction loan agreement for The Westerly, a development project in Millcreek, UT. Construction is expected to be completed in 2026. No amounts have been drawn on the construction loan as of September 30, 2023.

Unsecured Promissory Notes, Net

CROP issued notes to foreign investors outside of the United States. These notes are unsecured and subordinate to all of CROP's debt. Each note has extension options during which the interest rate will increase 0.25% each year.
Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date (2)	Maximum Extension Date	September 30, 2023	December 31, 2022
2017 6% Notes (1)	$35,000	6.25%	December 31, 2023	December 31, 2024	$20,558	$20,718
2019 6% Notes	25,000	6.00%	December 31, 2023	December 31, 2025	21,775	22,235
	$60,000				$42,333	$42,953

(1) We exercised the option to extend the maturity date on our 2017 6% Notes for one additional year to December 31, 2023, which increased the interest rate from 6.00% to 6.25% for the period from January 1, 2023 to December 31, 2023.

(2) We plan to exercise our extension options on the 2017 6% Notes and the 2019 6% Notes.
The aggregate maturities, including amortizing principal payments on our debt for years subsequent to September 30, 2023 are as follows (in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Unsecured Promissory Notes	Total
2023 (1)	$114	$—	$42,333	$42,447
2024 (2)	74,466	87,162	—	161,628
2025	1,380	—	—	1,380
2026	93,088	—	—	93,088
2027	364,157	—	—	364,157
Thereafter	563,381	35,838	—	599,219
	$1,096,586	$123,000	$42,333	$1,261,919

(1) Of the amounts maturing in 2023, $20.6 million relates to our 2017 6% Unsecured Promissory Notes which can be extended to December 31, 2024, and $21.8 million relates to our 2019 6% Unsecured Promissory Notes which can be extended for two one-year periods to December 31, 2025.

(2) Of the amounts maturing in 2024, $74.0 million relates to our variable rate revolving credit facility, which can be extended to March 19, 2025, subject to the satisfaction of certain conditions. An additional $41.9 million relates to the construction loan for Cottonwood Broadway, which can be extended to May 15, 2025 if we exercise the option to convert the construction loan to a Mini Perm Loan, subject to the satisfaction of certain conditions, and $45.3 million relates to the construction loan for 805 Riverfront, which can be extended for two one-year periods to May 30, 2026, subject to the satisfaction of certain conditions.

6.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of September 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real estate-related loans	$7,127	$7,346	$—	$—

Financial Liability:
Fixed rate mortgages	$891,433	$865,856	$528,308	$509,134
Floating rate mortgages	$131,153	$129,463	$426,130	$421,189
Variable rate revolving credit facility	$74,000	$74,000	$54,000	$54,000
Construction loans	$123,000	$123,000	$95,327	$95,327
Series 2019 Preferred Stock	$124,728	$124,728	$127,065	$127,065
Series 2023 Preferred Stock	$78,443	$78,443	$—	$—
Series 2023-A Preferred Stock	$2,170	$2,170	$—	$—
Preferred interest liability	$15,300	$15,300	$—	$—
Unsecured promissory notes	$42,333	$42,333	$42,953	$42,953

All financial instruments in the table above are categorized as Level 2 in the fair value hierarchy.

7.    Preferred Stock

We have three classes of preferred stock outstanding as of September 30, 2023, Series 2019, Series 2023, and Series 2023-A that are accounted for as liabilities as they are mandatorily redeemable. Information on these classes of preferred stock as of September 30, 2023 and December 31, 2022 is as follows:

					Shares Outstanding at
	Dividend Rate	Extension Dividend Rate	Redemption Date	Maximum Extension Date	September 30, 2023	December 31, 2022
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2023(2)	December 31, 2025	12,472,787	12,706,485
Series 2023 Preferred Stock	6.0%	6.5% (1)	June 30, 2027	June 30, 2029	7,844,277	—
Series 2023-A Preferred Stock	7.0%	N/A	December 31, 2027	N/A	217,000	—

(1) Represents the fully extended dividend rate. During the first-year extension, the dividend rate is 6.25%.
(2) We plan to exercise our extension option for the Series 2019 Preferred Stock.

The offering of Series 2023 Preferred Stock commenced in December 2022 and is ongoing, with our first shares issued in early 2023. The offering of Series 2023-A commenced in July 2023, and is ongoing, with our first shares issued in August 2023. During the nine months ended September 30, 2023, we issued $78.4 million of Series 2023 Preferred Stock and we issued $2.2 million of Series 2023-A Preferred Stock. We issued the remaining $15.5 million of Series 2019 Preferred Stock in the first quarter of 2022, whereupon the offering of our Series 2019 Preferred Stock was fully subscribed and terminated in March 2022 having launched in November 2019. During the nine months ended September 30, 2023, we incurred $2.0 million in dividends on our Series 2023 Preferred Stock and we incurred an insignificant amount in dividends on our Series 2023-A Preferred Stock. During both the nine months ended September 30, 2023 and 2022, we incurred $5.2 million in dividends on our Series 2019 Preferred Stock. During 2022, we incurred $2.9 million in dividends on our Series 2016 Preferred Stock prior to their full redemption in April 2022 and we incurred an insignificant amount in dividends on our Series 2017 Preferred Stock prior to their full redemption at the end of January 2022.

No shares of our Series 2023 Preferred Stock or our Series 2023-A Preferred Stock were repurchased during the nine months ended September 30, 2023. During the nine months ended September 30, 2023 and 2022, we repurchased 233,698 shares of Series 2019 Preferred Stock for $2.2 million and 16,000 shares of Series 2019 Preferred Stock for $0.2 million, respectively. We fully redeemed our Series 2017 Preferred Stock at the end of January 2022 for $2.6 million and we fully redeemed our Series 2016 Preferred Stock in April 2022 for $139.8 million. The Series 2017 Preferred Stock and the Series 2016 Preferred Stock were designated and issued in connection with the Company’s merger with Cottonwood Residential II, Inc. in July 2021.

8.    Stockholders' Equity
Convertible Preferred Stock

In September 2023, we designated the Series A Convertible Preferred Stock (“Convertible Preferred Stock”). The holders of Convertible Preferred Stock receive monthly cash dividends at the rate of 8.0% per annum of $10.00 per share when and as authorized by the board of directors and declared by the Company. The board of directors may increase the dividend rate from time to time in its sole discretion. Subject to certain terms and conditions, the Convertible Preferred Stock is convertible into Class I shares of the Company’s common stock in an amount equal to the purchase price divided by the net asset value for the Class I shares at the time of conversion. The Convertible Preferred Stock is being offered for sale pursuant to a private offering to accredited investors only. No shares of the Convertible Preferred Stock had been issued as of September 30, 2023. The Convertible Preferred Stock is accounted for as a class of stockholder’s equity.

Common Stock

The following table details the movement in the Company's outstanding shares for each class of common stock:

	Nine Months Ended September 30, 2023
	Class T	Class D	Class I	Class A	Total
December 31, 2022	4,815,122	64,673	3,861,049	26,604,864	35,345,708
Issuance of common stock	616,618	144,204	521,348	—	1,282,170
Distribution reinvestment	23,361	552	18,193	57,861	99,967
Exchanges and transfers (1)	(1,112)	—	399,969	—	398,857
Repurchases of common stock	(878,458)	(4,861)	(590,380)	(2,585,400)	(4,059,099)
September 30, 2023	4,575,531	204,568	4,210,179	24,077,325	33,067,603

(1) Exchanges represent the number of shares OP Unit holders have exchanged for Class I shares during the period. Transfers represent Class T shares that were converted to Class I shares during the period.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the nine months ended September 30, 2023, we paid aggregate distributions of $18.4 million, including $1.9 million of distributions reinvested through our distribution reinvestment plan.

We declared the following monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2023	$0.06083333	$0.73
February 28, 2023	$0.06083333	$0.73
March 31, 2023	$0.06083333	$0.73
April 30, 2023	$0.06083333	$0.73
May 31, 2023	$0.06083333	$0.73
June 30, 2023	$0.06083333	$0.73
July 31, 2023	$0.06083333	$0.73
August 31, 2023	$0.06083333	$0.73
September 30, 2023	$0.06083333	$0.73

Repurchases

During the nine months ended September 30, 2023, we repurchased 4,059,099 shares of common stock pursuant to our share repurchase program for $70.4 million, at an average repurchase price of $17.34. We had no unfulfilled repurchase requests during the nine months ended September 30, 2023.

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

Asset Management Fee. Under the amended and restated advisory agreement entered May 7, 2021 and renewed through May 7, 2024, CROP pays our advisor a monthly management fee equal to 0.0625% of GAV (gross asset value of CROP, calculated pursuant to our valuation guidelines and reflective of the ownership interest held by CROP in such gross assets), subject to a cap. Through September 19, 2023, the cap was equal to 0.125% of net asset value of CROP. Effective September 19, 2023, the cap was amended to be based on “adjusted net asset value”, which is defined to include the value attributable to preferred stock that is convertible into common equity in the calculation of net asset value of CROP.

Asset management fees to our advisor for the three months ended September 30, 2023 and 2022 were $4.2 million and $4.6 million, respectively. Asset management fees to our advisor for the nine months ended September 30, 2023 and 2022 were $13.6 million and $12.8 million, respectively.

Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us. There were no acquisition expense reimbursements for the three or nine months ended September 30, 2023 and 2022.

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

Due to the decrease in net asset value, no performance participation allocation was incurred during the three or nine months ended September 30, 2023. The $20.3 million performance participation allocation incurred as a result of the increase in the value of our net assets and dividends paid to stockholders during the year ended December 31, 2022 was paid in cash during the first quarter of 2023.

Block C

We, through our indirect subsidiaries, have a joint venture investment in Block C for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North and The Archer. As of September 30, 2023, entities affiliated with us and our advisor (the “Affiliated Members”) have made aggregate contributions of $10.9 million towards the joint venture. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs act of 2017. As of September 30, 2023, our ownership in the Block C joint venture was 82.2%.

11.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

OP Units and LTIP Units are units in CROP not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”
OP Units - During the nine months ended September 30, 2023 and 2022, we paid aggregate distributions to noncontrolling OP Unit holders of $17.4 million and $16.5 million, respectively.
LTIP Units - As of September 30, 2023, there were 602,895 unvested time LTIP awards and 597,105 unvested performance LTIP awards outstanding. LTIP Unit award share-based compensation, included within share-based compensation in the condensed consolidated statement of stockholders’ equity, was $2.1 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively. Total unrecognized compensation expense for LTIP Units at September 30, 2023 is $6.3 million and is expected to be recognized on a straight-line basis through December 2026.

Noncontrolling Interests - Partially Owned Entities

As of September 30, 2023, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 63%, with the average being 11%.

12.    Commitments and Contingencies

417 Callowhill

As of September 30, 2023, we had a remaining commitment of $13.2 million on the 417 Callowhill preferred equity investment.

2215 Hollywood

As of September 30, 2023, we had funded $2.0 million and had a remaining commitment of $8.0 million on the 2215 Hollywood Mezzanine Loan.

Monrovia Station

As of September 30, 2023, we had funded $5.3 million and had a remaining commitment of $14.8 million on the Monrovia Station Junior Mezzanine Loan.

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of September 30, 2023, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

13.    Subsequent Events
We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Pending Sale of Cottonwood One Upland

On October 31, 2023, we entered into a purchase and sale agreement with an unaffiliated third-party for the sale of Cottonwood One Upland. Pursuant to the agreement, the sale price for Cottonwood One Upland is $114.3 million. The sale is expected to close during the fourth quarter of 2023. There can be no assurance that we will complete the sale of One Upland. The purchaser would be obligated to purchase Cottonwood One Upland only after satisfaction of agreed upon closing conditions.

Infield Apartments Junior Preferred Equity Investment

On November 3, 2023, we entered into an agreement to provide a junior preferred equity investment for an amount of $11.4 million (the “Infield Investment”) and fully funded the investment on the same day. The Infield Investment accrues a preferred return of 16.75% per annum, compounded monthly.

The borrower intends to use the proceeds from the Infield Investment to fund cost overruns in order to complete the development of the Infield Apartments, a 384-unit multifamily project located in Kissimmee, Florida, a suburb of Orlando. The Infield Apartments is currently estimated to be over 75% complete and has begun pre-leasing activities.

Block C Loan

On November 14, 2023, we, through CROP, executed a promissory note in favor of Block C. Refer to Note 1, Note 3 and Note 10 for further information on Block C. Pursuant to the terms of the promissory note, CROP may borrow, on a revolving basis, up to $15,000,000. Amounts advanced under the note, plus any interest on the unpaid principal advanced is due and payable by December 12, 2023, subject to one 14-day extension.

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

•We restated our previously issued financial statements for the year ended December 31, 2022 and for each of the quarterly periods therein (the “Restatement”). As a result of the Restatement, we identified a material weakness in our internal control over financial reporting, and as a result of the material weakness, our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2022, which conclusion could harm our business. The Restatement and related identification of a material weakness in our internal controls over financial reporting could subject us to increased risk of litigation.

Additional risks related to our business are discussed herein under Part II - “Item 1A. Risk Factors” and under the heading “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2022 as filed with the SEC on October 13, 2023. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of September 30, 2023, we raised $122.0 million from the sale of our common stock in an initial public offering that we conducted from August 2018 through December 2020 and we raised $200.0 million in our follow-on offering that we commenced in November 2021 (including shares issued through the distribution reinvestment plan offering). Additionally, as of September 30, 2023, we have raised gross proceeds of $207.6 million from the sale of our preferred stock in periodic private offerings to accredited investors (the “Private Offerings”). We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored OP Units in CROP.

As of our September 30, 2023 NAV, we had a portfolio of $2.5 billion in total assets, with 80.7% of our equity value in operating properties, 8.4% in development, 3.4% in land held for development and 7.5% in real estate-related structured investments. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.

Highlights for the Three Months Ended September 30, 2023

The following highlights activities that occurred during the three months ended September 30, 2023:

•Net loss attributable to common stockholders was $0.20 per diluted share compared to $0.20 for the same period in the prior year.
•Same store net operating income at share (“Same Store NOI”) was $21.7 million compared to $20.8 million for the same period in the prior year.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $(0.05) per diluted share/unit compared to $0.01 for the same period in the prior year. Core FFO was $0.04 per diluted share/unit, compared to $0.09 for the same period in the prior year. The decrease is primarily due to higher interest rates.
•Net asset value was $15.8195 per share/unit at September 30, 2023, compared to $17.4638 per share/unit at June 30, 2023.
•We funded an additional $3.6 million of our $33.4 million preferred equity investment in the 417 Callowhill development.
•We acquired the remaining tenant-in-common interests of Melrose Phase II.
•We refinanced two properties for $101.5 million, receiving net proceeds of $20.5 million and obtaining a term and fixed rate of seven years and 5.51%, respectively.
•We raised $15.1 million of net proceeds from the sale of Series 2023 and Series 2023-A Preferred Stock.
•We raised $1.8 million of net proceeds from the sale of stock issued under our follow-on offering.
•We repurchased $29.1 million of common stock and OP Units at an average discount of 3% to NAV.

Highlights for the Nine Months Ended September 30, 2023

The following highlights activities that occurred during the nine months ended September 30, 2023:

•Net loss attributable to common stockholders was $0.67 per diluted share compared to $0.54 for the same period in the prior year.
•Same store net operating income at share (“Same Store NOI”) was $65.1 million compared to $61.3 million for the same period in the prior year.
•FFO attributable to common stockholders and unit holders was $(0.06) per diluted share/unit, compared to $0.00 for the same period in the prior year. Core FFO was $0.18 per diluted share/unit, compared to $(0.26) for the same period in the prior year.
•Net asset value was $15.8195 per share/unit at September 30, 2023, compared to $19.5788 per share/unit at December 31, 2022.
•We funded $2.0M of our $10.0 million mezzanine loan investment in the 2215 Hollywood development.
•We funded an additional $11.5 million of our $33.4 million preferred equity investment in the 417 Callowhill development.
•We acquired 45.4% of tenant-in-common interests in Alpha Mill through the issuance of OP Units, increasing our ownership to 73.7%.
•We acquired the remaining tenant-in-common interests of Melrose Phase II.
•We sold tenant-in-common interests in Cottonwood Lighthouse Point to certain unaffiliated third parties for $13.6 million.
•We refinanced ten properties for $421.0 million, receiving net proceeds of $85.8 million and obtaining a weighted average term and rate of 6.6 years and 5.25%, respectively. Two of the properties are unconsolidated.
•We modified the mortgage loan on Sugarmont, reducing the loan to $91.2 million and converting the interest rate from a floating rate to a fixed rate of 5.9%.
•We raised $70.9 million of net proceeds from the sale of Series 2023 and Series 2023-A Preferred Stock.
•We raised $22.0 million of net proceeds from the sale of stock issued under our follow-on offering.
•We repurchased $72.0 million of common stock and OP Units at an average discount of 4% to NAV.

Our Investments

Information regarding our investments as of September 30, 2023 is as follows:

Stabilized Properties ($ in thousands, except net effective rent)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
Alpha Mill	Charlotte, NC	267	830	May 2021	$69,500		$39,044	$1,715	95.51%	73.71%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,515	94.27%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	1,407	93.94%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,495	94.50%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		35,075	2,077	90.43%	100.00%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,260	91.77%	86.77%
Cottonwood One Upland	Boston, MA	262	1,160	Mar 2020	103,600		44,400	2,899	91.60%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		48,049	1,497	95.00%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,897	96.27%	100.00%
Cottonwood West Palm	West Palm Beach, FL	245	1,122	May 2019	66,900		47,978	2,406	93.47%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,745	95.43%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,715	95.24%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		46,000	1,475	93.97%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		53,401	1,630	93.81%	100.00%
Melrose	Nashville, TN	220	951	May 2021	67,400		56,600	1,881	90.00%	100.00%
Melrose Phase II	Nashville, TN	139	675	May 2021	40,350		32,400	1,623	92.81%	100.00%
Parc Westborough	Boston, MA	249	1,008	May 2021	74,000		29,600	2,358	97.19%	100.00%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,524	(2)	43,453	1,875	96.15%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,835	92.08%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,398	94.50%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,367	1,083	91.41%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,732	92.95%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,373	1,688	92.37%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,576	92.16%	84.19%
Sugarmont	Salt Lake City, UT	341	904	May 2021	139,704	(2)	91,200	2,262	91.18%	99.00% (3)
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,580	92.46%	98.68%
The Marq Highland Park (4)	Tampa, FL	239	999	May 2021	65,700		46,802	2,155	95.40%	100.00%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,323	97.22%	58.60%
Total / Weighted-Average		8,023	963		$1,971,308		$1,333,582	$1,786	93.66%

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

(4) Data from commercial retail units are excluded from number of units and physical occupancy.

Development Properties ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Completion Date	Total Project Investment	Construction Debt Outstanding (1)	Percentage Owned by CROP
Cottonwood Broadway	Salt Lake City, UT	254	817	May 2021	4Q2023	$77,103	$41,856	100.00
Cottonwood Highland (2)	Salt Lake City, UT	250	757	May 2021	4Q2023	61,132	35,838	36.93% (2)
805 Riverfront (3)	West Sacramento, CA	285	746	September 2023	4Q2023	92,830	45,306	(3)
The Westerly (4)	Salt Lake City, UT	198	808	May 2021 (4)	1Q2026	12,552	—	82.16%
Total		987				$243,617	$123,000

(1) Construction debt outstanding is shown as if CROP owned 100% of the development property.
(2) Intended to qualify as a qualified opportunity zone investment. Excludes the commercial retail units in unit count. CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project.

(3) We have a preferred equity investment in this project. Total project investment for 805 Riverfront represents amounts funded plus accrued interest as of September 8, 2023, the date we took control, and includes the construction debt outstanding and the preferred interest liability. Refer to Note 3 of the condensed consolidated financial statements.

(4) Construction on The Westerly began in July 2023. The amount above includes contributions from the Block C Joint Venture to The Westerly to date. Refer to the land held for development table below for additional information on the Block C Joint Venture.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
Lector85	Ybor City, FL	Preferred Equity	August 2019	254	$9,900	$9,900
Astoria West (formerly Vernon)	Queens, NY	Preferred Equity	July 2020	534	15,000	15,000
417 Callowhill	Philadelphia, PA	Preferred Equity	November 2022	220	33,413	20,217
2215 Hollywood	Hollywood, FL	Mezzanine Loan	April 2023	180	10,045	2,000
Monrovia Station	Monrovia, CA	Mezzanine Loan	July 2023	296	20,150	5,346
Total				1,484	$88,508	$52,463

Land Held for Development ($ in thousands)

Property Name / Joint Venture	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	1.69 acres	May 2021	$45,875	82.16%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,521	100.00%
Galleria	Salt Lake City, UT	26.07 acres	September 2022	29,289	100.00%
Total				$82,685

(1) The Block C Joint Venture includes land held for development for Millcreek North and The Archer multifamily development projects as well as cash held at the joint venture for future investment. The Block C joint venture also includes The Westerly, which is reflected in the separate development property table above.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues
Rental and other property revenues	$35,977	$32,959	$3,018	$106,446	$88,382	$18,064
Property management revenues	2,133	2,829	(696)	7,744	8,655	(911)
Other revenues	768	2,295	(1,527)	1,190	3,544	(2,354)
Total revenues	38,878	38,083	795	115,380	100,581	14,799
Operating expenses
Property operations expense	13,579	12,444	1,135	39,572	32,705	6,867
Property management expense	4,441	4,323	118	12,963	13,863	(900)
Asset management fee	4,243	4,622	(379)	13,609	12,761	848
Performance participation allocation	—	1,081	(1,081)	—	31,160	(31,160)
Depreciation and amortization	14,646	14,289	357	43,635	37,549	6,086
General and administrative expenses	2,288	3,938	(1,650)	7,935	10,513	(2,578)
Total operating expenses	39,197	40,697	(1,500)	117,714	138,551	(20,837)
Loss from operations	(319)	(2,614)	2,295	(2,334)	(37,970)	35,636
Equity in earnings of unconsolidated real estate entities	1,438	1,982	(544)	5,067	8,705	(3,638)
Interest income	517	23	494	1,412	47	1,365
Interest expense	(19,464)	(13,296)	(6,168)	(54,171)	(36,581)	(17,590)
Gain on sale of real estate assets	—	—	—	1,031	—	1,031
Gain on sale of unconsolidated real estate entities	—	176	(176)	—	7,810	(7,810)
Gain on consolidation of development	4,452	—	4,452	4,452	—	4,452
Promote from incentive allocation agreement	—	—	—	119	30,309	(30,190)
Other (expense) income	(218)	1,913	(2,131)	(342)	3,732	(4,074)
Loss before income taxes	(13,594)	(11,816)	(1,778)	(44,766)	(23,948)	(20,818)
Income tax benefit (expense)	31	(511)	542	338	(8,261)	8,599
Net loss	(13,563)	(12,327)	(1,236)	(44,428)	(32,209)	(12,219)
Net loss attributable to noncontrolling interests:			—			—
Limited partners	6,593	6,198	395	21,304	16,778	4,526
Partially owned entities	12	241	(229)	(71)	694	(765)
Net loss attributable to common stockholders	$(6,958)	$(5,888)	$(1,070)	$(23,195)	$(14,737)	$(8,458)

Weighted-average common shares outstanding	34,037,337	29,733,453	4,303,884	34,874,921	27,199,948	7,674,973
Net loss per common share - basic and diluted	$(0.20)	$(0.20)	$—	$(0.67)	$(0.54)	$(0.13)

Comparison of the Three Months Ended September 30, 2023 and 2022

Rental and Other Property Revenues

Rental and other property revenues increased $3.0 million primarily due to non-same store property activity. The acquisitions of Cottonwood Clermont and Cottonwood Ridgeview in 2022 and Melrose Phase II in 2023 accounted for $3.1 million of the increase. Sugarmont, Park Avenue, and Cottonwood Broadway, developments completed within the last two years, contributed $0.8 million. These increases were offset by a $1.7 million reduction in revenues from Cottonwood Lighthouse Point, which was deconsolidated in February 2023. The remaining increase of $0.8 million is due to higher rents on stabilized properties. Refer to “Same Store Results of Operations” below for the definition and details on same store revenues.

Property Operations Expense

Property operations expense increased $1.1 million primarily due to the increase in non-same store property operations expense. The acquisitions of Cottonwood Clermont and Cottonwood Ridgeview in 2022 and Melrose Phase II in 2023

accounted for $1.5 million of the increase. Sugarmont, Park Avenue, and Cottonwood Broadway, developments completed within the last two years, contributed $0.5 million. These increases were offset by a $0.7 million reduction in property operations expenses from Cottonwood Lighthouse Point, which was deconsolidated in February 2023. Refer to “Same Store Results of Operations” below for details on same store revenues.

Performance Participation Allocation

The performance participation allocation, as defined in our operating partnership agreement, is based on the total return to unit holders each year and paid to an affiliate of our advisor. Total return is primarily driven by appreciation to NAV and also includes distributions paid. No performance allocation was recorded during the three months ended September 30, 2023 as the required return hurdles were not met. The increase in NAV during the three months ended September 30, 2022 resulted in an additional performance allocation expense of $1.1 million for that period. Refer to Note 10 of the consolidated financial statements for additional information about the performance participation allocation.

Interest Expense

Interest expense increased $6.2 million. The acquisitions of Cottonwood Clermont and Cottonwood Ridgeview in 2022 and Melrose Phase II in 2023 accounted for $1.0 million of the increase, higher interest rates and mortgage balances accounted for $4.1 million of the increase, and the issuance of 2023 Preferred Stock accounted for $1.6 million. These increases were offset by a $0.5 million reduction in interest from Cottonwood Lighthouse Point, which was deconsolidated in February 2023.

Gain on Consolidation of Development

We have a preferred equity investment in 805 Riverfront, a multifamily development project located in West Sacramento, CA (the “Riverfront Project”). On September 8, 2023, the sponsor of the Riverfront Project was removed as the manager and developer due to events of default, whereupon we became the manager and replacement developer with control of the project. As a result, we consolidated the Riverfront Project and recorded a gain of $4.5 million.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Rental and Other Property Revenues

Rental and other property revenues increased $18.1 million primarily due to non-same store property activity. The acquisitions of Cottonwood Clermont and Cottonwood Ridgeview in 2022 and Melrose Phase II in 2023 accounted for $9.9 million of the increase. Sugarmont, Park Avenue, and Cottonwood Broadway, developments completed within the last two years, contributed $5.1 million. These increases were offset by a $1.1 million reduction in revenues from Cottonwood Lighthouse Point, which was deconsolidated in February 2023. The remaining increase of $4.2 million is due to higher rents on stabilized properties. Refer to “Same Store Results of Operations” below for details on same store revenues.

Property Operations Expense

Property operations expense increased $6.9 million primarily due to the increase in non-same store property operations expense. The acquisitions of Cottonwood Clermont and Cottonwood Ridgeview in 2022 and Melrose Phase II in 2023 accounted for $4.3 million of the increase. Sugarmont, Park Avenue, and Cottonwood Broadway, developments completed within the last two years, contributed $1.2 million. These increases were offset by a $0.3 million reduction in property operations expenses from Cottonwood Lighthouse Point, which was deconsolidated in February 2023. Refer to “Same Store Results of Operations” below for details on same store revenues.

Performance Participation Allocation

No performance allocation was recorded during the nine months ended September 30, 2023 as the required return hurdles were not met. The increase in NAV during the nine months ended September 30, 2022 resulted in a performance allocation of $31.2 million. Refer to Note 10 of the consolidated financial statements for additional information about the performance participation allocation.

Depreciation and Amortization

Depreciation and amortization increased $6.1 million due to depreciation and amortization of $5.1 million from Cottonwood Clermont, Cottonwood Ridgeview, and Melrose Phase II and depreciation of $1.7 million from developments completed within the last two years, as well as additional capitalized assets on our properties. These increases were offset by a $1.6 million reduction from Cottonwood Lighthouse Point, which was deconsolidated in February 2023.

Interest Expense

Interest expense increased $17.6 million. The acquisitions of Cottonwood Clermont and Cottonwood Ridgeview in 2022 and Melrose Phase II in 2023 accounted for $3.0 million of the increase, higher interest rates and mortgage balances accounted for $14.2 million of the increase, and the issuance of 2023 Preferred Stock accounted for $3.1 million. These increases were offset by a $0.2 million reduction in interest from Cottonwood Lighthouse Point, which was deconsolidated in February 2023, and $2.9 million from the payoff of Series 2017 and 2016 preferred stock in early 2022.

Gain on Sale of Unconsolidated Real Estate Entities

In 2022, we sold our entire interest in 3800 Main and a partial interest in Alpha Mill, both equity method investments, and recorded gains of $7.8 million. No such sales occurred in 2023.

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

Income Tax Expense

Income tax expense decreased $8.6 million primarily due to the tax liability associated with the promote distribution from the incentive allocation agreement that was recorded in 2022. No significant tax liability was recorded in 2023.

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

We evaluate the performance of our operating properties using a same store analysis because the population of properties is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. Our same store portfolio includes consolidated and unconsolidated stabilized properties which we manage and have ownership interests in for the entirety of both current and prior years. Operating properties excluded from same store include development properties that have undergone lease up and properties that have been acquired and/or consolidated during the same store reporting period. We believe the drivers of NOI for our consolidated stabilized properties listed above are generally the same for our unconsolidated properties, of which we own on average 67.2%. Therefore we evaluate same store NOI based on our ownership in the properties within the same store portfolio. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

For the three and nine months ended September 30, 2023, our same store portfolio consisted of 20 consolidated properties, representing approximately 5,700 units, and 4 unconsolidated properties, representing approximately 1,300 units. The weighted average occupancy rate for the same store portfolio was 93.9% at both September 30, 2023 and September 30, 2022.

The following table reconciles rental and other property revenues less property operations expense (“Consolidated Property NOI”) from the consolidated statement of operations to Same Store NOI for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Consolidated Property NOI to Same Store NOI
Rental and other property revenues	$35,977	$32,959	$106,446	$88,382
Property operations expense	13,579	12,444	39,572	32,705
Consolidated Property NOI	22,398	20,515	66,874	55,677
Less: Non-same store NOI
Lease up properties	(2,749)	(2,350)	(8,283)	(4,394)
Acquisitions	(724)	(1,179)	(2,530)	(1,276)
Same store NOI - consolidated properties	18,925	16,986	56,061	50,007
Non-core property expenses, net	142	193	612	129
Same store NOI attributable to noncontrolling interests	(340)	(325)	(1,034)	(983)
Same store NOI - unconsolidated properties	2,930	3,930	9,454	12,110
Cottonwood share of same store NOI	$21,657	$20,784	$65,093	$61,263

The following table reconciles equity in earnings of unconsolidated real estate entities from the consolidated statement of operations to same store net operating income from unconsolidated properties ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity in earnings of unconsolidated real estate entities	$1,438	$1,982	$5,067	$8,705
Adjustments to arrive at same store net operating income
Equity in earnings from preferred equity investments	(2,970)	(1,849)	(8,948)	(5,292)
Equity in losses from depreciation and amortization	2,318	1,804	6,532	6,303
Non-same store property equity in earnings (losses)	870	(74)	1,987	(2,801)
Equity in losses on non-core property expense and other adjustments (1)	1,274	2,067	4,816	5,195
Same store NOI - unconsolidated properties (2)	$2,930	$3,930	$9,454	$12,110

(1) Property management expenses and other expenses charged by us to our consolidated properties are eliminated. For consistency with consolidated property NOI, same store NOI - unconsolidated properties has been adjusted to remove property management expenses and other expenses at unconsolidated properties that are eliminated with consolidated properties. We apply our ownership percentage at September 30, 2023 for all periods presented. Since equity in earnings is calculated using our ownership percentage throughout the year (which may change as interests are acquired or sold), adjustments have also been made to apply the ownership percentage at September 30, 2023 throughout the reporting period to be consistent with consolidated property NOI.

(2) Same store NOI - unconsolidated properties had decreased due to the consolidation of properties that were previously equity method investments.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

Same store NOI increased 4.2% and 6.3% for the three and nine months ended September 30, 2023 when compared to the respective periods in the prior year.

Same store rental and other property revenues increased due to increases in rents. The weighted average net effective rent per unit for the same store portfolio at September 30, 2023 was $1,734 compared to $1,673 at September 30, 2022. Same store operations expense increased primarily due to property insurance and utilities.

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

We adjust FFO by the items below to arrive at Core FFO. Our management uses Core FFO as a measure of our operating performance. Prior to the quarter ended June 30, 2023, the performance participation allocation was excluded from Core FFO. As of June 30, 2023, the performance participation allocation has and will be included in Core FFO. Core FFO for all prior periods has been adjusted to reflect this change. Our calculation of Core FFO may differ from the methodology used for calculating Core FFO by other REITs and, accordingly, our Core FFO may not be comparable. We believe these measures are useful to investors because they facilitate an understanding of our operating performance after adjusting for non-cash expenses and other items not indicative of ongoing operating performance.

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

The following table presents the calculation of FFO and Core FFO (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (1)	2023	2022 (1)
Net loss attributable to common stockholders	$(6,958)	$(5,888)	$(23,195)	$(14,737)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	13,854	12,182	41,265	33,762
Depreciation and amortization from unconsolidated real estate entities	2,318	1,804	6,532	6,303
Gain on sale of real estate assets	—	—	(1,031)	—
Gain on sale of investments in unconsolidated real estate entities	—	(176)	—	(7,810)
Gain on consolidation of development	(4,452)		(4,452)
Loss allocated to noncontrolling interests - limited partners	(6,593)	(6,198)	(21,304)	(16,778)
Amount attributable to above from noncontrolling interests - partially owned entities	(1,170)	(1,184)	(1,644)	(719)
Funds from operations attributable to common stockholders and unit holders	(3,001)	540	(3,829)	21
Adjustments:
Amortization of intangible assets	792	2,108	2,370	3,786
Accretion of discount on preferred stock	1,983	1,377	5,120	4,031
Share-based compensation (2)	484	938	2,212	2,743
Promote from incentive allocation agreement (tax effected)	(29)	—	(119)	(23,047)
Loss on debt extinguishment	(98)	—	1,037	481
Legal costs and settlements, net (2)	252	767	1,298	1,713
Gains on derivatives	(194)	(1,997)	(389)	(3,820)
Other adjustments (3)	959	1,297	2,265	(105)
Amount attributable to above from unconsolidated real estate entities	268	249	1,076	(1,408)
Amount attributable to above from noncontrolling interests - partially owned entities	1,009	50	994	126
Core funds from operations attributable to common stockholders and unit holders	$2,425	$5,329	$12,035	$(15,479)

FFO per common share and unit - diluted	$(0.05)	$0.01	$(0.06)	$0.00
Core FFO per common share and unit - diluted	$0.04	$0.09	$0.18	$(0.26)
Weighted-average common shares and units outstanding	66,287,718	61,029,554	66,967,782	58,561,620

(1) We included the performance participation allocation in Core FFO beginning June 30, 2023. Core FFO for the three and nine months ended September 30, 2022 was adjusted to include $1,081 and $31,160 of performance participation allocation expense, respectively. No performance participation allocation expense was incurred in 2023.

(2) Beginning September 30 2022 we adjusted Core FFO for share-based compensation and litigation costs. Prior year Core FFO was also adjusted by these items for comparability.
(3) Other adjustments include acquisition fees and expenses, accretion of below market leases, amortization of debt issuance costs, insurance losses, and other miscellaneous non-cash or non-recurring items.

Refer to “Results of Operations” and “Same Store Results of Operations” above for further detail.

Weighted average common shares and units are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average common shares	34,037,337	29,733,453	34,874,921	27,199,948
Weighted-average limited partnership unit	32,250,381	31,296,101	32,092,861	31,361,672
Weighted-average common shares and units outstanding	66,287,718	61,029,554	66,967,782	58,561,620

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a September 30, 2023 NAV per share for our outstanding Class T, Class D, Class I, and Class A shares of $15.8195.

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

Our total NAV in the following table includes the NAV of our outstanding classes of common stock, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of September 30, 2023 (in thousands except share data):

Components of NAV*	As of 9/30/2023
Investments in Multifamily Operating Properties	$2,229,713
Investments in Multifamily Development Properties	161,146
Investments in Real Estate Related Structured Investments	92,688
Investments in Land Held for Development	42,979
Operating Company and Other Net Current Assets	5,442
Cash and Cash Equivalents	17,430
Secured Real Estate Financing	(1,266,769)
Subordinated Unsecured Notes	(42,333)
Preferred Equity	(205,341)
Accrued Performance Participation Allocation	—
Net Asset Value	$1,034,955
Fully-diluted Shares/Units Outstanding	65,422,888

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2023 (in thousands, except share and per share data):

	Class
	T	D	I	A	OP(1)	Total
As of September 30, 2023
Monthly NAV	$72,383	$3,236	$67,053	$380,890	$511,393	$1,034,955
Fully-diluted Outstanding Shares/Units	4,575,531	204,568	4,238,648	24,077,325	32,326,816	65,422,888
NAV per Fully-diluted Share/Unit	$15.8195	$15.8195	$15.8195	$15.8195	$15.8195

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the Independent Appraisal Firms in the discounted cash flow methodology used in the September 30, 2023, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.48%	5.26%
Development Assets	6.34%	5.10%

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

A change in these assumptions would impact the calculation by the Independent Appraisal Firms of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.4%	2.1%
	0.25% increase	(2.3)%	(2.0)%
Exit Capitalization Rate	0.25% decrease	3.6%	3.5%
	0.25% increase	(3.2)%	(3.1)%

* Presented as adjusted for the Company's economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV (in thousands):

September 30, 2023
Stockholders’ equity	$240,425
Non-controlling interests attributable to limited partners	234,634
475,059
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	187,514
Goodwill	(439)
Deferred tax liability	1,585
Discount on preferred stock	(7,754)
Derivative valuations	(6,044)
Unrealized net real estate and debt appreciation	385,034
NAV	$1,034,955

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

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended September 30, 2023, our total operating expenses were less than the 2%/25% Limitation.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are and will be for the acquisition of multifamily apartment communities and investments in multifamily real estate-related assets, including funding commitments on our structured investments; operating expenses, including the management fee we pay to our advisor and the performance participation allocation (when applicable); capital expenditures, including those on our development projects; general and administrative expenses; payments under debt obligations; repurchases of common and preferred stock; and payments of distributions to stockholders. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Private Offerings, the Follow-on Offering, from our credit facilities, other secured or unsecured financings from banks and other lenders, from any undistributed funds from our operations and strategic asset sales.

We intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals at the property level. Factors which could increase or decrease our future liquidity include but are not limited to operating performance of the properties, the rising interest rate environment and inflation which could increase our expenses, the satisfaction of REIT dividend requirements and the volume of repurchase requests under our share purchase program. Recently, we have seen an increase in the amount of repurchase requests, all of which we have satisfied to date. Due to commitments on our structured investments and development projects, which we believe will be accretive to our portfolio, our available cash to fund repurchase requests is limited. We are pursuing the potential sale of Cottonwood One Upland, to strengthen our liquidity position and enhance our ability to fund repurchase requests and anticipate we will be able to fully fund repurchase requests . To continue to bolster our liquidity position, we may pursue additional strategic asset sales in the future or seek additional sources of financing.

As of September 30, 2023, we have $891.4 million of fixed rate debt and $328.2 million of variable rate debt, which includes $123.0 million of construction loans. $176.5 million, or 54% of our variable rate debt, is accompanied by interest rate cap hedging instruments. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $42.3 million as of September 30, 2023.

We have various credit facilities in place that provide us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate and is secured by Cottonwood One Upland and Parc Westborough. We may obtain advances secured against Cottonwood One Upland and Parc Westborough up to $125.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of September 30, 2023, we had advances of $74.0 million on the JP Morgan Revolving Credit Facility, with the amount we could borrow capped at $115.2 million primarily due to the current interest rate environment. Upon the disposition of Cottonwood One Upland, the amount we could borrow under the JP Morgan Revolving Credit Facility would be capped at approximately $41 million. Additionally, we have one other facility through Fannie Mae that may provide additional liquidity if necessary as long as we maintain certain loan-to-value ratios and other requirements as set forth in the loan documents.

We must redeem the Series 2019 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on December 31, 2023. This date may be extended by two one-year extension options at our election. We also must redeem the Series 2023 Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on June 30, 2027. This date may be extended by two one-year extension options. We also must redeem the Series 2023-A Preferred Stock for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on December 31, 2027. As of September 30, 2023, we had 12.5 million shares outstanding for our Series 2019 Preferred Stock, 7.8 million shares outstanding for our Series 2023 Preferred Stock, and 0.2 million shares outstanding for our Series 2023-A Preferred Stock.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to pay offering costs in connection with the Follow-on Offering and the Private Offerings, as well as make certain payments to our advisor pursuant to the terms of our advisory management agreement.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(17,578)	$(1,352)
Net cash used in investing activities	(29,186)	(142,818)
Net cash provided by financing activities	61,764	195,334
Net increase in cash and cash equivalents and restricted cash	$15,000	$51,164

Net cash flows used in operating activities during the nine months ended September 30, 2023 increased $16.2 million compared to the same period in 2022 primarily due an increase in interest expense from the rising interest rate environment combined with additional debt incurred, increased property operations expense driven by the rising costs from inflation, the impact of the one-time incentive allocation promote of $30.3 million that was realized in the prior year, and reduced net cash flows from the deconsolidation of Cottonwood Lighthouse Point in 2023. These items were offset by $31.4 million less performance participation allocation paid in 2023 compared to 2022, increased net cash flows from the 2022 acquisitions of Cottonwood Clermont and Cottonwood Ridgeview, and increased net cash flows from Sugarmont, Park Avenue and Cottonwood Broadway through the lease up process.

Cash flows used in investing activities were $29.2 million during the nine months ended September 30, 2023, due to capital expenditures, funding for the 2215 Hollywood and Monrovia mezzanine loans, and investments in unconsolidated real estate entities, offset by $18.1 million of capital returned from investments in unconsolidated entities upon refinance and proceeds from the sale of interests in Cottonwood Lighthouse Point. Cash flows used in investing activities were $142.8 million for the same period in 2022 primarily due to the acquisitions of Cottonwood Clermont and Cottonwood Lighthouse Point, purchases of land held for development, and investments in development projects and capital improvements. These uses were partially offset by capital returned from investments in unconsolidated entities upon refinance, proceeds from the sale of 3800 Main and TIC interests in Alpha Mill, proceeds received from the repayment of the Integra Peaks mezzanine loan, and proceeds received from refinances on equity method properties.

Cash flows provided by financing activities were $61.8 million during the nine months ended September 30, 2023, as a result of proceeds we received from the issuance of Series 2023 Preferred Stock, Series 2023-A Preferred Stock, common stock and net borrowings under mortgage notes and our JP Morgan Revolving Credit Facility. This was offset by distributions paid to both common stockholders and noncontrolling interest holders, net repayment on construction loans, and repurchases of preferred stock, common stock and OP Units totaling $73.5 million. Cash flows provided by financing activities were $195.3 million for the same period in 2022, as a result of net proceeds we received from the issuance of common stock and Series 2019 Preferred Stock, net borrowings under mortgage notes and term loans, and net draws on our JP Morgan Revolving Credit Facility, partially offset by the full redemption of both our Series 2016 and our Series 2017 Preferred Stock, distributions paid to both common stockholders and noncontrolling interest holders, net repayment on construction loans, and repurchases of common stock and OP Units.

Distributions

The following table shows distributions paid and cash flow (used in) provided by operating activities during the nine months ended September 30, 2023 and the year ended December 31, 2022 (in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Distributions paid in cash - common stockholders	$16,531	$17,813	(3)
Distributions paid in cash to noncontrolling interests - limited partners	17,395	22,198
Distributions of DRP (reinvested)	1,877	2,219
Total distributions (1)	$35,803	$42,230

Source of distributions (2)
Paid from cash flows provided by operations	$4,693	$23,031	(3)
Paid from additional borrowings	29,233	7,899	(3)
Paid from offering proceeds	—	9,081	(3)
Offering proceeds from issuance of common stock pursuant to the DRP	1,877	2,219
Total sources	$35,803	$42,230

Net cash (used in) provided by operating activities (2)	$(17,578)	$1,730	(3)

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

(3) The cash flows provided by operations used to fund distributions have been revised to adjust for the immaterial adjustments to the statement of cash flows for all quarterly periods. Due to the immaterial nature of the adjustments, we have not separately provided adjusted quarterly information. The immaterial adjustments for the nine months ended September 30, 2022 are described in Note 2.

For the nine months ended September 30, 2023, distributions declared to common stockholders and limited partners were $18.3 million and $17.5 million, respectively. For the nine months ended September 30, 2023, we paid aggregate distributions to common stockholders and limited partners of $18.4 million and $17.4 million, including distributions reinvested through our distribution reinvestment plan. For the nine months ended September 30, 2023, our net loss was $44.4 million. Cash flows used in operating activities for the nine months ended September 30, 2023 was $17.6 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the period ending December 31, 2022 for discussions of our critical accounting estimates. As of September 30, 2023, our critical accounting estimates have not changed from those described in that report.

Subsequent Events
Pending Sale of Cottonwood One Upland

On October 31, 2023, we entered into a purchase and sale agreement with an unaffiliated third-party for the sale of Cottonwood One Upland. Pursuant to the agreement, the sale price for Cottonwood One Upland is $114.3 million. The sale is expected to close during the fourth quarter of 2023. There can be no assurance that we will complete the sale of One Upland. The purchaser would be obligated to purchase Cottonwood One Upland only after satisfaction of agreed upon closing conditions.

Infield Apartments Junior Preferred Equity Investment

On November 3, 2023, we entered into an agreement to provide a junior preferred equity investment for an amount of $11.4 million (the “Infield Investment”) and fully funded the investment on the same day. The Infield Investment accrues a preferred return of 16.75% per annum, compounded monthly.

The borrower intends to use the proceeds from the Infield Investment to fund cost overruns in order to complete the development of the Infield Apartments, a 384-unit multifamily project located in Kissimmee, Florida, a suburb of Orlando. The Infield Apartments is currently estimated to be over 75% complete and has begun pre-leasing activities.

Block C Loan
On November 14, 2023, we, through CROP, executed a promissory note in favor of Block C. Refer to Note 1, Note 3 and Note 10 in the notes to our financial statements for further information on Block C. Pursuant to the terms of the promissory note, CROP may borrow, on a revolving basis, up to $15,000,000. Amounts advanced under the note, plus any interest on the unpaid principal advanced is due and payable by December 12, 2023, provided that CROP may extend the maturity date for one 14-day extension upon written notice to Block C. The unpaid principal under the promissory note bears interest from the date advanced at a rate of 5.4% per annum, which approximates the 30-day treasury rate, cumulative and not compounded. CROP may prepay the unpaid principal balance under the promissory note, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The promissory note is unsecured.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Quantitative and qualitative disclosures about market risk have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

Previously Reported Material Weakness

As disclosed in Item 9A. “Controls and Procedures” of our Form 10-K/A as filed with the SEC on October 13, 2023, we previously identified a material weakness in the design of our review control over the statement of cash flows, specifically in identifying, evaluating, and addressing noncash components. This was due to an ineffective risk assessment regarding the impact of noncash activities on the consolidated statement of cash flows. Because of this ineffective risk assessment, the cash flow review control, which is at the process level, was not designed with an attribute to address the incremental risk of noncash transactions. This ineffective design resulted in errors in the presentation of the consolidated statement of cash flows and resulted in the restatement of our financial statements as of and for the year ended December 31, 2022 and for each of the quarterly periods in the year ended December 31, 2022.

    Management is in the process of remediating the material weakness and believes that the consolidated financial statements, and related notes thereto included in this Quarterly Report on Form 10-Q fairly present, in all material aspects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Remediation

We have commenced measures to remediate the identified material weakness. We have added an attribute to our cash flow review control to identify noncash components quarterly. Noncash components identified will be evaluated and addressed for presentation in the statement of cash flows. The review of the cash flow and changes within will be documented by the control owner and reviewed by the Chief Accounting Officer.

We began to implement these changes to our cash flow review control during our review of the third quarter 2023 financial statements and identified immaterial adjustments to the statement of cash flows for the nine months ended September 30, 2022. Additional information regarding these errors is included in Note 2 to our financial statements herein.

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

Changes in Internal Control Over Financial Reporting

Other than the changes in internal control over financial reporting described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2022 as filed with the SEC on October 13, 2023.

Risks Related to our Company

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the nine months ended September 30, 2023 and for the year ended December 31, 2022, we had consolidated net losses of $44.4 million and $34.0 million, respectively. As of September 30, 2023, we had an accumulated deficit of $94.7 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $43.6 million for the nine months ended September 30, 2023 and $54.6 million for the year ended December 31, 2022. In addition, the year ended December 31, 2022 also included $20.3 million of charges related to the performance participation allocation. There was no performance participation allocation for the nine months ended September 30, 2023.

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

For the nine months ended September 30, 2023, and the year ended December 31, 2022, we paid aggregate distributions to common stockholders and limited partnership unit holders of $35.8 million and $42.2 million, including $33.9 million and $40.0 million of distributions paid in cash and $1.9 million and $2.2 million of distributions reinvested through our distribution reinvestment plan, respectively. Our net loss for the nine months ended September 30, 2023 and the year ended December 31, 2022 was $44.4 million and $34.0 million, respectively. Cash flows used in operating activities were $17.6 million for the nine months ended September 30, 2023, and cash flows provided by operating activities were $1.7 million for the year ended December 31, 2022. We funded our total distribution paid during the nine months ended September 30, 2023, which includes net cash distributions and distribution reinvestment by stockholders, with $4.7 million prior period cash provided by operating activities, $29.2 million from additional borrowings and $1.9 million of offering proceeds from issuance of common stock pursuant to the DRP. We funded our total distributions paid during 2022, which includes net cash distributions and distributions reinvested by stockholders, with $23.0 million prior period cash provided by operating activities, $7.9 million from additional borrowings, $9.1 million of offering proceeds, and $2.2 million of offering proceeds from issuance of common stock pursuant to the DRP. See Part I. Item 2. “Management’s Discussion and Analysis of Financial of Financial Condition and Results of Operations — Distributions” for additional information on an adjustment to our source of funding for distributions for the year ended December 31, 2022.

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

The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. Recently, we have seen an increase in the amount of repurchase requests. Currently, our cash available to fund share repurchases is limited due to commitments on our structured investments. We are pursuing strategic asset sales, including the potential sale of Cottonwood One Upland, to strengthen our liquidity position and enhance our ability to fund repurchase requests pursuant to our share repurchase program. No assurances can be provided, however, that we will be successful in achieving our liquidity strategy for funding share repurchases. Because we are not required to authorize the recommencement of the share repurchase program within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the three months ended September 30, 2023, we sold equity securities that were not registered under the Securities Act as described below.

On December 13, 2022, we launched the offering our our Series 2023 Preferred Stock, a best-efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act. Additional information about the offering and sales of Series 2023 Preferred Stock are disclosed under Item 3.02 in our Current Reports on Form 8-K.

On July 25, 2023, we launched the offering of our Series 2023-A Preferred Stock, a best-efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act. Additional information about the offering and sales of Series 2023-A Preferred Stock are disclosed under Item 3.02 in our Current Reports on Form 8-K.

On September 19, 2023, we launched the offering of our Series A Convertible Preferred Stock, a best-efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act. No Series A Convertible Preferred Stock are outstanding as of September 30, 2023.

On August 2, 2023, Cottonwood Residential O.P., LP (“CROP”) issued 175,077 operating partnership units to acquire the remaining 20.2% tenant-in-common interests in Melrose Phase II. The value of the units was $3.1 million based on the net asset value of the units as of May 31, 2023. The issuance of such shares of units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

We issued 79,826 shares of Class I common stock upon exchange of 79,826 OP Units held by various limited partners. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. The Company relied on the exemption based on representations given by the holders of the OP Units. The Class I common stock was issued at the most recently disclosed NAV of the Company as determined based on the valuation guidelines adopted by its board of directors.

Share Repurchase Program

Under our share repurchase program, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the last calendar day of that month (a “Repurchase Date”). Effective for repurchases as of November 2023 we have amended our share repurchase program to provide that repurchased shares will remain outstanding on the Repurchase Date and will no longer be outstanding on the day following the Repurchase Date. Previously we repurchased shares as of the opening of the Repurchase Date. Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that depending on the class of shares requested to be repurchased and how long the shares have been outstanding, the shares may be repurchased at a discount to the transaction price (an “Early Repurchase Deduction”) as described in the Share Repurchase Program which is filed as exhibit 99.1 to this report, subject to certain limited exceptions. Settlements of share repurchases will generally be made within three business days of the Repurchase Date.

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

During the three months ended September 30, 2023, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
July 2023	661,249	1.8737305%	$17.0649	—
August 2023	642,366	1.8574461%	$16.8033	—
September 2023	410,944	1.1887102%	$16.1109	—
Total	1,714,559

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information
Amendment to Share Repurchase Program

On November 7, 2023, our board of directors approved an amendment to our share repurchase program to provide that repurchased shares will remain outstanding on the repurchase date and will no longer be outstanding on the day following the repurchase date. Previously we repurchased shares as of the opening of the repurchase date.

Block C Loan

On November 14, 2023, we, through CROP, executed a promissory note in favor of CW Block C, LLC (“Block C”), a development joint venture in which entities affiliated with us and our advisor (the “Affiliated Members”) own an interest. The Affiliated Members are owned directly or indirectly by Daniel Shaeffer, Chad Christensen, Gregg Christensen, Enzio Cassinis, Eric Marlin, Susan Hallenberg, Stan Hanks, Glenn Rand and Adam Larson, each of whom are our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. As of September 30, 2023, the Affiliated Members have made aggregate contributions of $10.9 million towards the joint venture and owned a 17.84% interest in Block C with Messrs. Shaeffer, C. Christensen, G. Christensen, Cassinis, Marlin, Hanks, Rand, Larson and Ms. Hallenberg having an indirect ownership interest of 3.93%, 8.58%, 3.05%, 0.41%, 0.28%, 0.25%, 0.09%, 0.20% and 0.57%, respectively. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us.

Pursuant to the terms of the promissory note, CROP may borrow, on a revolving basis, up to $15,000,000. Amounts advanced under the note, plus any interest on the unpaid principal advanced is due and payable by December 12, 2023, provided that CROP may extend the maturity date for one 14-day extension upon written notice to Block C. The unpaid principal under the promissory note bears interest from the date advanced at a rate of 5.4% per annum, which approximates the 30-day treasury rate, cumulative and not compounded. CROP may prepay the unpaid principal balance under the promissory note, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The promissory note is unsecured.

Annual Meeting

On November 7, 2023, the chairman of our annual meeting, pursuant to the authority granted under our bylaws, adjourned the 2023 annual meeting of stockholders (the “Annual Meeting”) without any business being conducted. The adjourned meeting will reconvene on January 30, 2023 at the same time and place as originally scheduled. The record date for determining stockholder eligibility to vote at the reconvened Annual Meeting will remain the close of business on October 9, 2023. Proxies previously submitted in respect of the Annual Meeting will be voted at the reconvened Annual Meeting unless properly revoked, and stockholders who have already submitted a proxy to vote their shares need not take any action. No changes have been made in the proposals to be voted on by stockholders at the Annual Meeting. The Proxy Statement and any other materials filed by the Company with the SEC remain unchanged and can be obtained free of charge at the SEC’s website at www.sec.gov.

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

3.12	Articles Supplementary for the Series 2019 Preferred Stock (incorporated by reference to Exhibit 3.1 on Form 8-K (No. 000-56165) filed October 18, 2021)
3.13	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 20, 2021)
3.14	Articles Supplementary for the Series 2019 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 7, 2022)
3.15	Articles Supplementary for the Series 2023 Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 16, 2022)
3.16	Articles Supplementary for the Series 2023-A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 28, 2023)
3.17	Articles Supplementary for the Series 2023 Preferred Stock of Cottonwood Communities, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 23, 2023)
3.18	Articles Supplementary for the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 22, 2023)
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
10.1
Fifth Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of July 25, 2023 (incorporated by reference to Exhibit 10.24 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.2
Sixth Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of August 21, 2023 (incorporated by reference to Exhibit 10.25 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.3
Seventh Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of September 19, 2023 (incorporated by reference to Exhibit 10.26 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.4
First Amendment to Managing Broker-Dealer Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.5
Selling Agreement Regarding the Offering and Sale of Series 2023-A Preferred Stock (incorporated by reference to Exhibit 10.28 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.6
Managing Broker-Dealer Agreement Regarding the Offering and Sale of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.29 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.7
First Amendment to the Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P. LP and CC Advisors III, LLC dated September 18, 2023 (incorporated by reference to Exhibit 10.30 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Share Repurchase Program Effective as of November 7, 2023
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

By:	/s/ Daniel Shaeffer
Daniel Shaeffer, Chief Executive Officer

By:	/s/ Adam Larson
Adam Larson, Chief Financial Officer

Dated: November 14, 2023