Form 10-K
period 2023-12-31
Cottonwood Communities, Inc.
filed 2024-03-28
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________________________

FORM 10-K
________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant cannot be calculated because no established market exists for the registrant’s common stock.

As of March 25, 2024, there were 3,916,171 shares of the registrant’s Class T common stock, 205,489 shares of the registrant’s Class D common stock, 4,606,302 shares of the registrant’s Class I common stock, and 22,742,743 shares of the registrant’s Class A common stock outstanding.

Cottonwood Communities, Inc.
Form 10-K
For the Year Ended December 31, 2023

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

SUMMARY RISK FACTORS

The following is a summary of the principal risks that could adversely affect our business, financial condition, results of operations and cash flows and an investment in us. This summary highlights certain of the risks that are discussed further in this Annual Report but does not address all the risks that we face. For additional discussion of the risks summarized below and a discussion of other risks that we face, see “Risk Factors” in Part I, Item 1A of this Annual Report.

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

•Investing in commercial real estate assets involves certain risks, including, but not limited to: changes in values caused by global, national, regional or local economic performance, the performance of the real estate sector, unemployment and stock market volatility, demographic or capital market conditions; increases in interest rates and lack of availability of financing; vacancies, fluctuations in the average occupancy and rental rates for our residential properties; and residents experiencing financial hardships (resulting in an inability to pay rent). In particular, the current combination of the continued economic slowdown, increases in interest rates and significant inflation as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. Continued disruptions in the financial markets and economic uncertainty could adversely affect our operations.

•We have paid distributions from offering proceeds and may continue to fund distributions with offering proceeds. We have not established a limit on the amount of proceeds from our offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment in multifamily apartment communities and multifamily real estate-related assets and the overall return to our stockholders may be reduced. Distributions may also be paid from other sources such as borrowings, advances or the deferral of fees and expense reimbursements. These distributions may constitute a return of capital.

•All of our officers and certain of our directors are also officers of our sponsor, advisor and their affiliates and, as a result, are subject to conflicts of interest, including conflicts arising from time constraints and the fact that the fees our advisor receives for services rendered to us are based on our NAV, which our advisor is responsible for determining.

•We pay certain fees and expenses to our advisor and its affiliates. These fees were not negotiated at arm’s length and therefore may be higher than fees payable to unaffiliated third parties.

•Development projects in which we invest will be subject to potential development and construction delays as well as the impact of rising costs associated with increased inflation, all of which could result in unanticipated increased costs and risks and may hinder our operating results and ability to make distributions.

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

•We restated our previously issued financial statements for the year ended December 31, 2022 and for each of the quarterly periods therein (the “Restatement”). As a result of the Restatement, we identified a material weakness in our internal control over financial reporting, and solely as a result of the material weakness on the statement of cash flows, our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2022, which conclusion could harm our business. The Restatement and related identification of a material weakness in our internal controls over financial reporting could subject us to increased risk of litigation.

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

General Description of Business and Operations

Cottonwood Communities, Inc. is a non-listed perpetual-life, net asset value (“NAV”), real estate investment trust (“REIT”). We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We invest in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. As of December 31, 2023, our portfolio consisted of 27 operating multifamily apartment communities with a total of 7,761 units, four development projects with a total of 987 units to be built, six structured investments with a total of 1,868 units and four land sites held for future development projects with an expected total of 852 units to be built. As of December 31, 2023, our portfolio had a value of $2.3 billion in total assets, with 74.5% of our equity value in operating properties, 14.0% in development related projects and land, and 11.5% in real estate-related investments. We also manage approximately 8,600 units in stabilized assets, including the 7,761 units in stabilized properties we own or have ownership interests in, and approximately 500 units in two developments we have ownership interest in that are in lease-up. Riverfront is a development project which we had a preferred equity interest in as of December 31, 2023 and obtained a controlling equity interest in on January 24, 2024. The Riverfront units are included in the 987 of development units above while the value of the Riverfront preferred equity investment is in the 11.5% real estate-related investment number.

We own substantially all of our assets and conduct our operations through Cottonwood Residential O.P., LP (the “Operating Partnership” or “CROP”). Our wholly owned subsidiary is the General Partner of the Operating Partnership. As a result, we control the operations of the Operating Partnership. We have contributed the proceeds from our offerings (as described below) to the Operating Partnership in exchange for a corresponding number of mirrored OP Units in the Operating Partnership (the “CROP Units”). The General Partner owns general partner interests in the Operating Partnership alongside third-party limited partners.

The Advisor, CC Advisors III, LLC, is our external advisor which selects our investments and manages our business through its team of real estate professionals, which include our Chief Executive Officer, Chief Financial Officer and President, subject to the direction and oversight of the board of directors. In addition, as of March 25, 2024, we employed 263 individuals, including our Chief Legal Officer, Chief Operating Officer, Chief Accounting Officer and Chief Development Officer with 188 employees serving as “site” employees at our properties responsible for maintenance and leasing. The remaining employees are corporate-level employees supporting our operations.

The following presents our real estate portfolio by market and investment type by fair value as of December 31, 2023:

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

Our Offerings

We have conducted best-efforts offerings of preferred and common stock. Our preferred share offerings have been conducted as private placements pursuant to an exemption from registration available under Rule 506(b) of the Securities Act. Our common stock offerings have been conducted as public offerings and registered with the Securities and Exchange Commission (the “SEC”). As an NAV-based perpetual-life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. The following table summarizes these offerings ($ in thousands):

Offering	Shares Issued	Commencement	Price Per Share	Distribution Rate (1)	Maximum Offering Amount	Amount Raised through December 31, 2023	Status
Public
Initial (2)	Common Stock - Class TX (3) and A	August 2018	$10.00	Various	$750,000	$121,997	Closed
Follow-on
Primary	Common Stock - Class T, D and I	November 2021	NAV	Various	$900,000	$198,284	Open
Distribution Reinvestment	Common Stock - Class T, D, I and A	November 2021	NAV	Various	$100,000	$4,718	Open
Total Public					$1,750,000	$324,999
Private
2019 Preferred	Series 2019 Preferred Stock	November 2019	$10.00	6.0%	$128,000	$126,985	Closed
2023 Preferred	Series 2023 Preferred Stock	December 2022	$10.00	6.0%	$150,000	$83,511	Open
2023-A Preferred	Series 2023-A Preferred Stock	July 2023	$10.00	7.0%	$10,000	$2,850	Open
Series A Convertible Preferred	Series A Convertible Preferred Stock	December 2023	$10.00	8.0%	$150,000	$2,140	Open
Total Private					$438,000	$215,486
Total All Offerings					$2,188,000	$540,485

(1) Distribution rates for the preferred stock are established pursuant to the Articles Supplementary designating the class and reflect the current rate. Distribution rates will increase if extension options on redemption dates are exercised. Distributions are not guaranteed for either preferred stock or common stock. We have not established a minimum distribution level for common stock, and our charter does not require that we make distributions to our common stockholders.

(2) Includes shares sold pursuant to the primary offering and distribution reinvestment plan.
(3) The Class TX was named Class T during the offering period and renamed as Class TX on March 31, 2021.

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

Furthermore, we face competition from other multifamily apartment communities for tenants. This competition could reduce occupancy levels and revenues at our multifamily apartment communities, which would adversely affect our operations. We expect to face competition from many sources. We will face competition from other multifamily apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities will be located. Overbuilding of multifamily apartment communities may occur. If so, this will increase the number of apartment units available and may add negative pressure on occupancy and apartment rental rates.

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

We intend to subject our multifamily apartment communities, other than those acquired by virtue of a non-performing debt investment, to an environmental assessment prior to acquisition; however, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase. There may be hidden environmental hazards that may not be discovered prior to acquisition. The costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or rent the property or to borrow using the property as collateral.

Human Capital Resources

Our external advisor, CC Advisors III, through its team of real estate professionals, selects our investments and manages our business, subject to the direction and oversight of our board of directors. Those employed by us serve as “site” employees at our properties, responsible for maintenance and leasing, and corporate-level employees supporting our operations. We also rely on employees of our advisor for the management of our business and the employment of certain of our executive officers.
Our employees are responsible for performing various operational services for us, including property management, legal, accounting, property development oversight and certain services relating to construction management, stockholders, human resources, and information technology. Our employees have been employed by us or involved in our operations through their employment with our advisor, affiliated property manager and their affiliates for an average of over five years. Approximately 48% of our employees are women and approximately 48% are members of racial or ethnic minority groups. We consider our relations with our employees to be good; none of our employees are represented by a labor union.

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
Principal Executive Office
Our principal executive offices are located at 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106 and the telephone number is (801) 278-0700. Our website address is www.cottonwoodcommunities.com.
Available Information
Access to copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits to these reports, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge at our website, www.cottonwoodcommunities.com, or through the SEC’s website, https://www.sec.gov/edgar/browse/?CIK=1692951. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

There is no current public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, the repurchase of your shares by us will likely be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share, which will be our most recently disclosed NAV at such time) and not based on the price at which you initially purchased your shares. We may repurchase your shares if you fail to maintain a minimum account balance of $500 of shares, even if your failure to meet the minimum account balance is caused solely by a decline in our NAV. Repurchases will be made at the transaction price in effect on the repurchase date, with the following exceptions (collectively, the “Early Repurchase Deduction”): (i) Class T, Class D and Class I shares that have not been outstanding for at least one year will be repurchased at 95.0% of the transaction price, (ii) Class A shares that have been outstanding for at least five years and less than six years will be repurchased at 95.0% of the transaction price, (iii) Class A shares that have been outstanding for at least three years and less than five years will be repurchased at 90.0% of the transaction price and (iv) Class A shares that have been outstanding for at least one year and less than three years will be repurchased at 85.0% of the transaction price.

For purposes of the Early Repurchase Deduction, the holding period is measured from the date the stockholder acquired the share (the “Acquisition Date”) through the first calendar day immediately following the prospective repurchase date. With respect to holders of Class A shares who acquired their shares pursuant to a merger transaction the Acquisition Date is the date the holder acquired the corresponding share that was exchanged in the merger transaction. In addition, with respect to Class A shares acquired through our distribution reinvestment plan or issued pursuant to a stock dividend, the shares will be deemed to have been acquired on the same date as the initial share to which the distribution reinvestment plan share or stock dividend relate. The Acquisition Date for stockholders who received shares of our common stock in exchange for their CROP Units is measured as of the date the exchange occurred and they received shares of our common stock. The Early Repurchase

Deduction will also generally apply to minimum account repurchases. With respect to Class T, Class D and Class I shares, the Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan or issued pursuant to a stock dividend. Such Early Repurchase Deductions will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, you may receive less than the price you paid for your shares upon repurchase by us pursuant to our share repurchase program.

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

For the years ended December 31, 2023 and 2022, we had consolidated net losses of $44.9 million and $34.0 million, respectively. As of December 31, 2023 and 2022, we had accumulated deficits of $94.8 million and $71.5 million, respectively. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $59.0 million and $54.6 million during these periods. In addition, the year ended December 31, 2022 also included $20.3 million of charges related to the performance participation allocation.

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

Events affecting the U.S. economy, such as the general negative performance of the real estate sector (including as a result of inflation or higher interest rates), the actual or perceived instability in the U.S. banking system or market volatility), could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all or a large amount of repurchase requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

Repurchases of common stock or CROP Units received by our advisor or the Special Limited Partner in lieu of fees or distributions will reduce cash available for distribution to our stockholders.

Our advisor or the Special Limited Partner, an affiliate of our advisor, may choose to receive our common stock or CROP Units in lieu of certain fees or distributions. Under certain circumstances CROP Units or shares of our common stock received as payment for management fees are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or CROP Units from our advisor paid to our advisor as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such repurchases may receive priority over other shares submitted for repurchase during such period. Repurchases of our shares or CROP Units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to any requirement that the units be held for at least one year but are subject to the other provisions regarding the exchange right as contemplated by the Partnership Agreement.

We are required to pay substantial compensation to our advisor and its affiliates, which may be increased or decreased at any time by a majority of our board of directors, including a majority of the independent directors. Payment of fees and expenses to our advisor and its affiliates reduces the cash available for distribution and increases the risk that you will not be able to recover the amount of your investment in our shares.

Pursuant to our agreements with our advisor and its affiliates, we are obligated to pay substantial compensation to the advisor and its affiliates. Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments that we are required to pay to the advisor and its affiliates may increase or decrease at any time if such change is approved by a majority of our board of directors, including a majority of the independent directors. The compensation payable by us to our advisor and its affiliates may not be on terms that would result from arm’s-length negotiations, is payable whether or not our stockholders receive distributions, and is based on our NAV, which our advisor is responsible for determining. These payments to the advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our NAV, our ability to pay distributions and your overall return.

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

The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of Altus Group U.S. Inc. (the “Independent Valuation Advisor”) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. In addition, multifamily investment volume year-to-date (as of December 31, 2023) is down materially and accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred by us in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition to being a month old when share purchases and repurchases take place, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our advisor and the dealer manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price you will pay for shares of our common stock in our offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase program, are generally based on our estimated NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

Our properties are appraised monthly by either the Independent Valuation Advisor or a third-party appraiser (the “Third-Party Appraisal Firm”). When these appraisals are included for purposes of determining our NAV, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

New acquisitions may be valued for purposes of our NAV at less than what we pay for them, which would dilute our NAV, or at more than what we pay for them, which would be accretive to our NAV.

Pursuant to our valuation guidelines, the acquisition price of a newly acquired property will serve as the basis for the initial monthly appraisal performed by the Independent Valuation Advisor. The price we pay to acquire a property will provide a meaningful data point to the Independent Valuation Advisor in its determination of the initial fair market value of the property; however, the Independent Valuation Advisor may conclude that the price we paid to acquire a property is higher or lower than the current fair market value of the property, which shall be used for purposes of determining our NAV. This is true regardless of how the acquisition is funded, whether cash, equity, debt or a combination thereof. When we obtain the first appraisal performed by the Independent Valuation Advisor on a property, it may not appraise at a value equal to the purchase price, which could negatively affect our NAV. Large portfolio acquisitions, in particular, may require a “portfolio premium” to be paid by us in order to be a competitive bidder, and this “portfolio premium” may not be taken into consideration in calculating our NAV. We may make acquisitions of any size without stockholder approval, and such acquisitions may be dilutive or accretive to our NAV. In addition, acquisition expenses we incur in connection with new acquisitions will negatively impact our NAV.

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

The methods used by our advisor to calculate our NAV, including the components used in calculating our NAV, is not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish our NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

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

We have held certain of our current investments for only a limited period of time and you will not have the opportunity to evaluate our future investments before we make them, which makes your investment more speculative.

We have held certain of our current investments for a limited period of time. Further, we are considered to be a “blind pool,” and are not able to provide you with information to assist you in evaluating the merits of any specific properties or structured investments that we may acquire. As a result, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of our future net offering proceeds, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and structured investments. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

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

Furthermore, where we acquire development projects prior to the start of construction or during the early stages of construction, it will typically take several years to complete construction and rent available space. Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.

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

For example, during the financial crisis, the availability of debt financing secured by commercial real estate was significantly restricted as a result of a prolonged tightening of lending standards. Due to the uncertainties created in the credit market, real estate investors were unable to obtain debt financing on attractive terms, which adversely affected investment returns on acquisitions and their ability to even make acquisitions or tenant improvements to existing holdings. More recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. If another depository institution is subject to other adverse conditions in the financial or credit markets, it could impact access to our cash or cash equivalents and could adversely impact our operating liquidity and financial performance. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. Any future financial market disruptions may force us to use a greater proportion of our offering proceeds to finance our acquisitions and fund tenant improvements, reducing the number of acquisitions we would otherwise make.

Recent macroeconomic trends, including recent increases in inflation and interest rates, may adversely affect our business, financial condition and results of operations.

Beginning in 2021 and continuing into the year ended December 31, 2023, inflation in the United States accelerated and, while moderating compared to year-over-year increases in 2021 and 2022, may continue at a relatively elevated level in the near-term. Beginning in 2022, in an effort to combat inflation and restore price stability, the Federal Reserve significantly raised its benchmark federal funds rate, which led to increases in interest rates in the credit markets. The Federal Reserve may continue to raise the federal funds rate, which will likely lead to higher interest rates in the credit markets and the possibility of slowing economic growth and/or a recession. Additionally, U.S. government policies implemented to address inflation, including actions by the Federal Reserve to increase interest rates, could negatively impact consumer spending and adversely impact the broader economy, resulting in job losses for many of our residents.

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

We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies. We can provide no assurance that our performance will replicate the past performance of CROP, Cottonwood Residential, Cottonwood Residential II, Inc. (“CRII”) or any program sponsored by CROP, Cottonwood Residential, or CRII. Our investment returns could be substantially lower than the returns achieved by CROP, Cottonwood Residential, and CRII. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of short and long-term financing, and conditions in the financial markets and economic conditions.

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

It is likely that we will use sources of funds, which may constitute a return of capital to fund distributions. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after, we may not be able to make distributions solely from our cash flow from operations. Further, because we may receive income from our investments at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will make these distributions in advance of our actual receipt of these funds. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted. In these instances, we expect to look to third party borrowings to fund our distributions. We may also fund such distributions from the sale of assets. To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

For the years ended December 31, 2023 and 2022, we paid aggregate distributions to convertible preferred stockholders, common stockholders and limited partnership unitholders of $47.5 million and $42.2 million, including $45.1 million and $40.0 million of distributions paid in cash and $2.4 million and $2.2 million of distributions reinvested through our distribution reinvestment plan, respectively. Our net loss for the years ended December 31, 2023 and 2022 was $44.9 million and $34.0 million. Cash flows used in operating activities were $22.6 million for the year ended December 31, 2023 and cash flows provided by operating activities were $1.7 million for the year ended December 31, 2022. We funded our total distributions paid during 2023, which includes net cash distributions and distributions reinvested by stockholders, with $4.7 million prior period cash provided by operating activities and $40.4 million from additional borrowings. We funded our total distributions paid during 2022, which includes net cash distributions and distributions reinvested by stockholders, with $23.0 million prior period cash provided by operating activities, $7.9 million from additional borrowings, and $9.1 million of offering proceeds.

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

We disclose funds from operations (“FFO”), a non-GAAP financial measure, in communications with investors, including documents filed with the Commission. However, FFO is not equivalent to our net income or loss as determined under GAAP, and is not a complete measure of our financial position and results of operations.

We use, and we disclose to investors, FFO, which is considered a non-GAAP financial measure. See “Selected Information Regarding Our Operations.” FFO is not equivalent to our net income or loss as determined in accordance with

GAAP. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and impairment of depreciable real estate, and adds back real estate-related depreciation and amortization.

No single measure can provide investors with sufficient information and investors should consider all of our disclosures as a whole in order to adequately understand our financial position, liquidity and results of operations. Because of the differences between FFO and GAAP net income or loss, FFO may not be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO is not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO as an alternative to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the Commission nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO. Also, because not all companies calculate this type of measure the same way, comparisons with other companies may not be meaningful.

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

Pursuant to the tax protection agreement between CROP and High Traverse Holdings, LLC (“HT Holdings”), a Delaware limited liability company, which is beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin, each of who are our executive officers and some of whom are our directors, (the “CROP Tax Protection Agreement”), CROP has agreed, until May 7, 2031, to indemnify HT Holdings (including Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin, as beneficial owners of HT Holdings, and their affiliated trusts and certain other entities) (collectively, the “protected partners”) against certain tax consequences of a taxable transfer of all or any portion of the properties that are owned by CROP or any of its subsidiaries as of May 7, 2021, the closing date of the merger of our operating partnership with and into CROP, subject to certain conditions and limitations. We estimate the maximum potential liability associated with the CROP Tax Protection Agreement to be approximately $39.9 million. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate. These indemnification obligations could prevent CROP from selling its properties at times and on terms that are in the best interest of CROP, us and the respective equity owners of CROP and us and any indemnification payments that may become payable could be a significant expense for CROP and us. In addition, at any time after the closing (including after expiration of the tax protection term), each protected partner and CROP will have the right to exercise an in-kind redemption transaction (i.e., a redemption of all of the protected partner’s interest in CROP in exchange for one or more assets of CROP at the then-current market price). This would eliminate CROP’s indemnification obligations to the protected partner(s). The protected partners will have the right to select the assets of CROP necessary to effectuate the in-kind redemption transaction, subject to certain limitations. If an in-kind redemption transaction is effectuated, CROP’s portfolio may become less geographically diverse and thus subject to greater market risk, and CROP may be required to transfer some of its prime assets to the protected partner(s).

In addition, CROP has entered and may in the future enter into tax indemnification agreements with certain persons who contributed their interests in properties to CROP in exchange for CROP Units. Generally, these current agreements as of

December 31, 2023 provide that CROP will indemnify such contributors against certain tax consequences of a taxable sale of the property contributed by such contributors through 2025, subject to certain conditions and limitations. As of December 31, 2023, we estimate the maximum potential liability associated with these tax indemnification agreements to be approximately $41.5 million. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate. Future tax indemnification agreements entered by CROP may extend such obligations beyond 2025. The obligations of CROP under these and future indemnification agreements may constrain CROP with respect to deciding to dispose of a particular property and may also result in financial obligations for us.

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

As of December 31, 2023, we had a portfolio of $2.3 billion in total assets, with 74.5% of our equity value in operating properties, 14.0% in development and 11.5% in real estate-related investments. Each of our investments was based on an underwriting analysis with respect to each investment. If our investments do not perform as expected, whether as a result of recent economic trends, including increased interest rates and inflation, or future acquisitions do not perform as expected, we may have less cash flow from operations available to fund distributions and investor returns may be reduced.

We restated our financial statements and as part of that process, identified a material weakness in our internal control over financial reporting as of December 31, 2022. The restatement of our financial statements, as well as the identification of a material weakness in our internal controls, will subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings and could adversely impact our operations.

We determined to restate our previously issued audited consolidated financial statements as of and for the year ended December 31, 2022, as well as the unaudited consolidated quarterly financial information for the quarterly periods in the year ended December 31, 2022 (the “Restatement”). The Restatement resulted in substantial costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our senior management and members of our accounting team in preparing the Restatement.

As a result of the Restatement we identified a material weakness related to an assessment of the incremental risk of noncash activities on the consolidated statement of cash flows. Solely as a result of the material weakness identified, management determined that internal control over financial reporting and disclosure controls and procedures were not effective as of the year ended December 31, 2022 and September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we have undertaken substantial work to maintain effective internal controls and have taken action to remediate the material weakness identified in connection with the Restatement, we cannot be certain that we will be successful in our remediation efforts or in maintaining adequate internal controls over our financial reporting and financial processes going forward. If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the value of our shares.

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

All of our executive officers, some of our directors and the key real estate and finance professionals we retain face conflicts of interest related to their positions and/or significant ownership interests in our sponsor and advisor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

All of our executive officers, some of our directors, and the key real estate and finance professionals we retain are also executive officers and/or key professionals of our advisor and sponsor. As a result, they may owe fiduciary or other duties to each of these entities, their members and limited partners, which fiduciary or other duties may from time to time conflict with the fiduciary or other duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets. Because some of our officers and directors have a significant ownership interest in our sponsor and advisor, they may make decisions regarding the management of the properties which are not in the best interests of our stockholders.

Conflicts of interest could result in our management acting other than in our stockholders’ best interest.

We are party to an advisory agreement with CC Advisors III. CC Advisors III is owned by Cottonwood Communities Advisors, LLC (“CCA”) which is currently beneficially owned and controlled by Daniel Shaeffer, Chad Christensen and Gregg Christensen who currently own 73.5% of CCA. Because our affiliated directors and certain of our officers have a significant ownership interest in and control our sponsor and advisor and have an indirect interest in the performance participation interest in the Operating Partnership they may make decisions regarding the advisory agreement or the Operating Partnership agreement which are not in the best interests of our stockholders.

In 2019 CROP sponsored the formation of a qualified opportunity fund under the Tax Cuts and Jobs Act of 2017 (“Cottonwood on Highland”) to raise money from third party investors and be a member of a joint venture with CROP that acquired and will develop multifamily apartment communities in Millcreek, Utah. In addition, High Traverse Holdings, LLC, which is beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin sponsored Cottonwood at Millcreek QOF, LLC (“Cottonwood at Millcreek”), also a qualified opportunity fund. Cottonwood at Millcreek was formed to be a member of a joint venture that will acquire and develop a multifamily apartment community in Millcreek, Utah, referred to as “The Richmond” and raised money from third party investors. Our officers and directors serve as officers and directors of these funds. In addition, CCA or affiliates of our sponsor may sponsor or advise future real estate programs. We may compete with future programs and other affiliates of our advisor for opportunities to acquire or sell multifamily apartment communities and multifamily real estate-related assets, which may have an adverse impact on our operations. We may also buy or sell multifamily apartment communities and multifamily real estate-related assets at the same time as affiliates of our advisor. There may be a conflict of interest with respect to the selection of multifamily apartment communities and multifamily real estate-related assets to be purchased by us and/or our advisor and its affiliates. Affiliates of our advisor may own competing properties in the markets in which our multifamily apartment communities are located which may lead to conflicts of interests with respect to the operations and management of our multifamily apartment communities. .

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

Prior to the amendment and restatement of our advisory agreement in May 2021, our advisor was entitled to receive contingent acquisition fees related to our purchase of multifamily apartment communities and multifamily real estate-related assets and contingent financing fees related to our financing of multifamily apartment communities and multifamily real estate-related assets. Our advisor agreed to defer the payment of any acquisition fee or financing fee until our common stockholders’ receipt of certain specified returns. In connection with the entry into an amended and restated advisory agreement on May 7, 2021, we eliminated our obligation to pay our advisor contingent acquisition fees and contingent financing fees except in the circumstance in which our advisory agreement is terminated other than for cause (or non-renewal or termination by our advisor) before May 7, 2031. If the advisory agreement is terminated other than for cause (or non-renewal or termination by our advisor), the contingent acquisition fees and contingent financing fees provided for in the previous advisory agreement will be due and payable in an amount equal to approximately $17.6 million ($22 million if the termination had occurred in year one reduced by 10% each year thereafter). Thus, there may be conflicts of interest with respect to the termination of the advisory agreement and the payment of the contingent acquisition fees and contingent financing fees.

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

Our charter permits our board of directors to issue stock with terms that may discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock that has the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Holders of our preferred stock have dividend, liquidation and other rights that are senior to the rights of the holders of our common stock.

Our board of directors has the authority to designate and issue preferred stock with liquidation, dividend and other rights that are senior to those of our common stock. We have classified and designated 15,000,000, 1,000,000, 15,000,000, and 12,800,000 shares of our authorized but unissued preferred stock as shares of Series A Convertible Preferred Stock, Series 2023-A Preferred Stock, Series 2023 Preferred Stock and Series 2019 Preferred Stock, respectively. The shares of our preferred stock are entitled to receive a preferential dividend equal to an annual rate of 8.0%, subject to increase by our board of directors in its sole discretion, for our Series A Convertible Preferred Stock, 7.0% for our Series 2023-A Preferred Stock, 6.0% (subject to an increase up to 6.5% in certain circumstances) for our Series 2023 Preferred Stock and 5.5% (subject to an increase to 6.0% in certain circumstances) for our Series 2019 Preferred Stock. As of December 31, 2023, we had 215,277, 285,000, 8,356,724 and 12,426,596 shares of our Series A Convertible Preferred Stock, Series 2023-A Preferred Stock, Series 2023 Preferred Stock and Series 2019 Preferred Stock outstanding, respectively. We are currently conducting separate, best-efforts private offerings of our Series A Convertible Preferred Stock, Series 2023-A Preferred Stock and Series 2023 Preferred Stock to accredited investors only for up to the maximum amount of preferred stock designated and can provide no assurances regarding how many shares of such preferred stock we may issue.

Holders of our designated preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, or the redemption of our common stock and a liquidation preference of $10.00 per share plus any accrued and unpaid distributions before any payment is made to holders of our common stock upon our voluntary or involuntary liquidation, dissolution or winding up. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock.

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

We intend to conduct our operations so that neither we, nor our Operating Partnership nor the subsidiaries of our Operating Partnership are investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.

A change in the value of any of our assets could negatively affect our ability to avoid registration under the Investment Company Act. To avoid registration, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to restructure our business plan, which could materially adversely affect our NAV and our ability to pay distributions to our stockholders.

Actions of our joint venture or future joint venture partners could reduce the returns on joint venture investments and decrease our stockholders’ overall return.

We have entered into joint ventures with third parties and affiliates to acquire assets and may in the future enter into new joint ventures with third parties or affiliates to acquire assets. We have purchased and developed and may in the future purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Under our charter, we have the authority to issue a total of 1,100,000,000 shares of capital stock. Of the total shares of stock authorized, 1,000,000,000 shares are classified as common stock with a par value of $0.01 per share, 125,000,000 of which are classified as Class A shares, 50,000,000 of which are classified as Class TX shares, 275,000,000 of which are classified as Class T shares, 275,000,000 of which are classified as Class D shares, 275,000,000 of which are classified as Class I shares, and 100,000,000 shares are classified as preferred stock with a par value of $0.01 per share, 12,800,000 of which are classified as Series 2019 and 15,000,000 of which are classified as Series 2023, 1,000,000 of which are classified as Series 2023-A and 15,000,000 are classified as Series A Convertible (which are convertible into our Class I shares upon certain terms and conditions).

Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of common stock, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in public offerings; (2) issue shares of our common stock or CROP Units in private offerings; (3) issue shares of our common stock or units in the Operating Partnership to the advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; or (4) issue shares of our common stock or CROP Units to sellers of properties we acquire.

To the extent we issue additional shares of common stock, or shares of our convertible preferred stock convert into common stock after you purchase shares of common stock, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of the Operating Partnership after you purchase shares of our common stock, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of the Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by the Operating Partnership. CROP Units may have different and preferential rights to the claims of common units of the Operating Partnership which correspond to the common stock held by our stockholders.

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

We will invest, through the Operating Partnership, solely in multifamily apartment communities and multifamily real estate-related assets. As of December 31, 2023, our portfolio had a value of $2.3 billion in total assets, with 74.5% of our equity value in operating properties, 14.0% in development and 11.5% in real estate-related investments. While we intend to invest in a significant number of properties across several geographical locations and markets, we will not invest in a diverse set of asset classes. Further, we have no plans to acquire any assets other than assets consisting of multifamily apartment communities and multifamily real estate-related assets. Therefore, each of our investments could be subject to the same or similar rental property related risks and a decline in real estate values in general or a change in economic conditions which affects real property investment and rental markets could have a substantial adverse effect on our financial performance.

If capitalization rates increase the value of our assets may decrease and we may not be able to sell our assets at anticipated prices.
The value of real estate is generally based on capitalization rates. Capitalization rates generally trend with interest rates. Consequently, if interest rates go up, so do capitalization rates. Currently interest rates and capitalization rates are increasing. If interest rates continue to rise in the future, it is likely that capitalization rates will also continue to rise and, as a result, the value of real estate will decrease. If capitalization rates continue to increase, our investments will likely realize lower sales prices than anticipated, resulting in reduced returns.

If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our assets and our ability to make distributions than if we had a diversified investment portfolio.

While we intend to diversify our portfolio of investments, we are not required to observe specific diversification criteria. Therefore, our investments in multifamily apartment communities and multifamily real estate-related assets may be concentrated in assets that are subject to higher risk of foreclosure or concentrated in a limited number of geographic locations. Specifically, as of December 31, 2023, 17.6% of our portfolio was concentrated in the Salt Lake City, Utah region. To the extent that our portfolio is concentrated in limited geographic regions, downturns relating generally to such region may result in a reduction in our net income and the value of our common stock and accordingly limit our ability to make distributions to you.

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

Rental levels at the multifamily apartment communities that we acquire can vary over time and we may not be able to maintain the occupancy rates we anticipate or attract new tenants.

We will make our determination regarding the acquisition of multifamily apartment communities that we acquire based, among other things, on the property’s projected rent levels. However, there can be no assurance that a multifamily apartment community will continue to be occupied at the projected rents or that we will be able to attract new tenants when leases are terminated. It is anticipated that leases with the tenants at our multifamily apartment communities will generally be for terms of one year or less. If the tenants of the properties do not renew or extend their leases, if tenants default under their leases at the properties, if issues arise with respect to the permissibility of certain uses at the properties, if tenants of the properties terminate their leases, or if the terms of any renewal (including concessions to the tenants) are less favorable than existing lease terms, the operating results of the properties could be substantially affected. As a result, we may not be able to make distributions to the stockholders at the anticipated levels.

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

Although we intend to subject our multifamily apartment communities, other than those acquired by virtue of a non-performing debt investment, to an environmental assessment prior to acquisition, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase. There may be hidden environmental hazards that may not be discovered prior to acquisition. The costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or rent the property or to borrow using the property as collateral.

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

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the Disabilities Act and the Fair Housing Amendment Act, as amended, or the Fair Housing Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons and may require owners of multifamily dwellings to make reasonable exceptions in their policies and operations to afford people with disabilities equal housing opportunities. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. The Fair Housing Act requires multifamily dwellings first occupied after March 13, 1991 to comply with design and construction requirements related to access and use by disabled persons. Any funds used for Disabilities Act and Fair Housing Act compliance will reduce our net income and the amount of cash available for distributions.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, which may increase our cost of obtaining financing. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss, which may reduce the value of your investment. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions.

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

We acquire unimproved real property or properties that are under development or construction and as of December 31, 2023, our portfolio had 14.0% of our equity value in development investments. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

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

We have invested in and may continue to invest in noncontrolling equity positions and other real estate-related interests. Preferred equity investments are subordinate to any indebtedness obtained by the entity, but senior to the owners’ common equity. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider has the right to effectuate a change of control in certain circumstances with respect to the ownership of the property as was the case with our 805 Riverfront preferred equity investment. Preferred equity investments typically earn a preferred return rather than interest payments and often have the right for such preferred return to accrue if there is insufficient cash flow to pay currently. The preferred return provided as a term of our preferred equity investments is not a measure of our investment performance and is not indicative of distributions that we may provide to investors. It should not be relied on to predict an investor’s returns and is subject to the development and performance of the project for which the preferred equity is being provided. Furthermore, the preferred return is only a contractual preference on allocations, and is subordinate to any construction debt and senior preferred equity and there is no guarantee that it will be achieved or paid.

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

Risks Associated with Debt Financing

We have obtained and expect to continue to obtain mortgage indebtedness and other borrowings, which increases our risk of loss due to potential foreclosure.

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

At December 31, 2023, we had $891.3 million of fixed rate debt and $273.5 million of variable rate debt, including our revolving credit facility and including $130.0 million of variable rate debt related to construction loans; $179.5 million, or 65.6% of our variable rate debt is accompanied by interest rate cap hedging instruments as required by the lenders. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $41.9 million at December 31, 2023. We may obtain additional lines of credit or other debt financing, or take additional advances on our existing lines of credit, which we may utilize to acquire multifamily apartment communities and multifamily real estate-related assets and fund our operations. Thus, our assets may be cross-collateralized. Information about the amount and terms of any new lines of credit are uncertain and will be negotiated by our officers. No assurance can be given that future cash flow will be sufficient to make the debt service payments on any loans and to cover all operating expenses.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan agreements we enter into may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or impose reserve requirements. In addition, our credit facility with J.P. Morgan, (our “JP Morgan Credit Facility”) restricts our ability to remove our affiliated directors which may make it more difficult to replace our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.

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

Increases in interest rates could increase the amount of our interest payments and could reduce the amount of distributions our stockholders receive.

At December 31, 2023, we had $273.5 million of variable rate debt, including our revolving credit facility and including $130.0 million of variable rate debt related to construction loans; $179.5 million, or 65.6% of our variable rate debt is accompanied by interest rate cap hedging instruments as required by the lenders. We may incur additional indebtedness in the future. Interest we pay reduces our cash flows. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.

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

If our assets at any time are deemed to constitute “plan assets” under ERISA, that may lead to the rescission of certain transactions, tax or fiduciary liability and our being held in violation of certain ERISA and Code requirements.

Stockholders subject to ERISA should consult their own advisors as to the effect of ERISA on an investment in our shares. If our assets are deemed to constitute “plan assets” of stockholders that are Covered Plans (as defined below) (i) certain transactions that we might enter into in the ordinary course of our business might have to be rescinded and may give rise to certain excise taxes and fiduciary liability under Title I of ERISA or Section 4975 of the Code; (ii) our management, as well as various providers of fiduciary or other services to us (including the Advisor), and any other parties with authority or control with respect to us or our assets, may be considered fiduciaries or otherwise parties in interest or disqualified persons for purposes of the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and Section 4975 of the Code; and (iii) the fiduciaries of stockholders that are Covered Plans would not be protected from “co-fiduciary liability” resulting from our decisions and could be in violation of certain ERISA requirements.

Accordingly, prospective investors that are (i) “employee benefit plans” (within the meaning of Section 3(3) of ERISA), which are subject to Title I of ERISA; (ii) “plans” defined in Section 4975 of the Code, which are subject to Section 4975 of the Code (including “Keogh” plans and “individual retirement accounts”); or (iii) entities whose underlying assets are deemed to include plan assets within the meaning of Section 3(42) of ERISA and the regulations thereunder (e.g., an entity of which 25% or more of the total value of any class of equity interests is held by “benefit plan investors”) (each such plan, account and entity described in clauses (i), (ii) and (iii) we refer to as “Covered Plans”) should consult with their own legal, tax, financial and other advisors prior to investing to review these implications in light of such investor’s particular circumstances. The sale of our common stock to any Covered Plan is in no respect a representation by us or any other person associated with the offering of our shares of common stock that such an investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that such an investment is appropriate for plans generally or any particular plan.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Under the oversight of our Executive Security Council, which is chaired by our Senior Vice President of Technology (Certified Information Systems Security Professional), and is also comprised of our Chief Legal Officer, Chief Operating Officer, Chief Accounting Officer and Treasurer and Chief Financial Officer, we have developed and implemented a cybersecurity risk management governance, risk, and compliance (“GRC”) program that applies to us as well as our advisor and its affiliates. The GRC program is used to identify, assess, and mitigate findings and risks to our operations from cybersecurity threats. Our GRC program employs qualitative and quantitative assessments of the cybersecurity risk landscape impacting our operations, as identified by our Information Technology (“IT”) and Security team to determine likelihood and potential impact. The analysis is evaluated by our Executive Security Council, and subject to the oversight of our board of directors to assess and prioritize potential risk to our information security. We consider cybersecurity, along with other top risks, within our enterprise risk management and GRC framework.

We have established a multilayer cyber threat defense program that enables us to identify, protect, detect, respond, and recover from cyber threat findings, taking appropriate action to prevent these threats from turning into risk. Part of this security program is an incident response plan, the goal of which is to provide a timely response, mitigate any damage, restore services, preserve evidence, evaluate risk impact, communicate effectively to all stakeholders, and ultimately reduce the likelihood of an incident recurrence through proper containment and retrospective.

We engage third party consultants to conduct cybersecurity assessments and help mature the information security program. We regularly review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance. We engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the board of directors, and we may adjust our cybersecurity program and practices as necessary based on the information provided by these assessments, audits and reviews. We review and test our information security systems, including regular penetration tests of our network. We also use third-party systems to monitor our information security continually.

For any of our critical hosted applications we require the vendor to maintain a System and Organization Controls (“SOC”) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, or the report is qualified, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with the use of third-party providers is part of our overall cybersecurity risk management framework.

We regularly evaluate our overall security risk posture to ensure appropriate security controls are in place to ensure confidentiality, integrity, and availability of the firms processing environment, including our business strategy, results of operations or financial condition, to ensure that we have an appropriate security program in place in order to manage materiality. We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For additional information, see “Item 1A. Risk Factors – Breaches of our data security could materially harm us, including our business, financial performance and reputation.”

Governance

Our audit committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. The Executive Security Council periodically reports to our audit committee as well as our full board of directors, as appropriate, on cybersecurity matters. Such reporting includes updates on our cybersecurity program, the external threat environment, and programs in place to address and mitigate the risks associated with the evolving cybersecurity threat landscape. These reports also include updates on our preparedness, prevention, detection, responsiveness, and recovery with respect to any cybersecurity incidents. Material cybersecurity events, if any, are escalated to our full board of directors on an ongoing basis as necessary.

Our Executive Security Council governs our overall cybersecurity function and is responsible for developing and implementing our information risk program and managing our response to threats in collaboration with our IT and Security team, subject to oversight by our board of directors. Our Executive Security Council meets regularly regarding the risks of any cybersecurity incidents which are reported pursuant to (i) criteria set forth in our information risk program, (ii) notification criteria set forth in our contracts with third-party service providers and (iii) reports prepared by consultants, auditors, and other third parties retained by us, if necessary, to investigate cybersecurity incidents. In addition to our in-house cybersecurity capabilities, at times we also engage third parties to assist with assessing, identifying, and managing cybersecurity risks. Members of our IT and Security team, including the third-party security firms we utilize as part of our program, have cybersecurity experience or certifications, such as the Certified Information Systems Security Professional certification.

The Company’s Senior Vice President of Technology’s relevant cybersecurity expertise includes Certified Information Systems Security Professional designation (CISSP), ISO 27001 as well as over 20 years of experience as a technology and security professional.

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

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Offering of Common Stock

We are offering up to $900.0 million of Class T, Class D and Class I shares of our common stock through our primary public offering (the “Primary Offering”) and up to $100.0 million of Class T, Class D, Class I, and Class A shares of our common stock through our registered distribution reinvestment plan offering (the “DRP Offering”). Other than differences in upfront selling commissions, dealer manager fees, and ongoing distribution fees, each class of common stock has the same economics and voting rights. There is currently no public market for our shares and we currently have no plans to list our shares on a securities exchange.

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

The distribution fee is subject to a cap based on the total upfront selling commissions, dealer manager fees, and distribution fees paid in connection with the sale of the share in the Primary Offering. For Class T shares the cap is 8.5% and for Class D shares the cap is 8.0%. A lower cap may be agreed upon between the dealer manager and a participating broker-dealer. Once the cap is met, the Class T shares or Class D shares in each respective stockholder's account (including shares purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such shares.

The dealer manager for the public offering anticipates that all or a portion of the upfront selling commissions, dealer manager and distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers and certain wholesalers, all of whom are internal to our advisor and its affiliates. For the year ended December 31, 2023, the costs of raising capital in in our ongoing public follow-on offering represented 6.37% of the capital raised.

The purchase price per share for each class of common stock will vary and will generally equal our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. Please see “Net Asset Value Calculation and Valuation Guidelines” in our prospectus for a detailed description of our valuation guidelines.

The following table presents our historical monthly NAV per share for our outstanding classes of shares and our CROP Units for the two years ended December 31, 2023.

	Class
Date	T	D	I	A	TX	OP
January 31, 2022	18.4071	(1)	18.4071	18.4071	18.4071	18.4071
February 28, 2022	18.9882	(1)	18.9882	18.9882	18.9882	18.9882
March 31, 2022	19.6324	(1)	19.6324	19.6324	19.6324	19.6324
April 30, 2022	20.0794	(1)	20.0794	20.0794	20.0794	20.0794
May 31, 2022	20.6297	20.6297	20.6297	20.6297	20.6297	20.6297
June 30, 2022	20.7202	20.7202	20.7202	20.7202	20.7202	20.7202
July 31, 2022	20.6991	20.6991	20.6991	20.6991	20.6991	20.6991
August 31, 2022	20.7007	20.7007	20.7007	20.7007	20.7007	20.7007
September 30, 2022	20.7056	20.7056	20.7056	20.7056	(1)	20.7056
October 31, 2022	20.5722	20.5722	20.5722	20.5722	(1)	20.5722
November 30, 2022	19.9945	19.9945	19.9945	19.9945	(1)	19.9945
December 31, 2022	19.5788	19.5788	19.5788	19.5788	(1)	19.5788
January 31, 2023	19.2193	19.2193	19.2193	19.2193	(1)	19.2193
February 28, 2023	18.6488	18.6488	18.6488	18.6488	(1)	18.6488
March 31, 2023	18.4600	18.4600	18.4600	18.4600	(1)	18.4600
April 30, 2023	18.1155	18.1155	18.1155	18.1155	(1)	18.1155
May 31, 2023	17.7619	17.7619	17.7619	17.7619	(1)	17.7619
June 30, 2023	17.4638	17.4638	17.4638	17.4638	(1)	17.4638
July 31, 2023	17.1191	17.1191	17.1191	17.1191	(1)	17.1191
August 31, 2023	16.6224	16.6224	16.6224	16.6224	(1)	16.6224
September 30, 2023	15.8195	15.8195	15.8195	15.8195	(1)	15.8195
October 31, 2023	15.2815	15.2815	15.2815	15.2815	(1)	15.2815
November 30, 2023	14.4754	14.4754	14.4754	14.4754	(1)	14.4754
December 31, 2023	13.4538	13.4538	13.4538	13.4538	(1)	13.4538

(1) No shares were outstanding for this class of share as of the valuation date.

Net Asset Value

We calculate NAV per share in accordance with the valuation guidelines that have been approved by our board of directors. As described in those guidelines, each real property is appraised at least once per calendar year by a Third-Party Appraisal Firm and reviewed by our advisor and our Independent Valuation Advisor. Additionally, the real property assets not appraised in a given calendar month by a Third-Party Appraisal Firm will be appraised for that calendar month by our Independent Valuation Advisor, and such appraisals are reviewed by our advisor.

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

The components of our NAV as of December 31, 2023 are as follows ($ and shares/units in thousands):

Components of NAV*	December 31, 2023
Investments in Multifamily Operating Properties	$1,978,055
Investments in Multifamily Development Properties	167,567
Investments in Real Estate-Related Structured Investments	125,703
Investments in Land Held for Development	43,738
Operating Company and Other Net Current Assets	2,830
Cash and Cash Equivalents	7,692
Secured Real Estate Financing	(1,210,684)
Subordinated Unsecured Notes	(41,883)
Preferred Equity	(210,683)
Convertible Preferred Equity	(2,153)
Accrued Performance Participation Allocation	—
Net Asset Value	$860,182
Fully-diluted Shares/Units Outstanding	63,936

* Presented as adjusted for our economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2023 ($ and shares/units in thousands, except per share/unit data):

	Class
	T	D	I	A	OP(1)	Total
As of December 31, 2023
Monthly NAV	$52,701	$2,728	$58,656	$312,557	$433,540	$860,182
Fully-diluted Outstanding Shares/Units	3,917	203	4,360	23,232	32,224	63,936
NAV per Fully-diluted Share/Unit	$13.4538	$13.4538	$13.4538	$13.4538	$13.4538	$13.4538

(1) Includes the partnership interests of the Operating Partnership held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other Operating Partnership interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the independent appraisal firms in the discounted cash flow methodology used in the December 31, 2023, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.76%	5.47%
Development Assets	6.78%	5.25%

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

A change in these assumptions would impact the calculation by the independent appraisal firms of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.4%	3.2%
	0.25% increase	(2.3)%	(1.6)%
Exit Capitalization Rate	0.25% decrease	3.2%	4.9%
	0.25% increase	(2.9)%	(2.9)%

* Presented as adjusted for our economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our consolidated balance sheet to our NAV ($ in thousands):

December 31, 2023
Stockholders’ equity	$218,944
Non-controlling interests attributable to limited partners	221,617
Total partners’ capital of CROP under U.S. GAAP	440,561
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	190,530
Deferred tax liability	620
Discount on preferred stock	(9,062)
Derivative assets	(4,235)
Convertible preferred shares	(2,153)
Unrealized net real estate and debt appreciation	243,921
NAV	$860,182

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
•Derivative assets and liabilities are not included in NAV until the settlement of the derivative is likely to occur.
•Convertible preferred shares are treated as a reduction to NAV.
•Our preferred stock that is mandatorily redeemable is accounted for as a liability with associated issuance costs deferred and amortized under GAAP. These issuance costs are excluded for purposes of determining our NAV.
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

Distributions

We expect to pay monthly distributions to holders of our common and preferred stock. We have not established a minimum distribution level for holders of our common stock. Distributions on our preferred stock are a fixed preferred dividend based on a cumulative, but not compounded, annual return and are paid in accordance with the articles supplementary setting forth the terms of the class of preferred. Distributions for stockholders who elect to participate in our distribution reinvestment plan are reinvested into shares of the same class of our common stock as the shares to which the distributions relate. Distributions are not guaranteed and are authorized and declared in the sole discretion of our board of directors.

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

Our board of directors considers many factors before authorizing a distribution, including funds from operations, capital expenditure needs, general financial conditions and REIT qualification requirements. Our board may declare cash distributions that will be paid in advance of our receipt of cash flow that we expect to receive during a later period. We are not limited in the amount of distributions we can fund from sources other than cash flows from operations. Where we do not have sufficient cash flows from operations to cover our distributions, we may borrow funds, issue new securities or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital.

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

The following table presents a reconciliation of FFO and Core FFO to net loss attributable to CROP ($ in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Net loss attributable to common stockholders	$(23,248)	$(15,649)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	55,882	51,265
Depreciation and amortization from unconsolidated real estate entities	8,808	7,768
Gain on sale of real estate assets	(24,075)	—
Gain on consolidation of development	(4,225)	—
Gain on sale of investments in unconsolidated real estate entities	—	(8,129)
Loss allocated to noncontrolling interests - limited partners	(21,355)	(17,594)
Amount attributable to above from noncontrolling interests - partially owned entities	(850)	(888)
Funds from operations attributable to common stockholders and unit holders	(9,063)	16,773
Adjustments:
Amortization of intangible assets	3,159	3,330
Amortization of debt issuance costs	2,405	1,238
Accretion of discount on preferred stock	7,243	5,406
Share based compensation	3,011	3,774
Promote from incentive allocation agreement (tax effected)	(91)	(23,334)
Loss on debt extinguishment	1,037	481
Losses (gains) on derivatives	2,162	(4,048)
Legal costs and settlements, net	1,494	(7)
Other adjustments	558	(916)
Amount attributable to above from noncontrolling interests and unconsolidated entities	1,533	(1,290)
Core funds from operations attributable to common stockholders and unit holders (1)	$13,448	$1,407

FFO per common share and unit - diluted	$(0.14)	$0.28
Core FFO per common share and unit - diluted	$0.20	$0.02
Weighted-average diluted common shares and units outstanding	66,416,610	60,705,718

(1) Core FFO for the year ended December 31, 2022 includes $20,320 of performance participation expense. There was no performance participation expense during the year ended December 31, 2023.

Unregistered Sale of Equity Securities

During the fourth quarter ended December 31, 2023, we sold equity securities that were not registered under the Securities Act and not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K as described below.

During the quarter ended December 31, 2023, we issued 80,169 shares of Class I common stock upon exchange of corresponding CROP Units held by various limited partners. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the CROP Units.

Share Repurchase Program

Under our share repurchase program, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the last calendar day of that month (a “Repurchase Date”). Effective for repurchases as of November 2023 we amended our share repurchase program to provide that repurchased shares will remain outstanding on the Repurchase Date and will no longer be outstanding on the day following the Repurchase Date. Previously we repurchased shares as of the opening of the Repurchase Date. Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that depending on the class of shares requested to be repurchased and how long the shares have been outstanding, the shares may be repurchased at a discount to the transaction price (an “Early Repurchase Deduction”) as described in the Share Repurchase Program which is filed as exhibit

99.1 to this report, subject to certain limited exceptions. Settlements of share repurchases will generally be made within three business days of the Repurchase Date.

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

During the three months ended December 31, 2023, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased (1)	Repurchases as a Percentage of NAV (2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
October 2023	578,569	1.6971558%	$15.3580	—
November 2023	453,342	1.3606729%	$14.9147	—
December 2023	659,448	1.9898887%	$14.0333	—
Total	1,691,359

(1) All shares were repurchased through our share purchase program.
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

Holders

The following table shows the number of shares and holders of each class of common equity outstanding as of March 25, 2024, including shares held by our affiliates:

	Class
	T	D	I	A
Outstanding shares	3,916,171	205,489	4,606,302	22,742,743
Number of stockholders	1,475	68	1,182	4,624

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

We are a non-listed perpetual-life, net asset value (“NAV”), real estate investment trust (“REIT”). We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

As of December 31, 2023, we raised $325.0 million from the sale of common stock in our public offerings and $215.5 million from the sale of our preferred stock in periodic private offerings to accredited investors (the “Private Offerings”). We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored OP units in CROP.

As of December 31, 2023, we had a portfolio of $2.3 billion in total assets, with 74.5% of our equity value in operating properties, 14.0% in development and 11.5% in real estate-related investments. Refer to the section “Our Investments” below for further description of our portfolio.

2023 Activities

The following highlights activities that occurred during the year ended December 31, 2023.

Operating Results and Net Asset Value

•Net loss attributable to common stockholders was $0.68 per diluted share compared to $0.53 for the same period in the prior year.
•Same store net operating income (“Same Store NOI”) was $80.9 million compared to $77.6 million for the same period in the prior year.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $(0.14) per diluted share/unit, compared to $0.28 per diluted share/unit for the same period in the prior year. Core FFO was $0.20 per diluted share compared to $0.02 per diluted share/unit for the same period in the prior year.
•Two development projects were completed and are currently in lease-up, Cottonwood Highland and Cottonwood Broadway.
•Net asset value was $13.4538 per share/unit at December 31, 2023, compared to $19.5788 per share/unit at December 31, 2022.

Transaction Activity

•Funded $2.0 million of our $10.0 million mezzanine loan investment in the 2215 Hollywood development.
•Funded $23.4 million of our $33.4 million preferred equity investment in the 417 Callowhill development.
•Funded $11.4 million in our preferred equity investment in the Infield development.
•Acquired 45.4% of tenant-in-common interests in Alpha Mill through the issuance of CROP Units, increasing our ownership to 73.7%.
•Acquired the remaining tenant-in-common interests of Melrose Phase II.
•Sold tenant-in-common interests in Cottonwood Lighthouse Point for $7.2 million.
•Sold Cottonwood One Upland for net proceeds of $38.8 million, recording a net gain on sale of $23.0 million.

Financing and Capital Raise Activity

•Refinanced ten properties for $471.0 million, receiving net proceeds of $85.8 million and obtaining a weighted average term and rate of 6.6 years and 5.25%, respectively. Two of the properties are unconsolidated.
•Modified the mortgage loan on Sugarmont, reducing the loan to $91.2 million and converting the interest rate from a floating rate to a fixed rate of 5.9%.
•Executed additional draws of $22.1 million on construction loans to further the completion of our development projects and refinanced $37.0 million of construction loans with permanent debt.
•Raised $76.1 million of net proceeds from the sale of Series 2023 and Series 2023-A Preferred Stock.
•Launched our offering of Series A Convertible Preferred Stock in December 2023 and raised net proceeds of $1.6 million.
•Raised $24.0 million of net proceeds from the sale of our common stock issued under our registered follow-on public offering.
•Redeemed $2.6 million of preferred stock.
•Repurchased $95.4 million of common stock and CROP Units at an average discount of 4% to NAV.
•Distributed $21.9 million and $23.2 million to common stockholders and limited partners, respectively.

Our Investments

As of December 31, 2023, our portfolio consisted of 27 operating multifamily apartment communities with a total of 7,761 units, four development projects with a total of 987 units to be built, six structured investments with a total of 1,868 units and four land sites held for future development projects with an expected total of 852 units to be built.

Information regarding our investments as of December 31, 2023 is as follows:

Stabilized Properties ($ in thousands, except net effective rents)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
Alpha Mill	Charlotte, NC	267	830	May 2021	$69,500		$39,044	$1,690	95.88%	73.71%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,509	94.66%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	1,396	91.67%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,508	95.47%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		34,961	2,056	92.61%	100.00%
Cottonwood Lighthouse Point (2)	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,251	92.59%	86.77%	(2)
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		48,049	1,628	91.79%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,879	93.48%	100.00%
Cottonwood West Palm (3)	West Palm Beach, FL	245	1,122	May 2019	66,900		47,978	2,424	95.10%	100.00%	(3)
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,724	95.94%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,711	95.24%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		46,000	1,451	94.97%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		53,401	1,609	93.81%	100.00%
Melrose	Nashville, TN	220	951	May 2021	67,400		56,600	1,843	93.18%	100.00%
Melrose Phase II	Nashville, TN	139	675	May 2021	40,350		32,400	1,583	93.53%	100.00%
Parc Westborough	Boston, MA	249	1,008	May 2021	74,000		12,400	2,372	96.39%	100.00%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,525	(4)	43,453	1,878	95.73%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,800	92.08%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,403	95.81%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,367	1,076	91.00%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,721	93.91%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,373	1,697	93.13%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,573	95.10%	84.19%
Sugarmont	Salt Lake City, UT	341	904	May 2021	139,792	(4)	91,200	2,227	94.41%	99.00%	(5)
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,586	94.97%	98.68%
The Marq Highland Park (6)	Tampa, FL	239	999	May 2021	65,700		46,802	2,132	96.65%	100.00%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,307	96.53%	58.60%
Total / Weighted-Average		7,761	956		$1,867,797		$1,271,868	$1,744	94.21%	92.00%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) On March 28, 2024, we acquired all of the outstanding tenant-in-common interests in Cottonwood Lighthouse Point from an unaffiliated third party in exchange for 259,246 CROP Units, increasing our ownership percentage to 100%.

(3) On February 29, 2024, we sold Cottonwood West Palm for net proceeds of $34.0 million.
(4) These purchase price amounts represent the acquisition date fair value plus subsequent capitalized costs on the projects placed in service.
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

(6) Data from commercial retail units are excluded from number of units and physical occupancy.

Development Properties ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Completion Date	Total Project Investment	Construction Debt Outstanding (1)	Percentage Owned by CROP
Cottonwood Broadway	Salt Lake City, UT	254	817	May 2021	4Q2023	$77,435	$41,891	100.00%
Cottonwood Highland (2)	Salt Lake City, UT	250	757	May 2021	4Q2023	65,085	39,790	36.93% (2)
805 Riverfront (3)	West Sacramento, CA	285	746	Sept 2023	4Q2023	101,334	48,310	(3)
The Westerly (4)	Salt Lake City, UT	198	808	May 2021 (4)	2Q2026	16,753	—	82.45%
Total		987				$260,607	$129,991

(1) Construction debt outstanding is shown as if CROP owned 100% of the development property.
(2) Excludes the commercial data in unit count. CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project.
(3) As of December 31, 2023 we had a structured preferred equity investment in this project. Total project investment for 805 Riverfront represents amounts funded plus accrued interest as of December 31, 2023, the construction debt outstanding, and a preferred interest liability. Refer to Note 3 and Note 13 of the consolidated financial statements in this Annual Report on Form 10-K for additional information on 805 Riverfront.

(4) Construction on The Westerly began in July 2023. The amount above includes contributions from the Block C Joint Venture to The Westerly as of December 31, 2023 including the related land cost and capital expenditures. Refer to the land held for development table below for additional information on the Block C Joint Venture.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
Lector85	Ybor City, FL	Preferred Equity	August 2019	254	$9,900	$9,900
Astoria West (formerly Vernon)	Queens, NY	Preferred Equity	July 2020	534	15,000	15,000
417 Callowhill	Philadelphia, PA	Preferred Equity	November 2022	220	33,413	32,098
2215 Hollywood	Hollywood, FL	Mezzanine Loan	April 2023	180	10,045	2,000
Monrovia Station	Monrovia, CA	Mezzanine Loan	July 2023	296	20,150	6,777
Infield	Kissimmee, FL	Preferred Equity	November 2023	384	11,400	11,400
Total				1,868	$99,908	$77,175

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	1.69 acres	May 2021	$42,674	82.45%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,521	100.00%
Galleria	Salt Lake City, UT	26.07 acres	September 2022	29,571	100.00%
Total				$79,766
(1) The Block C Joint Venture includes land held for development for Millcreek North and The Archer multifamily development projects as well as cash held at the joint venture for future investment. The Block C joint venture also includes The Westerly, which is reflected in the separate development property table above.

Results of Operations

Our results of operations for the years ended December 31, 2023 and 2022 are as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	Change
Revenues
Rental and other property revenues	$142,833	$123,627	$19,206
Property management revenues	9,699	11,131	(1,432)
Other revenues	1,873	3,544	(1,671)
Total revenues	154,405	138,302	16,103
Operating expenses
Property operations expense	52,765	44,846	7,919
Property management expense	17,290	17,839	(549)
Asset management fee	17,304	17,786	(482)
Performance participation allocation	—	20,320	(20,320)
Depreciation and amortization	59,041	54,595	4,446
General and administrative expenses	11,371	11,876	(505)
Total operating expenses	157,771	167,262	(9,491)
Loss from operations	(3,366)	(28,960)	25,594
Equity in earnings of unconsolidated real estate entities	6,466	12,393	(5,927)
Interest income	1,906	92	1,814
Interest expense	(75,468)	(52,310)	(23,158)
Gain on sale of real estate assets	24,075	—	24,075
Gain on sale of unconsolidated real estate entities	—	8,129	(8,129)
Gain on consolidation of development	4,225	—	4,225
Promote from incentive allocation agreement	119	30,702	(30,583)
Other (expense) income	(2,552)	3,883	(6,435)
Loss before income taxes	(44,595)	(26,071)	(18,524)
Income tax expense	(303)	(7,959)	7,656
Net loss	(44,898)	(34,030)	(10,868)
Net loss attributable to noncontrolling interests:
Limited partners	21,355	17,594	3,761
Partially owned entities	295	787	(492)
Net loss attributable to common stockholders	$(23,248)	$(15,649)	$(7,599)

Weighted-average common shares outstanding	34,305,590	29,274,236	5,031,354
Net loss per common share - basic and diluted	$(0.68)	$(0.53)	$(0.15)

Rental and Other Property Revenues

Rental and other property revenues increased $19.2 million primarily due to non-same store property activity. The acquisitions of Cottonwood Clermont and Cottonwood Ridgeview in 2022 and Melrose Phase II in 2023 accounted for $10.7 million of the increase. Four developments completed within the last two years contributed $6.0 million. These increases were offset by a $2.8 million reduction in revenues from Cottonwood Lighthouse Point, which was deconsolidated in February 2023 when a partial interest in the property was sold. The remaining increase of $5.3 million is due to higher rents on stabilized properties. Refer to “Same Store Results of Operations” below for details on same store revenues.

Property Operations Expense

Property operations expense increased $7.9 million primarily due to the increase in non-same store property operations expense. The acquisitions of Cottonwood Clermont and Cottonwood Ridgeview in 2022 and Melrose Phase II in 2023

accounted for $5.2 million of the increase. Four developments completed within the last two years contributed $1.6 million. These increases were offset by a $1.0 million reduction in property operations expenses from Cottonwood Lighthouse Point, which was deconsolidated in February 2023 when a partial interest in the property was sold. Other increases relate to insurance costs and utilities. Refer to “Same Store Results of Operations” below for details on same store revenues.

Performance Participation Allocation

The performance participation allocation, as defined in our operating partnership agreement, is based on the total return to unit holders each year and paid to an affiliate of our advisor. Total return is primarily driven by appreciation to NAV and also includes distributions paid. No performance allocation was recorded during the year ended December 31, 2023 as the required return hurdles were not met. The increase in NAV during the year ended December 31, 2022 resulted in a performance allocation expense of $20.3 million for the year. Refer to Note 10 of the consolidated financial statements in this Annual Report on Form 10-K for additional information about the performance participation allocation.

Depreciation and Amortization

Depreciation and amortization increased $4.4 million due to depreciation and amortization of $5.0 million from properties consolidated in the last two years and depreciation of $2.5 million from developments completed within the last two years, as well as additional capitalized assets on our properties. These increases were offset by a $3.5 million reduction from Cottonwood Lighthouse Point, which was deconsolidated in February 2023.

Equity in Earnings of Unconsolidated Real Estate Entities

Equity in earnings of unconsolidated real estate entities decreased $5.9 million primarily due to the consolidation of Riverfront, the deconsolidation of Cottonwood Lighthouse Point, refinancing costs and increased interest expense at the underlying properties. This was offset by $4.4 million of additional income from preferred equity investments.

Interest Expense

Interest expense increased $23.2 million. The acquisitions of Cottonwood Clermont and Cottonwood Ridgeview in 2022 and Melrose Phase II in 2023 accounted for $3.3 million of the increase, higher interest rates and mortgage balances accounted for $17.7 million of the increase, and additional interest from the issuance of preferred stock of $5.0 million. These increases were offset by a reduction in interest from Cottonwood Lighthouse Point, which was deconsolidated in February 2023, and $2.9 million reduction from the payoff of Series 2017 and 2016 preferred stock in early 2022.

Gain on Sale of Real Estate Assets

The $24.1 million gain on sale of real estate assets is from the $23.0 million gain from sale of Cottonwood One Upland and the sale of a partial interest in Cottonwood Lighthouse Point.

Gain on Sale of Unconsolidated Real Estate Entities

The gain on sale of unconsolidated real estate entities of $8.1 million in 2022 is from the sale of additional interests in Alpha Mill and the sale of 3800 Main to a third party.

Gain on Consolidation of Development

The $4.2 million gain on consolidation of development in 2023 is from the consolidation of 805 Riverfront when we became the manager and replacement developer with control of the project.

Promote from Incentive Allocation Agreement

In 2018, CROP sold a portfolio of 12 properties to an unrelated real estate firm. Under the sales arrangement, CROP entered into an incentive allocation agreement that entitled CROP to participate in distributions from the portfolio should returns exceed certain amounts. During the first quarter of 2022 the real estate firm sold the portfolio of properties. Our taxable REIT subsidiary realized a promote distribution of $30.6 million from the sale. We managed the portfolio on behalf of the real estate firm prior to the portfolio being sold.

Income Tax Expense

Income tax expense decreased $7.7 million primarily due to the tax liability on the $30.6 million promote distribution that occurred in 2022 that was not present in the current year.

Other Income

Other expense increased $6.4 million primarily due to decreases in the fair value of our interest rate caps.

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

We evaluate the performance of our operating properties using a same store analysis because the population of properties is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. Our same store portfolio includes consolidated and unconsolidated stabilized properties which we manage and have ownership interests in for the entirety of both current and prior years. Operating properties excluded from same store include development properties that have undergone lease up and properties that have been acquired and/or consolidated during the same store reporting period. We believe the drivers of NOI for our consolidated stabilized properties listed above are generally the same for our unconsolidated properties, of which we own on average 68.6%. Therefore we evaluate same store NOI based on our ownership in the properties within the same store portfolio. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

For the twelve months ended December 31, 2023, our same store portfolio consisted of 19 consolidated properties, representing approximately 5,500 units, and 4 unconsolidated properties, representing approximately 1,300 units. The weighted average occupancy rate for the same store portfolio was 93.6% and 94.7% for the years ended December 31, 2023 and 2022, respectively. The weighted average monthly effective rent for the same store portfolio was $1,688 and $1,643 for the years ended December 31, 2023 and 2022, respectively.

The following table reconciles rental and other property revenues less property operations expense (“Consolidated Property NOI”) from the consolidated statement of operations to Same Store NOI for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2023	2022
Reconciliation of Consolidated Property NOI to Same Store NOI
Rental and other property revenues	$142,833	$123,627
Property operations expense	52,765	44,846
Consolidated Property NOI	90,068	78,781
Less: Non-same store NOI
Lease up properties	(11,056)	(7,027)
Acquisitions	(9,851)	(8,631)
Non-core property expenses, net	477	187
NOI attributable to noncontrolling interests	(1,404)	(1,346)
Same store NOI from consolidated activity	68,234	61,964
Same store NOI from unconsolidated activity	12,705	15,618

Same store NOI	$80,939	$77,582

The following table reconciles equity in earnings of unconsolidated real estate entities from the consolidated statement of operations to same store net operating income from unconsolidated properties ($ in thousands):

	Year Ended December 31,
	2023	2022
Equity in earnings of unconsolidated real estate entities	$6,466	$12,393
Adjustments to arrive at same store net operating income - unconsolidated properties
Equity in earnings from preferred equity investments	(11,855)	(8,833)
Equity in losses from depreciation and amortization	6,513	7,372
Non-same store property equity in losses (earnings)	2,955	(2,707)
Equity in losses on non-core property expense and other adjustments (1)	8,626	7,393
Same store NOI - unconsolidated properties (2)	$12,705	$15,618

(1) Property management expenses and other expenses charged by us to our consolidated properties are eliminated but are included in equity in earnings. For consistency with consolidated property NOI, equity in earnings has been adjusted to remove the impact of expenses that are eliminated with consolidated properties.. In addition, all periods are presented using our ownership percentage at December 31, 2023 Equity in earnings is calculated using ownership percentages in place throughout the year, which may change as interests are acquired or sold. Accordingly, equity in earnings has also been adjusted to apply the ownership percentage at December 31, 2023 throughout the reporting periods to arrive at same store NOI - unconsolidated properties.

(2) Same store NOI - unconsolidated properties decreased primarily due to the consolidation of properties that were previously equity method investments.

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2023, our total operating expenses were less than the 2%/25% Limitation.

Liquidity and Capital Resources
Our principal demands for funds during the short and long-term are and will be for the acquisition of multifamily apartment communities and investments in multifamily real estate-related assets, including funding commitments on our structured investments; operating expenses, including the management fee we pay to our advisor and the performance participation allocation (when applicable); capital expenditures, including those on our development projects; general and administrative expenses; payments under debt obligations; repurchases of common and preferred stock; and payments of distributions to stockholders. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of our public and private offerings, our credit facilities, other secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations.

We intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals at the property level. Factors which could increase or decrease our future liquidity include but are not limited to operating performance of the properties, the interest rate environment and inflation which could increase our expenses, the satisfaction of REIT dividend requirements and the volume of repurchase requests under our share purchase program. Recently, we have seen an increase in the amount of repurchase requests, all of which we have satisfied to date. Due to commitments on our structured investments and development projects, which we believe will be accretive to our portfolio, our available cash to fund repurchase requests is limited. We completed the sale of Cottonwood One Upland (closed December 2023) and Cottonwood West Palm (closed February 2024) to strengthen our liquidity position and enhance our ability to fund repurchase requests and anticipate we will be able to fully fund repurchase requests. To continue to bolster our liquidity position, we may pursue additional strategic asset sales in the future or seek additional sources of capital.

As of December 31, 2023, we have $891.3 million of fixed rate debt and $273.5 million of variable rate debt, which includes $130.0 million of construction loans. We have interest rate cap hedging instruments on $179.5 million, or 65.6% of our variable rate debt. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $41.9 million as of December 31, 2023.

We have a credit facility in place with JP Morgan that provides us with additional liquidity. Our JP Morgan Revolving Credit Facility, which was amended due to the sale of One Upland in December 2023, has a variable rate and is secured by Parc Westborough with the option to add an additional property as collateral by December 14, 2024. We may obtain advances secured against Parc Westborough (and an additional property if and when added to the facility) up to $100.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt-service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of December 31, 2023, we had advances of $12.4 million on the JP Morgan Revolving Credit Facility, with the amount we could borrow capped at $41.0 million primarily due to the current interest rate environment and the applicable debt-service coverage ratio.

We have issued and outstanding Series 2019 Preferred Stock, Series 2023 Preferred Stock and Series 2023-A Preferred Stock, each of which is similar in nature and is classified as liabilities on our consolidated balance sheet due to the mandatory redemption of these instruments on a fixed date for a fixed amount. Each series must be redeemed for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on the redemption date. The Series 2019 Preferred Stock redemption date is December 31, 2024, subject to an additional one-year extension at our option. The Series 2023 Preferred Stock redemption date is June 30, 2027, subject to two one-year extensions at our option. The Series 2023-A Preferred Stock redemption date is December 31, 2027. As of December 31, 2023, we had 12.4 million shares outstanding for our Series 2019 Preferred Stock, 8.4 million shares outstanding for our Series 2023 Preferred Stock, and 0.3 million shares outstanding for our Series 2023-A Preferred Stock.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to pay offering costs in connection with our follow-on public offering and the Private Offerings, as well as make certain payments to our advisor pursuant to the terms of our advisory management agreement.

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

Material Cash Requirements

Our expected material cash requirements for the 12 months ended December 31, 2024 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other required expenditures; and (iii) capital expenditures.

Contractually Obligated Expenditures

The following table summarizes our debt payments (excluding extension options), redeemable preferred stock (excluding extension options, deferred financing costs and offering costs), preferred interest liability, interest payment obligations (excluding debt premiums and discounts, unused fees and deferred financing costs), remaining commitments on our preferred equity investments, remaining funding commitments on our mezzanine loans, obligations under non-cancelable operating leases (excluding renewal options), and obligations under our advisory agreement (excluding renewal options) as of December 31, 2023 ($ in thousands):

	Twelve Months Ended December 31, 2024	Thereafter
Debt repayments (1)	$132,550	$1,074,196
Preferred stock redemptions (2)	124,266	86,417
Preferred interest liability (3)	15,300	—
Interest payments (4)	71,237	235,143
Preferred equity investments	1,314	—
Mezzanine loans	21,418	—
Operating leases	133	—
Asset management fee (5)	4,312	—
	$370,530	$1,395,756

(1) Includes mortgages notes, unsecured promissory notes, revolving credit facilities, and construction loans. Of the amounts maturing in 2024, $21.6 million relates to our 2019 6% Unsecured Promissory Notes, which can be extended to December 31, 2025. An additional $41.9 million relates to the construction loan for Cottonwood Broadway, which can be extended to May 15, 2025, subject to the satisfaction of certain conditions, and $48.3 million relates to the construction loan for 805 Riverfront, which can be extended for two one-year periods to May 30, 2026, subject to the satisfaction of certain conditions.

(2) Our Series 2019 Preferred Stock has a current redemption date of December 31, 2024 and can be extended to December 31, 2025. Our Series 2023 Preferred Stock has a current redemption date of June 30, 2027 and can be extended to June 30, 2029. Our Series 2023-A Preferred Stock has a redemption date of December 31, 2027.

(3) A third party has a mandatorily redeemable preferred equity investment in 805 Riverfront. The preferred equity investment has an initial maturity date of May 31, 2024 with two one-year extensions at our option. Refer to Note 3 of the consolidated financial statements in this Annual Report on Form 10-K for additional information.

(4) Interest payments include interest on our mortgage notes and revolving credit facility, construction loans, preferred stock dividends (for mandatorily redeemable preferred stock), preferred interest liability, and unsecured promissory notes. Scheduled interest payments included in these amounts for variable rate loans are presented using rates (including the impact of interest rate swaps) as of December 31, 2023.

(5) Estimate based on the value of the portfolio as of December 31, 2023 with fees through May 7, 2024, the advisory agreement renewal date. In addition, as long as the advisory agreement is in effect, we are obligated to pay an affiliate of the advisor a Performance Participation Allocation should certain return hurdles be met. Refer to Note 10 of the consolidated financial statements in this Annual Report on Form 10-K. For the year ended December 31, 2023, the asset management fee was $17.3 million and the performance participation allocation was zero.

Other Required Expenditures

We incur certain other required expenditures in the ordinary course of business, such as utilities, insurance, real estate taxes, third-party management fees, certain capital expenditures related to the maintenance of our properties, and corporate level expenses. Additionally, we carry comprehensive insurance to protect our properties against various losses. The amount of insurance expense that we incur depends on the assessed value of our properties, prevailing market rates, and changes in risk. Furthermore, we incur real estate taxes in the various jurisdictions in which we operate. The amount of real estate taxes that we incur depends on changes in the assessed value of our properties and changes in tax rates assessed by certain jurisdictions.

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

The following table shows distributions paid and cash flow provided by (used in) operating activities during the years ended December 31, 2023 and 2022 ($ in thousands):

	December 31,
	2023	2022
Distributions paid in cash - convertible preferred stockholders	$4	$—
Distributions paid in cash - common stockholders	21,871	17,813	(3)
Distributions paid in cash to noncontrolling interests - limited partners	23,233	22,198
Distributions of DRP (reinvested)	2,353	2,219
Total distributions (1)	$47,461	$42,230

Source of distributions (2)
Paid from cash flows provided by operations	$4,693	$23,031	(3)
Paid from additional borrowings	40,415	7,899	(3)
Paid from offering proceeds	—	9,081	(3)
Offering proceeds from issuance of common stock pursuant to the DRP	2,353	2,219
Total sources	$47,461	$42,230

Net cash (used in) provided by operating activities (2)	$(22,569)	$1,731	(3)

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

(3) The cash flows provided by operations used to fund distributions for 2022 have been revised to adjust for the immaterial adjustments to the statement of cash flows for all quarterly periods. Due to the immaterial nature of the adjustments, we have not separately provided adjusted quarterly information. The immaterial adjustments for the year ended December 31, 2022 are described in Note 2 of the consolidated financial statements in this Annual Report on Form 10-K.

For the year ended December 31, 2023, we declared and paid an insignificant amount of distributions on our Convertible Preferred Stock as the first shares of Convertible Preferred Stock were issued in November 2023. For the year ended December 31, 2023, distributions declared to common stockholders and limited partners were $24.1 million and $23.3 million, respectively. For the year ended December 31, 2023, we paid cash distributions to common stockholders of $21.9 million and limited partners of $23.2 million. For the year ended December 31, 2023, our net loss was $44.9 million. Cash flows used in operating activities for the year ended December 31, 2023 was $22.6 million.

Capital Expenditures

We deployed $50.4 million during the year ended December 31, 2023 for capital expenditures, funded by debt, proceeds from our offerings and sale of assets, joint venture partners, and property operations and have $39.5 million of capital expenditures budgeted for 2024. The consolidated properties in which we deployed the most capital during the year ended December 31, 2023, which were all under development in 2023 or recently completed and in lease-up, are listed separately and the capital expenditures made on all other consolidated properties are aggregated in “All other properties” below ($ in thousands):

	2023		2024
Property Name	Total Capital Deployed	CCI/CROP Funded	Capital Budgeted	CCI/CROP Funded
Cottonwood Broadway	$3,375	$3,375	$550	$550
Cottonwood Highland	18,914	—	680	670
805 Riverfront	6,142	2,129	200	200
The Westerly	12,653	10,205	30,850	27,285
All other properties	9,317	9,144	7,220	7,035
	$50,401	$24,853	$39,500	$35,740

Cash Flows

The net change in our cash and cash equivalents and restricted cash is summarized as follows ($ in thousands):

	For the Year Ended December 31,
	2023	2022
Net cash (used in) provided by operating activities	$(22,569)	$1,731
Net cash provided by (used in) investing activities	41,621	(163,483)
Net cash (used in) provided by financing activities	(23,763)	211,886
Net (decrease) increase in cash and cash equivalents and restricted cash	$(4,711)	$50,134

Net cash flows from operating activities during the year ended December 31, 2023 decreased $24.3 million compared to the same period in 2022 primarily due an increase in interest expense from the rising interest rate environment combined with additional debt and associated costs, increased property operations expense driven by the rising costs of inflation, the impact of the one-time incentive allocation promote of $30.7 million that was realized in the prior year, and reduced net cash flows from the deconsolidation of Cottonwood Lighthouse Point in 2023. These items were offset by $31.4 million less performance participation allocation paid in 2023 compared to 2022, increased net cash flows from the 2022 acquisitions of Cottonwood Clermont and Cottonwood Ridgeview, the consolidation of Melrose Phase II and increased net cash flows from developments in the lease up process.

Cash flows provided by investing activities were $41.6 million during the year ended December 31, 2023. This is due $113.1 million from the sale of Cottonwood One Upland, cash from the sale of interests in Cottonwood Lighthouse Point and the consolidation of 805 Riverfront as well as $18.1 million of capital returned from investments in unconsolidated entities upon refinance. This was offset by $50.4 million in cash used for development projects and capital improvements, $40.9 million funded in preferred equity investments, and $8.8 million funded in mezzanine loans. Cash flows used in investing activities were $163.5 million during the year ended December 31, 2022. This is due to $91.0 million in cash used for development projects and capital improvements, $142.6 million in net cash for the acquisitions of Cottonwood Clermont, Cottonwood Lighthouse Point and Cottonwood Ridgeview, and $9.0 million funded in preferred equity investments. These uses were partially offset by $38.8 million in capital returned from investments in unconsolidated entities upon refinance, $28.8 million from the sale of 3800 Main and tenant in common (“TIC”) interests in Alpha Mill, and $13.0 million received from the repayment of the Integra Peaks mezzanine loan.

Cash flows from financing activities decreased $235.6 million compared to the same period in 2022. This is primarily due to a decrease of $226.5 million in borrowings on our revolving credit facility and mortgage notes, a decrease of $135.1 million in net cash from the issuance of common stock, a $72.8 million increase in redemptions of common stock and a $5.1 million increase in distributions to common stockholders and limited partners. This was offset by a $8.2 million increase in net proceeds on construction loans, a $62.5 million increase in the issuance of preferred stock, and a $140.2 million decrease in preferred stock redemptions.

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

Subsequent Events

The following events occurred subsequent to December 31, 2023:

Series A Convertible Preferred Stock

On February 7, 2024, we filed Articles of Amendment to provide that the holders of our Series A Convertible preferred stock may convert their shares into our Class I common stock beginning after a two-year hold period, which is earlier than the five-year time period prior to the amendment.

Cottonwood Lighthouse Point Tenant In Common Acquisition

On March 28, 2024, we acquired all of the outstanding tenant-in-common interests in Cottonwood Lighthouse Point from an unaffiliated third party in exchange for 259,246 OP Units, increasing our ownership from 86.8% to 100%.

805 Riverfront
As discussed in Note 3 of the consolidated financial statements in this Annual Report on Form 10-K, on September 8, 2023, the sponsor of the Riverfront Project was removed as the manager and developer due to events of default, whereupon we became the manager and replacement developer with control of the project and consolidated the project. On January 24, 2024, we acquired the Sponsor’s interest in the entity controlling the Riverfront Project for zero dollars.

Sale of Cottonwood West Palm

On February 29, 2024, we sold Cottonwood West Palm for net proceeds of $34.0 million.

Status of the Series 2023 Private Offering
Through March 25, 2024, we sold 674,165 shares of Series 2023 Preferred Stock for aggregate gross offering proceeds of $6.7 million. In connection with the sale of these shares in the Series 2023 Private Offering, the Company paid aggregate selling commissions of $0.4 million and placement fees of $0.2 million. As of March 25, 2024, there were 9,030,889 shares of our Series 2023 Preferred Stock outstanding.

Status of the Series 2023-A Private Offering

Through March 25, 2024, we sold 10,000 shares of Series 2023-A Preferred Stock for aggregate gross offering proceeds of $100,000. In connection with the sale of these shares in the Series 2023-A Private Offering, the Company paid aggregate wholesaler fees of $2,000 and placement fees of $750. As of March 25, 2024, there were 295,000 shares of our Series 2023-A Preferred Stock outstanding.

Status of the Series A Convertible Private Offering

Through March 25, 2024, we sold 1,258,832 shares of Series A Convertible Preferred Stock for aggregate gross offering proceeds of $12.6 million. In connection with the sale of these shares in the Series A Convertible Private Offering, the Company paid aggregate selling commissions of $0.7 million and placement fees of $0.4 million. As of March 25, 2024, there were 1,474,108 shares of our Series A Convertible Preferred Stock outstanding.

Status of the Follow-on Offering

Through March 25, 2024, we sold the following through our follow-on public offering ($ in thousands):

	Class
	T	D	I	A	Total
Shares issued through Primary Offering	141,143	2,497	293,748	—	437,388
Shares issued through DRP Offering	14,575	250	10,605	27,757	53,187
Gross Proceeds	$2,023	$35	$3,923	$—	$5,981

Distributions Declared - Common Stock

The following monthly distributions have record dates after December 31, 2023:

Stockholder Record Date	Monthly Rate	Annually
January 31, 2024	$0.06083333	$0.73
February 29, 2024	$0.06083333	$0.73
March 31, 2024	$0.06083333	$0.73

Grant of LTIP Unit Awards

On January 9, 2024, we issued LTIP Units from the Operating Partnership to our executive officers and certain employees as approved by our compensation committee. The compensation committee approved awards of time-based LTIP Units in an aggregate amount of $1,609,125. Each award will vest approximately one-quarter of the awarded amount on January 1, 2025, 2026, 2027 and 2028.

The compensation committee also approved awards of performance-based LTIP Units to our executive officers and certain of our employees in an aggregate target amount of $2,988,375. The actual amount of each performance-based LTIP Unit award will be determined at the conclusion of a three-year performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with the advisor or its affiliates. The number of units granted were valued by reference to our November 30, 2023 NAV per share as announced on December 15, 2023 of $14.4754.

Equity Incentive Plan

On January 9, 2024, we issued an aggregate grant of 34,399 restricted stock units with a four-year vesting schedule. Of this amount, 16,254 were issued pursuant to the Cottonwood Communities, Inc. 2022 Equity Incentive Plan.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting described below.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023, was not effective because of the unremediated material weakness described below.

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

Management is in the process of remediating the material weakness and believes that the consolidated financial statements, and related notes thereto included in this Annual Report on Form 10-K fairly present, in all material aspects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Remediation

We commenced measures to remediate the identified material weakness as described in Item 9A. “Controls and Procedures” of our Form 10-K/A as filed with the SEC on October 13, 2023. These changes were implemented during our review of the third quarter 2023 financial statements.

Until the material weakness is remediated, we will continue to perform these procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. The material weakness will not be considered remediated until the control is operating for a sufficient period of time and management has concluded, through testing, that this control is effective.

Changes in Internal Controls over Financial Reporting

Other than the changes in internal control over financial reporting described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are set forth below:

Name*	Age**	Positions
Daniel Shaeffer	53	Chief Executive Officer and Director
Chad Christensen	51	Executive Chairman of the Board of Directors and Director
Gregg Christensen	55	Chief Legal Officer and Secretary; Advisory Board Member
Glenn Rand	63	Chief Operating Officer; Advisory Board Member
Susan Hallenberg	56	Chief Accounting Officer and Treasurer; Advisory Board Member
Enzio Cassinis	46	President
Adam Larson	42	Chief Financial Officer
Stan Hanks	56	Chief Development Officer
Eric Marlin	48	Executive Vice President, Capital Markets
Paul Fredenberg	47	Chief Investment Officer
Jonathan Gardner	47	Independent Director
John Lunt	51	Independent Director
Philip White	50	Independent Director

* The address of each executive officer and director listed is 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106.
** As of December 31, 2023.

Daniel Shaeffer has served as our Chief Executive Officer since May 2021 and as an affiliated director since July 2016. As of May 2021, Mr. Shaeffer is also Chief Executive Officer of CCA. Mr. Shaeffer served as the Chief Executive Officer and a director of CRII and its predecessor entities from 2004 through the closing of our merger with CRII in May 2021. Mr. Shaeffer also served as our Chairman of the Board of directors from October 2018 through May 2021 and was formerly our Chief Executive Officer from December 2016 through September 2018. He was a director of Cottonwood Multifamily REIT I, Inc. (“CMRI”) and Cottonwood Multifamily REIT II, Inc. (“CMRII”) prior to the completion of their respective mergers in July 2021. He was a director and Chief Executive Officer of Cottonwood Multifamily Opportunity Fund, Inc. (“CMOF”) prior to the completion of the merger in September 2022. Mr. Shaeffer’s primary responsibilities include overseeing acquisitions, capital markets and strategic planning for us and our affiliates.

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

Chad Christensen has served as the Executive Chairman of our board of directors since May 2021 and as an affiliated director since July 2016. As of May 2021, Mr. Christensen also serves as Executive Chairman of CCA. Mr. Christensen served as President and a director of CRII and its predecessor entities from 2004 through the closing of the CRII Merger. Mr. Christensen was formerly our President and Chairman of the Board from December 2016 through September 2018. He was a director of CMRI and CMRII prior to the completion of the CMRI Merger and the CMRII Merger. He served as President, Chairman of the Board, and a director of CMOF prior to the completion of the CMOF Merger. Mr. Christensen oversees financial and general operations for us and our affiliates. He is also actively involved in acquisitions, marketing and capital raising activities for us and our affiliates.

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

Prior to joining the Cottonwood organization, Mr. Christensen was a principal, managing director and general counsel of Cherokee & Walker, an investment company focused on real estate investments and private equity investments in real estate-related companies. Previously, Mr. Christensen practiced law with Nelson & Senior in Salt Lake City. His areas of practice included real estate and corporate law. He is a member of the Utah State Bar, as well as the Bar of the United States District Court for the District of Utah. Mr. Christensen has been involved in real estate development, management, acquisition, disposition and financing since 1996.

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

Stan Hanks has served as our Chief Development Officer since December 2021. Prior to that he was one of our Executive Vice Presidents. Mr. Hanks has also served as Executive Vice President of CROP since September 2012 and of CCA since May 2021. Mr. Hanks has over 20 years of multi-family experience. He is responsible for development project oversight and strategic initiatives. Prior to joining CROP, Mr. Hanks was a Senior Vice President and Principal at RealSource, a boutique multi-family real estate firm in Salt Lake City where he was involved with acquisitions, financing, asset management and capital raising. Prior to RealSource, Mr. Hanks was Vice President of Finance/Corporate Controller for TenFold Corporation, a software company in Utah that completed its IPO in 1999. Prior to TenFold, Mr. Hanks spent four years as an auditor at Coopers & Lybrand. Mr. Hanks earned a Bachelor of Accounting degree from the University of Utah in 1992.

Eric Marlin has served as our Executive Vice President of Capital Markets since May 2021. Mr. Marlin also has served as Executive Vice President of Capital Markets of CROP since February 2007 and of CCA since May 2021. His responsibilities include interfacing with broker-dealers and all retail-focused capital raising activities for Cottonwood affiliates. Previously, Mr. Marlin was Vice President of the Western Region for CORE Realty Holdings, LLC, a sponsor of tenant-in-common transactions. Prior to joining CORE, Mr. Marlin worked for Courtlandt Financial Group, a firm that specializes in Code Section 1031 exchanges. Prior to joining Courtlandt Financial Group, Mr. Marlin worked as a financial consultant with Merrill Lynch Private Client Group in Beverly Hills, California, where he focused primarily on financial planning and estate planning. Mr. Marlin holds a Bachelor of Arts in History of Public Policy from the University of California at Santa Barbara. He is a licensed securities representative with Series 7 and Series 66 licenses. Mr. Marlin also acts as a wholesaler internal to our sponsor and its affiliates in connection with our offerings.

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

Jonathan Gardner is one of our independent directors, a position he has held since May 2021. Mr. Gardner is the CEO and founder of Asilia Investments, LLC, a Salt Lake City-based real estate development and alternative investment firm. Mr. Gardner has developed or invested in nearly $3.0 billion of real estate, with a significant interest in providing long-term solutions for national tenants in the industrial office markets. Asilia Investments has grown their platform to include private equity and private credit investment opportunities. Mr. Gardner co-founded and operated from 2014 - 2022 Gardner Batt, LLC, a real estate focused commercial development firm. Previous to Gardner Batt, Mr. Gardner was with a family run real estate development office and, prior to that, spent four years as an investment banker handling corporate leveraged finance at CIBC World Markets’ Private Finance Group. Mr. Gardner graduated magna cum laude from the University of Utah’s David Eccles School of Business with an emphasis in Finance.

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

John Lunt is one of our independent directors, a position he has held since June 2018. In January 2003, Mr. Lunt founded Lunt Capital Management, Inc., a registered investment advisor, and since January 2003, he has served as its President. The firm builds and manages investment strategies used by financial advisors around the United States and provides research and advice for investments across asset classes. Mr. Lunt co-created the methodology for four index strategies calculated by S&P Dow Jones Indices. From 2001 to June 2014, he served on the board of the Utah Retirement Systems, a multibillion-dollar pension fund, and from 2004 to 2007, he served as board President. From February 2013 to February 2022, Mr. Lunt served on the investment advisory committee for the $20 billion Utah Educational Savings Plan (My529) and from August 2017 to February 2022, he served as Chairman of the committee. From September 2014 to June 2023, he served as a member of the Board of Trustees for the $2 billion Utah School & Institutional Trust Funds Office. Since June of 2022, he has served as a trustee for the Utah Educational Savings Board and currently serves as the chair of the Audit Committee.

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

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors including but not limited to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Conduct and Ethics is available on our website at cottonwoodcommunities.com/corporate-governance/. Any amendment to, or a waiver from, a provision of the Code of Conduct and Ethics that would require disclosure under Item 5.05 of Form 8-K will be posted on our website at cottonwoodcommunities.com/corporate-governance/.

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

Item 11. Executive Compensation

Overview

This section discusses the components of the compensation we provide to our “named executive officers” who are listed in the “Summary Compensation Table” below. In 2023, our named executive officers were Daniel Shaeffer, our Chief Executive Officer, Chad Christensen, our Executive Chairman and Gregg Christensen, our Chief Legal Officer and Secretary.

We employ certain of our executive officers, including one of our named executive officers, Mr. G. Christensen. Mr. Shaeffer and Mr. C. Christensen, along with certain other of our executive officers, are employed by our advisor, CC Advisors III, and its affiliates. Except for grants of LTIP Units (units in the Operating Partnership subject to time-based vesting) and Special LTIP Units (units in the Operating Partnership subject to performance-based vesting, and for purposes of our executive compensation discussion, referred to as required by context, collectively as the “LTIP Units”) that we make to all of our executive officers, Mr. Shaeffer and Mr. C. Christensen, and those executive officers employed by our advisor and its affiliates are compensated by our advisor and its affiliates (and not us), in part, for their service to us and our subsidiaries. See Item 13 below for a discussion of the fees paid to CC Advisors III and its affiliates. All of our named executive officers are officers of, and hold an indirect ownership interest in, CC Advisors III and/or its affiliates.

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. As such, we are permitted to take advantage of certain reduced reporting requirements that are otherwise applicable generally to public companies.

Compensation of Executive Officers

Executive Compensation Process

Our compensation committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation that we pay to our named executive officers. This includes equity incentive compensation grants we make to all of our named executive officers as well as additional compensation we pay to named executive officers employed by us. The compensation committee operates under a written charter adopted by the board of directors, a copy of which is available under the “Corporate Governance” section of our website at www.cottonwoodcommunities.com.

In making compensation decisions for 2023, the compensation committee evaluated the performance of our Chief Executive Officer and Executive Chairman, and then together with our Chief Executive Officer and Executive Chairman, assessed the individual performance of the other named executive officers. In addition, the compensation committee confirmed that the market-based compensation data previously provided to the committee, as discussed below, remained appropriate. While the compensation committee considers recommendations from our Chief Executive Officer, Executive Chairman, and any compensation consultant engaged, along with data provided by its other advisors, it retains full discretion to set all compensation to our named executive officers that we pay directly.

Engagement of Compensation Consultant

The compensation committee is authorized to retain the services of one or more executive compensation consultants, in its discretion, to assist with the establishment and review of our compensation programs and related policies. The compensation committee has sole authority to hire, terminate and set the terms of any engagement of any compensation consultant.

The compensation committee expects to review market-based compensation data provided by an executive compensation consultant on a two-year cycle unless our operating environment changes significantly and a more recent study is determined to be recommended. The most recent compensation report was provided by Ferguson Partners Consulting L.P., a nationally recognized compensation consulting firm specializing in the real estate industry (“FPC”), in connection with the committee’s review of compensation for 2022.

FPC provided market-based compensation data to assist the committee in the implementation of a comprehensive executive compensation program for those executive officers that we employ and an equity incentive compensation program for all of our executive officers that complements the compensation provided to our executive officers by our advisor and its affiliates. In connection with these efforts, FPC prepared for the compensation committee reports that included compensation analyses for each executive position, including those executive positions that are held by employees of our advisor and its affiliates, an analysis of a recommended peer group for us and a description of the methodology used to provide the compensation analyses. FPC researched competitive market practices, reviewed the proxy statements of its recommended peer group and checked its own proprietary information data bases. The compensation committee reviewed the information provided to the company in 2022, having confirmed with FPC that a similar compensation package would be appropriate for 2023, and approved the 2023 executive compensation program without changes from the 2022 program.

Components of Executive Compensation

The key elements of our executive compensation program for our executive officer employees include annual cash compensation, short-term incentive plan compensation as well as equity incentive compensation in the form of LTIP Units. Each element is discussed in detail below.

Base Salary

Compensation for each executive officer we employ was established by our compensation committee. We believe that our executive officers’ base salary levels are commensurate with their positions and are expected to provide a steady source of income sufficient to permit these officers to focus their time and attention on their work duties and responsibilities. Base salaries of our named executive officers employed by us periodically will be reviewed by the compensation committee. For 2024, the compensation committee did not elect to change the annual base salary from year end 2023 levels for Mr. G. Christensen ($400,000). Mr. Shaeffer and Mr. C. Christensen do not receive an annual base salary from us and are compensated by CC Advisors III and its affiliates.

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

The short-term incentive plan allows our executive officers to earn a cash bonus based on various predefined and pre-weighted company and strategic performance goals established by the compensation committee (at least 50% of which are objective, calculable company performance measurements). Strategic performance goals are assessed subjectively.

The annual cash incentive bonus is the product of the named executive officer’s target bonus (which is a percentage of his base salary) and a formula number that is based on the achievement of predetermined targets. Depending on the achievement of the predetermined targets, the actual annual cash incentive bonus may be less than, but not greater than the target bonus. For 2023, the compensation committee set Mr. G. Christensen’s target bonus at 90% of his base salary.

The annual cash incentive bonus formula number for 2023 consisted of the following components: (i) 25% capital formation, (ii) 25% capital deployment efficiency, (iii) 25% portfolio characteristics and objectives, (iv) 15% same store net operating income (NOI) growth relative to the same store NOI growth of a preselected peer group, and (v) 10% total shareholder return (IRR). With respect to the specific formula components for 2023, the named executive officers received 62.96% of their target bonus based on the achievement of the predetermined targets. Based on our actual performance in 2023, the compensation committee approved an annual cash incentive bonus for Mr. G. Christensen in an amount of $226,671. Mr. Shaeffer and Mr. C. Christensen do not receive a cash incentive bonus from us and are compensated by CC Advisors III and its affiliates.

Equity Incentive Compensation

Our compensation committee acknowledges that the real estate industry is highly competitive and that experienced professionals have significant career mobility. Our compensation committee determined that through the annual grant of LTIP Units under our partnership agreement, with vesting based on continued employment or the achievement of performance goals, each over multi-year periods, we will attract, motivate and retain highly skilled executive officers who are committed to our core values of prudent risk-taking and integrity. Each year our compensation committee determines, in its sole discretion, the aggregate amount, type and terms of any equity grants to our named executive officers. For 2023, the compensation committee determined that annual equity awards should consist of approximately 35% in LTIP Units (subject to multi-year vesting) and 65% in Special LTIP Units (with a multi-year performance measuring period) for all named executive officers.

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

In January 2023, the compensation committee approved equity awards for fiscal year 2023 in dollar values, with the number of units granted calculated by dividing the dollar value of the approved awards by the most recently determined NAV of CROP Common Units. In determining the size of the long-term equity incentives awarded to the named executive officers for 2023 service, the compensation committee considered, among other things, the role and responsibilities of the individual, competitive factors and individual performance history. These awards were intended to enable our executive officers to establish a meaningful equity stake in us that would vest over a period of years based on continued service.

Our compensation committee currently expects to continue to grant LTIP Units awards to our named executive officers annually on the same terms and conditions; however, the committee’s decision whether to approve any such awards in the future will depend on our performance, market trends and practices and other considerations.

Time-Based LTIP Units

The following table sets forth the number and value of the time-based LTIP Units granted to our named executive officers in January 2023 for 2023 compensation. The time-based LTIP Units were issued on January 6, 2023 based on the grant date fair value determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC Topic 718”). The time-based LTIP Units vest annually in equal installments over a four-year period with the first 25% vesting on January 1, 2024, subject to continued service. Time based LTIP Units (whether vested or unvested) receive the same distribution per unit as the CROP Common Units.

Executive Officer	Date of Grant	Number of Time-Based LTIP Units	Value of Time-Based LTIP Units
Daniel Shaeffer	January 6, 2023	19,976	$399,404
Chad Christensen	January 6, 2023	19,976	$399,404
Gregg Christensen	January 6, 2023	6,739	$134,750

In January 2024, the compensation committee approved the grant of an aggregate of 103,788 LTIP Units to the named executive officers for 2024 compensation. The grants were made on January 9, 2024. These LTIP Unit awards vest annually in equal installments over a four-year period beginning on January 1, 2025, subject to continued service. The 2024 grants of LTIP Units will be reflected in the “Summary Compensation Table” and “2024 Grants of Plan-Based Awards” table in Part III of our Annual Report on Form 10-K for the year ended December 31, 2024.

Special LTIP Units

The following table sets forth the number and value of the Special LTIP Units (performance-based LTIP Units) granted to our named executive officers in January 2023. The Special LTIP Units were issued on January 6, 2023 based on the grant date fair value determined in accordance with ASC Topic 718. The actual amount of each award will be determined at the conclusion of the three-year performance period on December 31, 2025, and will depend on our internal rate of return (as defined in the award agreements).

Executive Officer	Date of Grant	Number of Special LTIP Units	Value of Special LTIP Units
Daniel Shaeffer	January 6, 2023	37,098	$741,750
Chad Christensen	January 6, 2023	37,098	$741,750
Gregg Christensen	January 6, 2023	12,515	$250,250

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

In January 2024, the compensation committee approved the grant of an aggregate target of 192,749 Special LTIP Units to the named executive officers for 2024 compensation. The 2024 grants of Special LTIP Units will be reflected in the “Summary Compensation Table” and “2024 Grants of Plan-Based Awards” table in Part III of our Annual Report on Form 10-K for the year ended December 31, 2024.

Executive Officer Compensation Tables

Summary Compensation Table

The following table sets forth the information required by Item 402 of Regulation S-K promulgated by the SEC. The table sets forth the base salary and other compensation that was paid to or earned by the named executive officers in 2023. With respect to equity incentive awards, the dollar amounts indicated in the table under “Stock Awards” are the aggregate grant date fair value of awards computed in accordance with ASC Topic 718.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Daniel Shaeffer Chief Executive Officer	2023 2022	(2) (2)	1,141,153 1,141,153	(2) (2)	1,141,153 1,141,153
Chad Christensen Executive Chairman	2023 2022	(2) (2)	1,141,153 1,141,153	(2) (2)	1,141,153 1,141,153
Gregg Christensen Chief Legal Officer and Secretary	2023 2022	400,000 400,000	385,000 385,000	226,671 267,372	1,011,671 1,052,372
(1) For 2023, represents the total grant date fair value of LTIP Units and Special LTIP Units granted on January 6, 2023, determined in accordance with ASC Topic 718. Refer to Note 11 to our consolidated financial statements included herein, for a discussion of our accounting of LTIP Units and the assumptions used.

The grant date fair values for the following named executive officers relating to 2023 LTIP Unit awards granted on January 6, 2023, are as follows: Daniel Shaeffer—$399,404; Chad Christensen—$399,404; Gregg Christensen—$134,750. The LTIP Unit awards granted in 2023 vest over four years from the date of grant in equal installments on a quarterly basis, subject to continued service.

The grant date fair values for the named executive officers relating to 2023 Special LTIP Unit awards granted on January 6, 2023, are as follows: Daniel Shaeffer—$741,749; Chad Christensen—$741,749; Gregg Christensen—$250,250.

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

Outstanding Equity Awards at Fiscal Year-End 2023

The following tables set forth information with respect to outstanding equity awards granted by our compensation committee and held by the named executive officers as of December 31, 2023. In addition to equity awards granted by us, our named executive officers hold equity awards related to their employment by CRII prior to the merger with CRII which are not reflected in the table below. No option awards were outstanding for the named executive officers as of December 31, 2023. The aggregate dollar values indicated in the table below for equity incentive plan awards are the market or payout values and not the grant date fair values determined in accordance with ASC Topic 718 or the compensation expense recognized in our consolidated financial statements. In addition, the number of unearned Special LTIP Units in the equity incentive plan awards are the target amounts that may be earned under the 2022 and 2023 Special LTIP Unit awards. All of our named executive officers received their first grant of equity awards from us in 2022. Market values are based on the NAV of our common stock as of November 30, 2023 of $14.4754, which was our most recently determined NAV as of December 31, 2023.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Daniel Shaeffer	37,668	$545,259	80,907	$1,171,161
Chad Christensen	37,668	$545,259	80,907	$1,171,161
Gregg Christensen	12,708	$183,953	27,295	$395,106

(1) The number and value set forth assumes that the named executive officers earn the target amounts of Special LTIP Units.

The following table summarizes the time-based LTIP Unit awards for which a portion of the awards remain unvested as of December 31, 2023.The table also provides information about the applicable vesting period.

		Number of Time-Based LTIP Units
Grant Date	Grant Date Fair Value	Shaeffer	C. Christensen	G. Christensen	Vesting Period
January 7, 2022	$16.9316	23,589	23,589	7,959	Over four years with 25.0% vesting per year beginning on January 1, 2023.
January 6, 2023	$19.9945	19,975	19,975	6,739	Over four years with 25.0% vesting per year beginning on January 1, 2024.
		43,564	43,564	14,698

The following table summarizes the Special LTIP Unit awards (at target amounts) for which a portion of the awards remain unearned and unvested as of December 31, 2023, assuming the Special LTIP Unit awards are earned at the conclusion of the applicable measurement period. The table also provides information about the applicable vesting periods.

		Number of Performance-Based LTIP Units
Grant Date	Grant Date Fair Value	Shaeffer	C. Christensen	G. Christensen	Vesting Period
January 7, 2022	$16.9316	43,809	43,809	14,780	All earned Special LTIP Units vest on the first anniversary of the last day of the three-year performance period which ends December 31, 2024, subject to continued employment.
January 6, 2023	$19.9945	37,098	37,098	12,515	All earned Special LTIP Units vest on the first anniversary of the last day of the three-year performance period which ends December 31, 2025, subject to continued employment.
		80,907	80,907	27,295

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

2023 Director Compensation Table

The table below provides information regarding compensation paid to or earned by our directors during the year ended December 31, 2023 as required by Item 402(k) of Regulation S-K.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Total
Daniel Shaeffer (3)	$—	$—	$—
Chad Christensen (3)	$—	$—	$—
Jonathan Gardner	$60,000	$85,000	$145,000
John Lunt	$65,000	$85,000	$150,000
Philip White	$60,000	$85,000	$145,000

(1) As of December 31, 2023, each of Merssrs. Gardner and White held 6,538 unvested LTIP units and Mr. Lunt held 4,251 unvested LTIP units.
(2) Represents 4,251 LTIP Units granted to each of Messrs. Gardner, Lunt, and White on January 6, 2023, for compensation for the year ended December 31, 2023. The dollar value is computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC Topic 718”). Refer to Note 11 to our consolidated financial statements included herein, for a discussion of our accounting of LTIP units and the assumptions used. The grant date fair value of each award granted on January 6, 2023 was $19.9945.

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

For 2023 we paid a cash retainer of $50,000 to each independent director for their service as a director, as well as an equity grant of time-based LTIP Units in the Operating Partnership with a value of approximately $85,000 at the time of grant. The equity has a one-year vesting schedule. The independent board members serving as chairperson of each of the audit, compensation and conflicts committees will receive an additional annual cash retainer of $15,000, $10,000 and $10,000, respectively. For 2024 compensation, our compensation committee has approved compensation to each of our independent directors as follows: a cash retainer of $60,000, an equity grant with a value of approximately $95,000 at the time of grant, and an additional annual cash retainer for service as chairperson of each of the audit, compensation and conflicts committee of $20,000, $15,000 and $15,000, respectively.

We also reimburse our directors for their travel expenses incurred in connection with their attendance at board and committee meetings.

Compensation Committee Interlocks and Insider Participation

During 2023, the Compensation Committee was composed of Messrs. Gardner, Lunt and White, none of whom were officers or employees of the Company during the fiscal year ended December 31, 2023, and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

On March 22, 2022, our board of directors adopted the 2022 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the granting of stock-based awards of our Class I shares of common stock, including restricted stock (consisting of restricted stock bonuses or restricted stock purchase rights), restricted stock unit awards and other stock-based awards to our employees, our directors, employees of our advisor or its affiliates, other advisors and consultants of ours and of our advisor selected by the plan administrator for participation in the Equity Incentive Plan. We have made and intend to continue to make awards outside of the Equity Incentive Plan when individuals are ineligible to participate in the Equity Incentive Plan. Awards issued outside of the Equity Incentive Plan will be on similar terms and conditions as those granted pursuant to the Equity Incentive Plan. Although the Equity Incentive Plan permits us to grant awards to our executive officers and directors, we do not intend to issue awards to our executive officers or directors pursuant to the Equity Incentive Plan. Instead, our executive officers and directors will receive equity grants of LTIP Units in the Operating Partnership. Information regarding LTIP Units is included above under “Item 11. Executive Compensation – Compensation of Executive Officers – Equity Incentive Compensation.”

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

As of December 31, 2023, we have granted LTIP Units to our officers and directors and restricted stock units to our non-executive employees and employees of our advisor. The following table summarizes information, as of December 31, 2023, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (3)	1,210,625	—	283,794
Total	1,210,625	—	283,794

(1) Includes 1,179,575 LTIP Units in CROP (315,558 of which are vested), 16,206 restricted stock units granted pursuant to the Equity Incentive Plan (1,958 of which are vested), and 14,843 restricted stock units granted outside of the Equity Incentive Plan (1,942 of which are vested). Upon satisfaction of certain conditions, LTIP Units are convertible into CROP Common Units, which may then be redeemed for cash, or at our option, an equal number of shares of Class I common stock, subject to certain restrictions. There is no exercise price associated with LTIP Units or the restricted stock units. Excluded from the table above are 1,613,740 LTIP Units (1,239,081 of which are vested) awarded by CRII as equity compensation prior to the CRII Merger. LTIP Units subject to performance vesting conditions assume the maximum level of performance.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 25, 2024, the amount of our common stock, CROP common units and CROP LTIP units beneficially owned by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors and named executive officers and (iv) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC includes securities that a person has the right to acquire within 60 days.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of all Shares (3)	Percent of all Shares and Common Units (4)
Daniel Shaeffer	4,557,930 (5)	14.48%	7.12%
Chad Christensen	4,606,225 (5)	14.64%	7.19%
Gregg Christensen	4,021,863 (5)	12.78%	6.28%
Jonathan Gardner	24,848 (6)	*	*
John Lunt	19,497 (6)	*	*
Philip White	35,447 (7)	*	*
All directors and executive officers as a group (13 persons)	6,933,360	22.03%	10.83%
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

(3) Based on 31,470,705 shares of our common stock outstanding as of March 25, 2024. In computing the percentage ownership of a person or group, we have assumed that the common units and LTIP units held by that person or persons in the group have been redeemed for shares of our common stock and that those shares are outstanding, but that no common units or LTIP units held by other persons are redeemed for shares of our common stock, notwithstanding that not all of the LTIP units have vested to date.

(4) Based on 64,044,752 shares of common stock and common units outstanding as of March 25, 2024 on a fully-diluted basis, comprised of 31,470,705 shares of common stock and 32,574,048 shares of common stock issuable upon exchange or conversion of outstanding common units and LTIP units, respectively.

(5) Includes 236,676, 284,971, and 163,421 common units held by each of Messrs. Shaeffer, C. Christensen, and G. Christensen, respectively, and 819,748, 819,748, and 356,937 LTIP units held by each of Messrs. Shaeffer, C. Christensen, and G. Christensen, respectively. Not all of the LTIP units have vested. Includes 3,481,505 common units held by HT Holdings, an entity owned and controlled by Messrs. Shaeffer, C. Christensen, G. Christensen and Mr. Eric Marlin. Also includes 20,000 shares of common stock held by CCA, which is beneficially owned by Messrs. Shaeffer, C. Christensen, G. Christensen and Marlin (through entities they own and control or directly). In addition, Messrs. Shaeffer, C. Christensen and G. Christensen comprise the board of managers of CCA and, as such, may be deemed to have had beneficial ownership of the shares held by CCA.

(6) Includes 24,848 and 19,497 LTIP units held by Messrs. Gardner and Lunt, respectively. Not all of the LTIP units have vested.
(7) Includes 10,600 shares of our common stock and 24,847 LTIP units held by Mr. White. Not all of the LTIP units have vested.

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

As of December 31, 2023, our portfolio consists of ownership interests or structured investment interests in 37 multifamily apartment communities in 12 states with 10,616 units, including 1,868 units in six multifamily apartment communities in which we have a structured investment interest and another 987 units in four multifamily apartment communities under construction or in lease-up. In addition, we have an ownership interest in four land sites planned for development. We believe our portfolio as of December 31, 2023 is consistent with the objectives outlined in our charter and this Annual Report.

We have reviewed the related party transactions as described below and in our opinion, the transactions are fair and reasonable to the Company and its stockholders. This report is limited to the policies being followed by the Company and the fairness of transactions with the advisor and its affiliates.

March 19, 2024	The Conflicts Committee of the Board of Directors:
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

Transactions with Related Persons

The conflicts committee has reviewed the transactions between our affiliates and us since the beginning of 2022 as well as any such currently proposed transactions and determined them to be fair and reasonable to the Company. The following describes all transactions during the two years ended December 31, 2023 and currently proposed transactions involving us, our directors and officers, our sponsor or advisor or any of their affiliates.

As further described below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. In May 2021, CCA became our sponsor when CRII undertook a series of transactions that resulted in CRII and CROP divesting their complete interest in CCA to an entity beneficially and majority owned and controlled by Messrs. Shaeffer, C. Christensen and G. Christensen. As of December 31, 2023, Messrs. Shaeffer, C. Christensen and G. Christensen beneficially owned approximately 73.5% of CCA. CCA wholly owns CC Advisors III. All of our executive officers are also executive officers of CCA and CC Advisors III. In addition, all of our executive officers own an interest in CCA.

Advisory Agreement

Our advisor manages our business subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Under the terms of the advisory agreement in effect from January 1, 2022 we paid the fees and expense reimbursements described below to our advisor from January 1, 2022 through December 31, 2023.

Organization and Offering Expenses. We reimburse our advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. After termination of our primary offering, our advisor will reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of the gross proceeds from any public offering. From January 1, 2022 through December 31, 2023, there were no organizational and offering costs incurred by our advisor on our behalf.

Contingent Acquisition Fee and Contingent Financing Fee. If the advisory agreement is terminated other than for cause (or non-renewal or termination by our advisor), the contingent acquisition fees and contingent financing fees provided for in our prior advisory agreement will be due and payable in an amount equal to approximately $17.6 million ($22.0 million if the termination occurred in year one reduced by 10% each year thereafter).

Acquisition Expense Reimbursement. Subject to limitations in our charter, our advisor will be reimbursed for all out-of-pocket expenses incurred in connection with the selection and acquisition of real estate assets, whether or not the acquisition is consummated. There were no acquisition expenses reimbursed to our advisor during the years ended December 31, 2022 and December 31, 2023, as we have incurred and paid such expenses directly.

Management Fee. Our advisor receives a monthly management fee equal to 0.0625% of the gross asset value or GAV of CROP (subject to a cap as described herein), before giving effect to any accruals (related to the month for which the management fee is being calculated) for the management fee, distribution fees in connection with a securities offering, the Performance Allocation (as defined in the CROP Partnership Agreement and discussed below under “Operating Partnership Agreement”) or any distributions. The GAV and NAV of CROP are determined in accordance with the valuation guidelines adopted by our board of directors and reflective of the ownership interest held by CROP in such gross assets. If we own assets other than through CROP, we will pay a corresponding fee to our advisor. Through September 19, 2023, the cap on the management fee was equal to 0.125% of net asset value of CROP. Effective September 19, 2023, the cap was amended to be based on “adjusted net asset value”, which is defined to include the value attributable to preferred stock that is convertible into common equity in the calculation of net asset value of CROP. For the years ended December 31, 2022 and 2023, we incurred management fees of $17.8 million and $17.3 million, respectively.

Other Fees and Reimbursable Expenses. Subject to the limitations on total operating expenses described below, our advisor is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that our advisor is responsible for the expenses related to any and all of our advisor’s personnel who provide investment advisory services pursuant to the advisory agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of our advisor or any of its affiliates), including, without limitation, salaries, bonuses and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel; provided that we will be responsible for the personnel costs of our employees even if they are also directors or officers of our advisor or any of its affiliates except as provided for in the Reimbursement and Cost Sharing Agreement described below. We had no reimbursable company operating expenses to our advisor or its affiliates under the advisory agreement for the years ended December 31, 2022 or December 31, 2023.

Our advisor is required to reimburse us the amount by which our aggregate total operating expenses for the four consecutive fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless our conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital to the extent paid by us such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock, (ii) interest payments, (iii) taxes, (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) reasonable incentive fees based on the gain from the sale of our assets and (vi) acquisition fees, acquisition expenses (including expenses relating to potential investments that we do not close), disposition fees on the resale of property and other expenses connected with the acquisition, disposition and ownership of real estate interests, loans or other property (other than disposition fees on the sale of assets other than real property), including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property. Our conflicts committee determined that the relationship of our total operating expenses and our net assets was justified for each of the four consecutive fiscal quarters ending March 31, June 30, September 30 and December 31, 2022 and approved total operating expenses in excess of the operating expense reimbursement obligation in each of these periods. For all periods in 2023, our total operating expenses did not exceed the operating expense limit. For the fiscal year ended December 31, 2023, our total operating expenses were 1.45% and (96.7)% of each of our average invested assets and our net income, respectively.

Operating Partnership Agreement

Performance Allocation. In addition to the compensation payable and expenses reimbursed to our advisor pursuant to the advisory agreement, an affiliate of our advisor, as the “Special Limited Partner” is entitled to receive a 12.5% promotional interest, subject to a 5% hurdle and certain limitations, under the terms of the amended and restated limited partnership agreement of CROP dated May 7, 2021, as further amended and restated, as described below. As of December 31, 2022, we had accrued $20.3 million for the Performance Allocation, which was paid in cash on March 2, 2023. No Performance Allocation was earned for the year ended December 31, 2023.

So long as the advisory agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will be entitled to an annual distribution (the “Performance Allocation”), promptly following the end of each year (which will accrue on a monthly basis) in an amount equal to:

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

For purposes of this section:

“Hurdle Amount” refers to, for any period during a calendar year, an amount that results in a 5% annualized internal rate of return on the net asset value of the Participating Partnership Units outstanding at the beginning of the then-current calendar year and all Participating Partnership Units issued since the beginning of the applicable calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Participating Partnership Units and all issuances of Participating Partnership Units over the period and calculated in accordance with recognized industry practices. The ending net asset value of the Participating Partnership Units used in calculating the internal rate of return will be calculated before giving effect to any allocation or accrual to the Participating Performance Allocation and any applicable distribution fee expenses, provided that the calculation of the Hurdle Amount for any period will exclude any Participating Partnership Units repurchased during such period, which Participating Partnership Units will be subject to the Performance Allocation upon such repurchase as described below.

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

“Total Return” refers to for any period since the end of the prior calendar year, the sum of: (i) all distributions accrued or paid (without duplication) on the Participating Partnership Units outstanding at the end of such period since the beginning of the then-current calendar year plus (ii) the change in aggregate net asset value of such Participating Partnership Units since the beginning of such year , before giving effect to (A) changes resulting solely from the proceeds of issuances of the Participating Partnership Units, (B) any allocation or accrual to the Performance Allocation and (C) any applicable distribution fee expenses (including any payments made to the general partner for payment of such expenses). For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the net asset value of the Participating Partnership Units issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such Participating Partnership Units.

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

•In the event that the advisory agreement is terminated (including by means of non-renewal), the Special Limited Partner will be allocated any accrued Performance Allocation with respect to all CROP partnership units as of the date of such termination.

Dealer Manager and Managing Broker Dealer Agreements

We have engaged an unaffiliated third party dealer manager (the “Dealer Manager”) to act as the dealer manager for our follow-on public offering of our common stock and the managing broker-dealer for our private offerings of preferred stock. In this capacity we pay (or paid) the Dealer Manager certain underwriting compensation from the proceeds of the offerings as described below, all or a portion of which the Dealer Manager reallows (or reallowed) to wholesalers internal to our advisor and its affiliates.

Specifically, in connection with the follow-on public offering, we pay the Dealer Manager the following upfront selling commissions, dealer manager fees and wholesaling fee in connection with the sale of shares in the primary portion of the follow-on public offering. The upfront selling commission, dealer manager fee and wholesaling fee are a percentage of the transaction price for the shares available in the primary offering, which will generally be the prior month’s NAV per share for such class. No upfront selling commissions or dealer manager fees are paid with respect to any shares sold under the distribution reinvestment plan offering.

	Maximum Upfront Selling Commissions as a % of Transaction Price	Maximum Upfront Dealer Manager Fees as a % of Transaction Price	Maximum Upfront Wholesaling Fee as a % of Transaction Price
Class T shares	Up to 3.0%	0.5%	Up to 1.85%
Class D shares	None	None	Up to 1.85%
Class I shares	None	None	Up to 1.85%

For the years ended December 31, 2022 and December 31, 2023, we paid $5.6 million and $0.9 million, respectively, for the follow-on public offering in selling commissions, dealer manager fees and wholesaling fees, a portion of which was reallowed to wholesalers internal to our advisor and its affiliates.

In connection with our private offerings of the Series 2019, Series 2023 and Series A Convertible preferred stock, we paid or will pay, the third party a placement fee in an amount up to 3.0% of the gross proceeds from the sale of preferred shares in the offerings. In connection with our private offering of the Series 2023-A preferred stock we pay a wholesaler fee in an amount up to 2.0% of the gross proceeds from the sale of the preferred shares. For the years ended December 31, 2022 and December 31, 2023, we paid $0.4 million and $2.6 million, respectively, in fees in connection with the Private Offerings, all or a portion of which were reallowed to wholesalers internal to our advisor and its affiliates.

We expect to pay this third party additional underwriting compensation in the future in connection with future private offerings, which compensation may be reallowed to wholesalers internal to our advisor and its affiliates.

Equity Compensation to Advisor Employees

In January of 2022, 2023, and 2024, our compensation committee approved grants of LTIP Units to our executive officers and certain of our employees as equity compensation. The January 2022 grants included $1,113,807 time-based awards and $2,068,499 in targeted performance-based awards to employees of our advisor or its affiliates. The January 2023 awards included $1,113,807 time-based awards and $2,068,499 targeted performance-based awards granted to employees of our advisor or its affiliates. The January 2024 awards included $1,117,375 time-based awards and $2,075,125 targeted performance-based awards granted to employees of our advisor or its affiliates. Each time-based award will vest approximately one-quarter of the awarded amount on January 1 in each of the four years following the grant date. The actual amount of each performance-based LTIP award will be determined at the conclusion of a three-year performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become full vested on the first anniversary of the last day of the performance period, subject to continued employment with our advisor or its affiliates.

In April 2022 and January 2023 and 2024, our compensation committee approved grants of restricted stock units with a four-year vesting schedule to our employees and employees of our advisor or its affiliates for services provided to us.

Included in the amount of awards granted were $80,000, $90,000 and $221,500 in restricted stock units in 2022, 2023, and 2024, respectively for employees of our advisor and its affiliates.

Trademark License Agreement

We entered into a Trademark License Agreement with CROP and our advisor as of May 7, 2021. Pursuant to the Trademark License Agreement, we granted to our advisor a non-exclusive license under our rights in certain trademarks related to the Cottonwood name to use and display the trademarks solely for the purpose of our advisor performing services identified in the agreement. The Trademark License Agreement provides for the payment of compensation by our advisor to us for the use of the trademarks. The Trademark License Agreement is co-terminus with the advisory agreement. No amounts were paid or payable under this agreement as of December 31, 2023.

Reimbursement and Cost Sharing Agreement

On May 7, 2021, Cottonwood Capital Management, Inc. (“Cottonwood Capital Management”), a wholly owned subsidiary of CROP, entered into a Reimbursement and Cost Sharing Agreement with CCA, which owns our advisor, whereby Cottonwood Capital Management will make available to CCA on an as-needed basis certain employees of Cottonwood Capital Management to the extent the employees are not otherwise occupied in providing services for us or our subsidiaries. The employees will remain employees of Cottonwood Capital Management, and Cottonwood Capital Management will be responsible for all wages, salaries and other employee benefits provided to such employees. In performing work for CCA, the employees may use office space and office supplies and equipment of Cottonwood Capital Management. CCA will reimburse Cottonwood Capital Management for CCA’s allocable share of all direct and indirect costs related to the employees, including wages, salaries and other employee benefits and allocable overhead expenses. CCA will reimburse Cottonwood Capital Management for CCA’s allocable costs on a quarterly basis. The Reimbursement and Cost Sharing Agreement will terminate on the earlier of (i) the one-year anniversary of the effective date of the agreement and (ii) the termination of the advisory agreement. Thereafter, the Reimbursement and Cost Sharing Agreement may be renewed for an unlimited number of successive one-year terms upon mutual consent of the parties. The Reimbursement and Cost Sharing Agreement has been renewed through May 7, 2024. Cottonwood Capital Management may, at any time and upon 60 days’ prior written notice to CCA, cease to make its employees available to CCA. As of December 31, 2022 and December 31, 2023, we had received $262,649 and $190,266, respectively, of reimbursable costs under this agreement.

CROP Tax Protection Agreement

CROP and HT Holdings, an entity owned and controlled by Messrs. Shaeffer, C. Christensen, G. Christensen and Marlin, are parties to the CROP Tax Protection Agreement, which became effective as of May 7, 2021. Pursuant to the CROP Tax Protection Agreement, CROP agrees to indemnify the Protected Partners against certain tax consequences of a taxable transfer of all or any portion of the Protected Properties or any interest therein, subject to certain conditions and limitations. CROP’s tax obligations under the CROP Tax Protection Agreement will expire one day after the 10th anniversary of the effective date of the CROP Tax Protection Agreement, subject to certain limitations. We estimate the maximum potential liability associated with the CROP Tax Protection Agreement to be approximately $39.9 million. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate.

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

No amounts were paid or payable under this agreement as of December 31, 2023.

Amended and Restated Promissory Note of CCA and CROP

CCA issued a $13.0 million promissory note payable to CROP dated January 1, 2021 (the “CCA Note”). The CCA Note has a 10-year term with an interest rate of 7%. The CCA Note requires monthly payments of interest only through June 30, 2021 and thereafter, monthly payments of principal and interest in the amount of $150,941. CCA may prepay the principal balance under the CCA Note, in whole or in part, with all interest then accrued, at any time, without premium or penalty.

The CCA Note will accelerate upon termination of the advisory agreement to the extent of amounts then owed by CROP to our advisor thereunder. If such acceleration occurs and CROP holds the CCA Note at such time, then we may offset any termination payments payable to our advisor under the advisory agreement by the accelerated portion of the CCA Note.

Prior to the consummation of the merger with and into CROP, the CCA Note distribution was effected whereby the CCA Note was distributed by CROP to the holders of CROP’s participating partnership units of record immediately prior to the CROP Merger, including CRII. CRII subsequently distributed its share in the CCA Note to its common stockholders of record immediately prior to the CRII Merger.

Allonge to CCA

At the time of the CCA Note distribution described above, CROP and CCA entered into an agreement (the “Allonge”) with the CROP unitholders and the CRII stockholders of record who received an in-kind distribution of the CCA Note in connection with the CCA Note distribution. The Allonge provides for an offset arrangement whereby we have the right to offset payments due to our advisor under the advisory agreement by assigning all or a portion of the CCA Note to our advisor as payment for amounts due as modified to account for the fact that the CCA Note is held by the CROP unitholders and the CRII stockholders of record.

Cottonwood Multifamily Opportunity Fund, Inc.

Background. CMOF was a Maryland corporation that was sponsored by CROP and formed to invest in multifamily development projects and/or make mezzanine loans or preferred equity investments in multifamily construction and development projects. CMOF owned investments in two development projects and one investment in a land parcel held for development, all through separate joint ventures with CROP as follows: Park Avenue (development project), Cottonwood Broadway (development project) and Block C, a joint venture owning land held for development for two projects called Westerly and Millcreek North, with a percentage ownership interest held by CMOF as of September 27, 2022, of 76.4%, 81.2%, and 63.0%, respectively, and the balance of a majority of the remaining interest held by CROP. In addition, Daniel Shaeffer, Chad Christensen and Gregg Christensen were each officers and directors of CMOF.

Property Management. Cottonwood Capital Property Management II, LLC (“CCPMII”), a wholly owned subsidiary of CROP, acted as the sponsor, property manager and asset manager for CMOF. As the property manager and asset manager for CMOF, CCPMII received compensation for the acquisition, management and disposition of CMOF’s assets. Total compensation paid to CCPMII as the asset manager of CMOF was $601,493 for the period from January 1, 2022 through September 27, 2022 (the closing date of the CMOF Merger, as defined below).

Merger. On July 8, 2022, we, CROP, a wholly owned subsidiary of ours (“Merger Sub”), CMOF, and the operating partnership for CMOF (“CMOF OP”) entered into an Agreement and Plan of Merger (the “CMOF Merger Agreement”).

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

At the effective time of the CMOF OP Merger, each partnership unit of CMOF OP issued and outstanding immediately prior to the CMOF OP Merger converted into 0.8669 CROP Common Units, including CMOF OP units held by certain of our officers and directors as described below. Each partnership unit of CROP issued and outstanding immediately prior to the effective time of the CMOF OP Merger remained outstanding.

At the time of the CMOF Merger, certain outstanding promissory notes from CMOF held directly, or indirectly through affiliate entities, by Enzio Cassinis, Adam Larson and Eric Marlin, our executive officers, each in the amount of $425,000, were repaid with cash from us.

In addition, immediately prior to the effective time of the CMOF OP Merger, CMOF OP acquired the outstanding residual interests in a joint venture referred to as Park Avenue and a joint venture referred to as Broadway held by certain of our executive officers and directors in exchange for an aggregate 461,023 CMOF OP partnership units. As a result of CMOF OP’s acquisition of the residual interests in the joint ventures, Daniel Shaeffer, Chad Christensen, Gregg Christensen, Susan Hallenberg, Glenn Rand and Stan Hanks directly or indirectly owned 164,585, 164,585, 82,062, 6,597, 6,597 and 6,597 CMOF OP partnership units, respectively, at the time of the CMOF OP Merger, which were converted into CROP Common Units at the time of the CMOF OP Merger as described above.

Richmond Guaranty

We assumed a 50% payment guarantee provided by CRII and CROP in connection with the mergers with CRII and CROP, for certain obligations of Villas at Millcreek, LLC (“Richmond Borrower”) with respect to a construction loan in the amount of $53.6 million obtained in connection with the development of Richmond at Millcreek, a development project sponsored by High Traverse Development, LLC. Certain of our officers and directors own an aggregate 14.18% of Richmond Borrower. A wholly owned subsidiary of CROP receives fees from High Traverse Development, LLC related to the development of Richmond at Millcreek. Richmond Borrower increased the loan amount outstanding to $60.1 million in the second quarter of 2023.

Alpha Mill Transactions

On November 2, 2021, we sold TIC interests in Alpha Mill (the “Alpha Mill TIC Interests”) totaling 43% to certain unaffiliated third parties through a private offering for $34.8 million. On April 7, 2022, we sold an additional 29% in Alpha Mill (while we retain a 28% interest) to certain third parties for a total purchase price of $23.3 million. One of the purchasers of the Alpha Mill TIC Interests in the April 7, 2022 sale was the Christensen Marital Trust, a trust established by the father of Chad Christensen, one of our directors and Executive Chairman, and Gregg Christensen, our Chief Legal Officer and Secretary (the “Christensen Trust”). Messrs. C. Christensen and G. Christensen are two of the five beneficiaries of the Christensen Trust. Decisions regarding the assets of the Christensen Trust require approval of all five beneficiaries. The Christensen Trust purchased its interest net of selling commissions in the amount of $244,444. The Christensen Trust’s interest is 10.3%, acquired at a purchase price of $8.2 million. The net proceeds received by us for the sale of the shares to the Christensen Trust were the same as what we received from unaffiliated third parties.

On January 24, 2023 we launched a tender offer to investors in Alpha Mill TIC interests, including the Christensen Trust, pursuant to which acquired some or all of the outstanding Alpha Mill TIC interests in exchange for CROP Units at a tender price based on the December 31, 2022 appraised value for Alpha Mill utilized in the Company’s NAV procedures and the December 31, 2022 NAV of the CROP Units. On March 31, 2023, we issued 1,063,293 CROP Units for an additional 45.4% tenant-in-common interests in Alpha Mill, increasing our ownership to 73.7%. The value of the CROP Units on the close date was $19.8 million based on the net asset value of CROP Units as of February 28, 2023. All of the tenant-in-common interests were purchased at the same price. One of the sellers was the Christensen Trust.

APT Cowork, LLC

APT Cowork, LLC (“APT”) is an entity formed to engage in the business of converting underutilized and unused common space in multifamily apartment communities or retail space to revenue producing co-working space. Our officers and directors have a direct or indirect ownership interest in APT as follows: Glenn Rand (21.49%), Daniel Shaeffer (21.46%), Chad Christensen (21.46%), Gregg Christensen (8.89%), Eric Marlin (6.71%), Enzio Cassinis (5.25%), Adam Larson (2.81%), Susan Hallenberg (2.18%), Paul Fredenberg (1.83%), and Stan Hanks (1.06%). We, through our subsidiaries, have entered the following agreements with APT.

Reimbursement and Cost Sharing Agreement. We, through Cottonwood Capital Management, our taxable REIT subsidiary and a wholly owned subsidiary of CROP, have entered into a Reimbursement and Cost Sharing Agreement effective as of January 1, 2023, pursuant to which we will make certain employees available to APT to the extent they are not otherwise occupied in providing services to us and in exchange APT will reimburse us its allocable share of all direct and indirect costs related to the employees utilized by APT. Under the terms of the agreement, for any annual period, the amount of reimbursement pursuant to the agreement will not exceed $120,000. In addition, the agreement has a one-year term, but may be renewed for an unlimited number of successive one-year terms. No amounts were reimbursed under the cost sharing agreement during the year ended December 31, 2022 or 2023.

Coworking Space Design Agreement. On August 9, 2022, our conflicts committee approved a form of Coworking Space Design Agreement to be entered by and between the property-owning limited liability company (“Landlord”), which will be a subsidiary of CROP, and APT. The form of agreement provides the terms on which APT may design and upgrade the amenities for the common areas at certain of our multifamily properties. The Coworking Space Design Agreement provides that in exchange for advising on coworking improvements at Landlord’s property, Landlord will pay APT a one-time design and project management fee of $60,000, which may be increased up to $75,000 depending on the scope of the project. We have entered a Coworking Space Design Agreement with respect to fourteen of our properties and expect to enter Coworking Space Design Agreements for an additional 3 of our properties over the next twelve months. For the year ended December 31, 2022 and 2023, we paid or incurred fees to APT totaling $1,833,275 and $249,533, respectively, pursuant to the Coworking Space Design Agreement.

Services Agreement. On November 7, 2022, our conflicts committee approved a form of Services Agreement to be entered by and between Cottonwood Capital Management and APT. The form of agreement provides that APT will provide the ongoing administration of coworking services at the property subject to the agreement in exchange for $10.00 per apartment unit per month. In addition, there is a revenue sharing component of the agreement which provides that APT will pay Cottonwood Capital Management 50% of coworking revenue it receives at the properties. As of December 31, 2022, we had not yet entered any Services Agreements with respect to our properties. We had entered into Service Agreement with respect to 14 of our properties as of December 31, 2023, and we expect to enter into agreements for an additional three of our properties over the next six to twelve months. As of the year ended December 31, 2023, we had paid or incurred service fees to APT totaling $425,952 and received $15,808 from APT in shared coworking revenue. Each of the properties for which we enter a Services Agreement are or will be subject to a Coworking Space Design Agreement with APT pursuant to which APT will design and upgrade the amenities for the common areas at the properties.

Block C and Jasper

Block C is a joint venture investment for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North and The Archer. Previously, and as referred to below, The Archer was referred to as Jasper and was a separate investment. The Westerly and Millcreek were included as part of the Block C joint venture. As a result of the merger described below, Block C is now one joint venture for all three development projects. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs act of 2017.

Affiliated Members. On June 28, 2022, we, through our indirect subsidiaries, admitted entities affiliated with us and our advisor, Brickyard QOF, LLC (“Brickyard QOF”) and HV Millcreek, LLC (“Millcreek,” and together with Brickyard QOF, the “Affiliated Members”), as members in CW Block C, LLC (“Block C”), a development joint venture with CROP (as successor to CMOF OP), and CW Jasper, LLC (“Jasper”), a development project owned 100% by CROP. The Affiliated Members are owned directly or indirectly by Daniel Shaeffer, Chad Christensen, Gregg Christensen, Enzio Cassinis, Eric Marlin, Susan Hallenberg, Stan Hanks, Glenn Rand and Adam Larson, each of whom are our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. In connection with their admission as members, the Affiliated Members made an aggregate capital contribution of $8,499,222 and $2,375,778 to Block C and Jasper, respectively. Following the admission of the Affiliated Members to Block C and Jasper, the Affiliated Members owned a 21.0134% interest in Block C, with Messrs. Shaeffer, C. Christensen, G. Christensen, Cassinis, Marlin, Hanks, Rand, Larson and Ms. Hallenberg having an indirect ownership interest of 4.6273%, 10.1125%, 3.5877%, 0.4831%, 0.3342%, 0.3000%, 0.1091%, 0.2387% and 0.6767%, respectively, in Block C, alongside our 64.4906% indirect ownership interest and CMOF’s 14.4960% ownership interest, and a 20.1025% interest in Jasper, with Messrs. Shaeffer, C. Christensen, G. Christensen, Cassinis, Marlin, Hanks, Rand, Larson and Ms. Hallenberg having an indirect ownership interest of 4.4267%, 9.6742%, 3.4322%, 0.4621%, 0.3197%, 0.2870%, 0.1043%, 0.2284% and 0.6474% respectively, in Jasper, alongside our 79.8975% interest. The investment in the projects by the Affiliated Members was established at an amount no greater than the recent appraised value of the project, as determined by an independent third-party appraiser and approved by the conflicts committee. The Affiliated Members participate in the economics of Block C and Jasper on the same terms and conditions as us.

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

Merger and Additional Capital Contributions. On March 21, 2023, our conflicts committee approved the merger of Jasper with and into Block C with Block C surviving the merger. Also on March 21, 2023, our conflicts committee approved an additional investment in Block C by us in the amount of up to $9.0 million with the opportunity for the Affiliated Members to participate pro rata alongside us on the same terms and conditions. The additional capital contribution to Block C was established at an amount no greater than the recent appraised value of the project, as determined by an independent third-party appraiser and approved by the conflicts committee. As of December 31, 2023, the Affiliated Members have made aggregate contributions of $10.9 million towards the joint venture and owned a 17.55% interest in Block C with Messrs. Shaeffer, C. Christensen, G. Christensen, Cassinis, Marlin, Hanks, Rand, Larson and Ms. Hallenberg having an indirect ownership interest of 3.86%, 8.45%, 3.00%, 0.40%, 0.28%, 0.25%, 0.09%, 0.20% and 0.57%, respectively. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us.

Loan. On November 14, 2023, we, through CROP, executed an unsecured promissory note in favor of Block C. Pursuant to the terms of the promissory note, CROP could borrow, on a revolving basis, up to $15,000,000. Amounts advanced under the note, plus any interest on the unpaid principal advanced was due and payable by December 12, 2023, provided that CROP could extend the maturity date for one 14-day extension upon written notice to Block C. Any unpaid principal under the promissory note bore interest from the date advanced at a rate of 5.4% per annum, which approximated the 30-day treasury rate, cumulative and not compounded. CROP could prepay the unpaid principal balance under the promissory note, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The promissory note matured without any amounts being advanced thereunder.

Sale of Block C Phase II. Our conflicts committee has approved the sale of a parcel of land that is part of Block C which we refer to as Phase II to an unaffiliated third party intending to develop a condominium project for approximately $3.0 million. Subsequent to the sale, Chad Christensen, our Executive Chairman intends to make an investment in the condominium project of up to $1.5 million.

Reimbursement Policy

For the year ended December 31, 2023 and December 31, 2022, we reimbursed Daniel Shaeffer, our Chief Executive Officer and an affiliated director, $11,736 and $12,389, respectively, for expenses incurred by Mr. Shaeffer in connection with transportation he provided for himself and certain other officers of the Company related to approved business travel.

Exchange of CROP Units

Christensen Trust. On November 7, 2022, the conflicts committee of the board of directors approved the exchange into shares of our Class I common stock of 69,143 CROP Units held by the Christensen Trust on the same terms and conditions available to unaffiliated third parties pursuant to the terms of the Operating Partnership Agreement. On January 3, 2023 these units were exchanged into Class I shares. The shares were repurchased for cash on January 31, 2023 on the same terms and conditions as other holders.

On March 19, 2024, the conflicts committee of the board of directors approved the exchange into shares of our Class I common stock of 241,476 CROP Units held by the Christensen Trust on the same terms and conditions available to unaffiliated third parties pursuant to the terms of the Operating Partnership Agreement. We expect such exchange to occur on June 1, 2024. Once exchanged, the Class I shares may be submitted for redemption pursuant to our share repurchase program on the same terms and conditions available to other holders.

Executive Officers. The conflicts committee of the board of directors approved the exchange into shares of Class I common stock of the Company of up to 525,423 for the fiscal year ended December 31, 2023 by the executive officers of the Company on the same terms and conditions available to unaffiliated third parties pursuant to the terms of the Operating Partnership Agreement, and up to 816,550 were approved for exchange for the fiscal year ended December 31, 2024. As approved by the conflicts committee, exchanges into Class I shares by an individual executive will be permitted up to the executive’s proportionate share of the total amount approved for exchange (based on CROP Units that are eligible for exchange). No CROP Units held by executive officers were exchanged during each of the years ended December 31, 2022 or 2023.

Repurchase of Executive Officer Shares

On January 23, 2023, the conflicts committee of the board of directors approved an Insider Trading Policy which, among other matters, addresses our policy for the repurchase of shares held by our executive officers. Pursuant to the policy, in order that the Company retain maximum funds available to fund repurchases for non-affiliates, repurchase requests from executive officers will not be subject to the share repurchase program of the Company. Notwithstanding the foregoing, subject to the conditions discussed below, repurchase requests from executive officers will be considered on a monthly basis with the same pricing and similar procedures as applicable to the share repurchase program. Repurchase requests by executive officers will be subject to a quarterly review and approval by the conflicts committee, and each executive officer may submit no more than 25% of the total amount of shares exchanged from CROP Units per quarter. No shares held by executive officers were repurchased during each of the years ended December 31, 2023 or 2022.

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

Cottonwood Highland

CW Investor at Highland. On January 9, 2024, in accordance with the terms of the underlying joint venture agreement, we made a protective advance in an amount up to $800,000 to the joint venture through which we own our investment in Cottonwood Highland, a multifamily development in Millcreek, Utah, we acquired in connection with our merger with CRII and CROP. CROP owns a 36.93% interest in the joint venture with our officers and directors owning a 15.4787% interest and the balance of the joint venture owned by outside investors. The terms of the advance, as contemplated in the joint venture agreement, provide for interest-only payments to be paid at a rate of 10% with prepayment permitted at any time without penalty. The advance matures on December 31, 2026. As of March 25, 2024, we have drawn $250,000.

Office Lease. Our conflicts committee has approved entry into two separate net office lease agreements with Cottonwood Highland for office space at the development project, with approximately 1,755 square feet to be leased to CCA and approximately 4,010 square feet to be leased to us. The lease terms are identical and provide for a five-year lease term, plus three months from the date landlord delivers premises with two five-year extension options. Annual base rent will be $0.00 for the first three months, increased to $25.00 to $30.00 per square foot (with such final amount per square foot determined based on final analysis of market rents) through month fourteen with a 3% annual increase to base rent thereafter.

In addition, as a net lease, base rent will include an additional amount for operating and capital expenses, including taxes, insurance fees and maintenance costs for the space.

Cottonwood Lighthouse Point

On March 28, 2024, CROP acquired all of the outstanding tenant-in-common interests in Cottonwood Lighthouse Point from an unaffiliated third party in exchange for 259,246 CROP Units. As part of the transaction CROP assumed certain notes with debt and accrued interest in the amount of $1,331,919 held by an affiliate of the seller of the tenant-in-common interests in favor, directly and indirectly, of Dan Shaeffer $448,291, Chad Christensen $448,291, Gregg Christensen $185,719, Enzio Cassinis $86,334, Adam Larson $58,697, Paul Fredenberg $38,140, Glenn Rand $22,149, Susan Hallenberg $22,149 and Stan Hanks $22,149, each of whom are our executive officers. In connection with the transaction CROP paid the amount outstanding under the notes.

Currently Proposed Transactions

Other than as described above, there are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

Item 14. Principal Accounting Fees and Services

Independent Auditors

During the years ended December 31, 2023 and 2022, KPMG LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2023 and 2022 by our independent registered public accounting firm, KPMG, were as follows (in thousands):

	For the Year Ended December 31,
	2023	2022
Audit fees (a)	$1,226	$843
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,226	$843

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

All services rendered KPMG for the years ended December 31, 2023 and 2022 were pre-approved in accordance with the policies and procedures described above.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See the accompanying Index to Financial Statement at page F-1 of this report.

(a)(2) Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation is included at page F-32 of this report.

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
3.19
Articles of Amendment for the terms of the Series A Convertible Preferred Stock of Cottonwood Communities, Inc. (incorporated by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 12, 2024)

4.1
Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus included in the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018)

4.3
Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the Company’s Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021)

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

10.6	Form of Performance-Based CROP LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)
10.7	Form of Time-Based CROP LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)
10.8
Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated July 15, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Post-Effective Amendment no. 6 to its Registration Statement on Form S-11 (No. 333-215272) filed August 2, 2021)

10.9
Dealer Manager Agreement (including the form of Soliciting Dealer Agreement) by and between the Company and Orchard Securities, LLC dated November 4, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 10, 2021)

10.10
First Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated October 20, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021)

10.11	Cottonwood Communities, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-263982) filed March 30, 2022)
10.12
Second Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated as of January 1, 2022 and effective as of November 12, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2022)

10.13
Third Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of February 7, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2022

10.14
Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2023, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2023

10.15
Renewal Agreement dated May 7, 2023 by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC with respect to Reimbursement and Cost Sharing Agreement dated May 7, 2021, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2023

10.16
Second Amended and Restated Limited Liability Company Agreement of CW Block C, LLC by and among Cottonwood Block C QOF, LLC, Cottonwood Residential O.P., LP, Cottonwood Multifamily Opportunity Fund O.P., LP, Brickyard QOF, LLC and HV Millcreek, LLC effective as of August 11, 2022, and First Amendment to the Second Amended and Restated Limited Liability Company Agreement of CW Block C, LLC effective as of September 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2022)

10.17
Amended and Restated Limited Liability Company Agreement of CW Jasper, LLC by and among Cottonwood Block C QOF, LLC, Brickyard QOF, LLC and HV Millcreek, LLC effective as of August 11, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2022)

10.18
Form of Coworking Space Design Agreement by and among property owning entity and APT Cowork, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2022)

10.19
Form Services Agreement by and between Cottonwood Capital Management, Inc. and APT Cowork, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 24, 2023)

10.20
Fourth Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of December 1, 2022 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 24, 2023)

10.21	Managing Broker-Dealer Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 24, 2023)
10.22
Fifth Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of July 25, 2023 (incorporated by reference to Exhibit 10.24 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.23
Sixth Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of August 21, 2023 (incorporated by reference to Exhibit 10.25 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.24
Seventh Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of September 19, 2023 (incorporated by reference to Exhibit 10.26 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.25
First Amendment to Managing Broker-Dealer Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.26
Selling Agreement Regarding the Offering and Sale of Series 2023-A Preferred Stock (incorporated by reference to Exhibit 10.28 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.27
Managing Broker-Dealer Agreement Regarding the Offering and Sale of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.29 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.28
First Amendment to the Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P. LP and CC Advisors III, LLC dated September 18, 2023 (incorporated by reference to Exhibit 10.30 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Program Effective as of November 7, 2023 (incorporated by reference to Exhibit 99.1 to the Company's Form 10-Q for the period ended September 30, 2023 filed November 14, 2023)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

March 28, 2024	/s/ Daniel Shaeffer
Date	Daniel Shaeffer, Chief Executive Officer and Director
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 28, 2024	/s/ Adam Larson
Date	Adam Larson, Chief Financial Officer
(Principal Financial Officer)

March 28, 2024	/s/ Susan Hallenberg
Date	Susan Hallenberg, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

March 28, 2024	/s/ Daniel Shaeffer
Date	Daniel Shaeffer, Chief Executive Officer and Director
(Principal Executive Officer)

March 28, 2024	/s/ Chad Christensen
Date	Chad Christensen, Executive Chairman of the Board and Director

March 28, 2024	/s/ Jonathan Gardner
Date	Jonathan Gardner, Independent Director

March 28, 2024	/s/ John Lunt
Date	John Lunt, Independent Director

March 28, 2024	/s/ Philip White
Date	Philip White, Independent Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cottonwood Communities, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cottonwood Communities, Inc. and subsidiaries (the Company) as of December 31, 2023 and December 31, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the estimated fair value of the Riverfront Project real estate assets

As described in Note 3 to the consolidated financial statements, in September 2023, the Company became the manager and replacement developer with control of CA Residential 801 PE Senior, LLC (Riverfront Project). As a result of the change in control, the Company consolidated the Riverfront Project, which held real estate assets under development with fair value of $103.4 million.

We identified the evaluation of the fair value of the real estate assets associated with the Riverfront Project as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required in evaluating the discount rate, terminal capitalization rate, and market rent assumption used in the Company’s discounted cash flow model to determine the fair value of the Riverfront Project real estate assets. Changes in these assumptions could have a significant impact on the determination of the fair value of the Riverfront Project real estate assets.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•developing an independent range of applicable discount rates using third-party market data and industry research publications and comparing to the Company’s discount rate

•developing an independent range of terminal capitalization rates by using third-party market data and industry research publications and comparing to the Company’s capitalization rate

•comparing the Company's market rent assumption to available leasing information and industry research publications.

/s/KPMG LLP

We have served as the Company’s auditor since 2016.

Denver, Colorado
March 28, 2024

Cottonwood Communities, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Real estate assets, net	$1,649,146	$1,697,607
Investments in unconsolidated real estate entities	185,716	133,207
Investments in real estate-related loans, net	8,703	—
Cash and cash equivalents	63,800	63,173
Restricted cash	27,013	32,351
Other assets	29,464	29,299
Total assets	$1,963,842	$1,955,637
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,022,452	$1,000,137
Construction loans, net	129,991	95,327
Preferred stock, net	201,621	121,390
Preferred interest liability	15,300	—
Unsecured promissory notes, net	41,883	42,953
Performance participation allocation due to affiliate	—	20,320
Accounts payable, accrued expenses and other liabilities	81,048	65,611
Total liabilities	1,492,295	1,345,738
Commitments and contingencies (Note 12)
Equity and noncontrolling interests
Stockholders’ equity
Series A Convertible Preferred Stock	1,569	—
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 3,917,218 and 4,815,122 shares issued and outstanding at December 31, 2023 and 2022, respectively.	39	48
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 202,743 and 64,673 shares issued and outstanding at December 31, 2023 and 2022, respectively.	2	1
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 4,296,443 and 3,861,049 shares issued and outstanding at December 31, 2023 and 2022, respectively.	43	39
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 23,231,877 and 26,604,864 shares issued and outstanding at December 31, 2023 and 2022, respectively.	226	266
Additional paid-in capital	373,954	414,140
Accumulated distributions - Series A Convertible Preferred	(14)	—
Accumulated distributions - common stock	(62,114)	(38,049)
Accumulated deficit	(94,761)	(71,513)
Total stockholders’ equity	218,944	304,932
Noncontrolling interests
Limited partners	221,617	272,536
Partially owned entities	30,986	32,431
Total noncontrolling interests	252,603	304,967
Total equity and noncontrolling interests	471,547	609,899
Total liabilities, equity and noncontrolling interests	$1,963,842	$1,955,637

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
	Year Ended December 31,
	2023	2022
Revenues
Rental and other property revenues	$142,833	$123,627
Property management revenues	9,699	11,131
Other revenues	1,873	3,544
Total revenues	154,405	138,302
Operating expenses
Property operations expense	52,765	44,846
Property management expense	17,290	17,839
Asset management fee	17,304	17,786
Performance participation allocation	—	20,320
Depreciation and amortization	59,041	54,595
General and administrative expenses	11,371	11,876
Total operating expenses	157,771	167,262
Loss from operations	(3,366)	(28,960)
Equity in earnings of unconsolidated real estate entities	6,466	12,393
Interest income	1,906	92
Interest expense	(75,468)	(52,310)
Gain on sale of real estate assets	24,075	—
Gain on sale of unconsolidated real estate entities	—	8,129
Gain on consolidation of development	4,225	—
Promote from incentive allocation agreement	119	30,702
Other (expense) income	(2,552)	3,883
Loss before income taxes	(44,595)	(26,071)
Income tax expense	(303)	(7,959)
Net loss	(44,898)	(34,030)
Net loss attributable to noncontrolling interests:
Limited partners	21,355	17,594
Partially owned entities	295	787
Net loss attributable to common stockholders	$(23,248)	$(15,649)

Weighted-average common shares outstanding	34,305,590	29,274,236
Net loss per common share - basic and diluted	$(0.68)	$(0.53)

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Cottonwood Communities, Inc. Stockholders’ Equity											Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock					Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders’ Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A	Class TX		Convertible Preferred	Common Stock
Balance at December 31, 2021	$—	$—	$—	$2	$234	$—	$275,821	$—	$(17,273)	$(55,864)	$202,920	$267,472	$70,277	$540,669
Issuance of common stock	—	48	1	36	—	—	168,392	—	—	—	168,477	—	—	168,477
Offering costs - common stock	—	—	—	—	—	—	(14,376)	—	—	—	(14,376)	—	—	(14,376)
Distribution reinvestment	—	—	—	—	1	—	2,363	—	—	—	2,364	—	—	2,364
Exchanges and transfers	—	—	—	3	—	—	5,816	—	—	—	5,819	(5,819)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	—	2,930	—	2,930
CMOF Merger	—	—	—	—	43	—	39,393	—	—	—	39,436	8,273	(49,178)	(1,469)
Common stock/OP Units repurchased	—	—	—	(2)	(12)	—	(26,883)	—	—	—	(26,897)	(1,482)	—	(28,379)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(209)	16,491	16,282
Other	—	—	—	—	—	—	1,257	—	—	—	1,257	3,670	—	4,927
Distributions to investors	—	—	—	—	—	—	—	—	(20,776)	—	(20,776)	(22,348)	(4,372)	(47,496)
Net loss	—	—	—	—	—	—	—	—	—	(15,649)	(15,649)	(17,594)	(787)	(34,030)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	—	(37,643)	—	—	—	(37,643)	37,643	—	—
Balance at December 31, 2022	—	48	1	39	266	—	414,140	—	(38,049)	(71,513)	304,932	272,536	32,431	609,899
Issuance of Series A Convertible Preferred Stock	2,140	—	—	—	—	—	—	—	—	—	2,140	—	—	2,140
Offering Costs - Series A Convertible Preferred Stock	(571)	—	—	—	—	—	—	—	—	—	(571)	—	—	(571)
Issuance of common stock	—	7	1	6	—	—	27,117	—	—	—	27,131	—	—	27,131
Offering costs - common stock	—	—	—	—	—	—	(1,800)	—	—	—	(1,800)	—	—	(1,800)
Distribution reinvestment	—	—	—	—	1	—	2,352	—	—	—	2,353	—	—	2,353
Exchanges and transfers	—	—	—	5	—	—	8,637	—	—	—	8,642	(8,642)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	—	22,939	—	22,939
Common stock/OP Units repurchased	—	(16)	—	(7)	(41)	—	(95,221)	—	—	—	(95,285)	(3,666)	—	(98,951)
Share-based compensation	—	—	—	—	—	—	190	—	—	—	190	2,821	—	3,011
Other	—	—	—	—	—	—	—	—	—	—	—	(1,200)	—	(1,200)
Distributions to investors	—	—	—	—	—	—	—	(14)	(24,065)	—	(24,079)	(23,277)	(1,150)	(48,506)
Net loss	—	—	—	—	—	—	—	—	—	(23,248)	(23,248)	(21,355)	(295)	(44,898)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	—	18,539	—	—	—	18,539	(18,539)	—	—
Balance at December 31, 2023	$1,569	$39	$2	$43	$226	$—	$373,954	$(14)	$(62,114)	$(94,761)	$218,944	$221,617	$30,986	$471,547

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(44,898)	$(34,030)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	59,041	54,595
Gain on sale of real estate assets	(24,075)	—
Gain on sale of investments in unconsolidated real estate entities	—	(8,129)
Gain on consolidation of development	(4,225)	—
Share-based compensation	3,011	3,670
Deferred taxes	35	7,622
Amortization of debt issuance costs, discounts and premiums	9,342	6,668
Other operating	3,222	(3,814)
Equity in earnings of unconsolidated real estate entities	(6,466)	(12,393)
Distributions from unconsolidated real estate entities - return on capital	4,122	14,678
Changes in operating assets and liabilities:
Other assets	(6,945)	2,968
Performance participation allocation	—	20,320
Performance participation allocation payment	(20,320)	(51,761)
Accounts payable, accrued expenses and other liabilities	5,587	1,337
Net cash (used in) provided by operating activities	(22,569)	1,731
Cash flows from investing activities:
Acquisitions of real estate	—	(148,262)
Cash acquired on consolidation of real estate	5,807	5,649
Proceeds from sale of real estate assets, net	117,771	—
Settlement of related party notes and liabilities assumed with the CMOF Merger	—	(1,469)
Capital expenditures and development activities	(50,401)	(90,991)
Investments in unconsolidated real estate entities	(40,885)	(8,943)
Proceeds from sale of investments in unconsolidated real estate entities	—	28,764
Distributions from unconsolidated real estate entities - return of capital	18,106	38,769
Contributions to investments in real estate-related loans	(8,777)	—
Proceeds from settlement of investments in real estate-related loans	—	13,000
Net cash provided by (used in) investing activities	41,621	(163,483)

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Year Ended December 31,
	2023	2022
Cash flows from financing activities:
Principal payments on mortgage notes	(976)	(1,702)
Borrowings from revolving credit facility	111,000	175,000
Repayments on revolving credit facility	(152,600)	(141,000)
Borrowings under mortgage notes	366,963	473,534
Repayments of mortgage notes	(284,702)	(240,338)
Deferred financing costs on mortgage notes	(4,704)	(5,071)
Borrowings from construction loans	22,066	36,569
Repayments of construction loans	(37,000)	(59,660)
Proceeds from issuance of preferred stock	86,467	15,472
Redemption of preferred stock	(2,587)	(142,830)
Offering costs paid on issuance of preferred stock	(10,378)	(1,899)
Repurchase of unsecured promissory notes	(1,206)	(143)
Proceeds from issuance of Series A Convertible Preferred Stock	2,090	—
Offering costs paid on issuance of Series A Convertible Preferred Stock	(513)	—
Proceeds from issuance of common stock	27,131	168,622
Repurchase of common stock/OP Units	(95,404)	(22,635)
Offering costs paid on issuance of common stock	(3,152)	(9,585)
Contributions from noncontrolling interests	—	11,935
Distributions to convertible preferred stockholders	(4)	—
Distributions to common stockholders	(21,871)	(17,813)
Distributions to noncontrolling interests - limited partners	(23,233)	(22,198)
Distributions to noncontrolling interests - partially owned entities	(1,150)	(4,372)
Net cash (used in) provided by financing activities	(23,763)	211,886
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,711)	50,134
Cash and cash equivalents and restricted cash, beginning of period	95,524	45,390
Cash and cash equivalents and restricted cash, end of period	$90,813	$95,524

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$63,800	$63,173
Restricted cash	27,013	32,351
Total cash and cash equivalents and restricted cash	$90,813	$95,524

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	For the Year Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$67,357	$45,183
Income taxes paid	$582	$1,314

Supplemental disclosure of non-cash investing and financing activities:
(Decrease) increase in accrued deferred offering costs	$(1,387)	$4,791
Distributions reinvested in common stock	$2,353	$2,219
Changes in accrued capital expenditures	$(6,773)	$(4,141)
Paid-in-kind interest related to construction	$4,293	$1,762
Changes in accrued redemptions	$3,497	$6,162
Melrose Phase II Acquisition
Real estate assets, net of cash acquired	$39,582	$—
Mortgage note	$31,387	$—
Other assets and liabilities assumed, net	$(280)	$—
Value of OP Units issued for real estate assets	$3,110	$—
805 Riverfront Consolidation
Real estate assets, net of cash acquired	$99,153	$—
Construction loan	$45,306	$—
Preferred interest liability	$15,300	$—
Other assets and liabilities assumed, net	$(14,907)	$—
Alpha Mill acquisition of additional interests
Value of OP Units issued for additional investment in unconsolidated real estate entity	$19,829	$—
CMOF Merger
CMOF related party notes assumed	$—	$1,327
Net other liabilities assumed	$—	$142
Cottonwood Ridgeview Acquisition
Real estate assets, net of cash acquired	$—	$68,167
Mortgage note	$—	$63,795
Other assets and liabilities assumed, net	$—	$642
Value of OP Units issued for real estate assets	$—	$2,930
Cottonwood Clermont Acquisition
Assumption of mortgage note	$—	$35,521

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Notes to Consolidated Financial Statements

1.    Organization and Business

Cottonwood Communities, Inc. (the “Company,” “we,” “us,” or “our”) invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We own all of our assets through our operating partnership, Cottonwood Residential O.P., LP (“CROP” or the “Operating Partnership”), and its subsidiaries. We are the sole member of the sole general partner of the Operating Partnership and own general partner interests in the Operating Partnership alongside third party limited partners.

Cottonwood Communities, Inc. is a non-listed, perpetual-life, net asset value (“NAV”), real estate investment trust (“REIT”). We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We conducted our initial public offering of common stock (the “Initial Offering”) from August 13, 2018 to December 22, 2020, for which we raised gross proceeds of $122.0 million. The Initial Offering ended December 2020. In November 2021, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of December 31, 2023, we have raised gross proceeds of $203.0 million from the Follow-on Offering, including $4.7 million in proceeds from the DRP Offering.

Since November 2019, we have periodically conducted private placement offerings exempt from registration under the Securities Act pursuant to which we have offered for sale to accredited investors preferred stock at a purchase price of $10.00 per share of preferred stock (the “Private Offerings”). As of December 31, 2023, we have raised gross proceeds of $215.5 million from the Private Offerings. Additional information about our preferred stock is included in Note 7 for preferred stock accounted for as liabilities and Note 8 for preferred stock accounted for as equity.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of December 31, 2023, our portfolio consists of ownership interests or structured investment interests in 37 multifamily apartment communities in 12 states with 10,616 units, including 1,868 units in six multifamily apartment communities in which we have a structured investment interest and another 987 units in four multifamily apartment communities under construction or in lease-up. In addition, we have an ownership interest in four land sites we plan to develop. We operate as one reportable segment comprised of multifamily real estate.

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

CROP was a joint venture partner with CMOF in all three of CMOF’s investments: Park Avenue (a development project), Cottonwood Broadway (a development project) and Block C (a joint venture owning land held for development in two projects called The Westerly and Millcreek North). Following the CMOF Merger, we acquired CMOF’s interest in the joint ventures, increasing our percentage ownership interest as follows: Park Avenue, 100.0%, Cottonwood Broadway, 100.0% and Block C, 79.0%. The three joint venture development projects we acquired additional interests in as a result of the CMOF Merger were already consolidated by us. Refer to Note 3 and Note 10 for more information on Block C.

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

In cases where we become the primary beneficiary of a VIE, we recognize a gain or loss for the difference between the sum of (1) the fair value of any consideration paid, the fair value of the noncontrolling interest, and the reported amount of our equity method investment and (2) the net fair value of identifiable assets and liabilities of the VIE.

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

Impairment of Long-Lived Assets

Long-lived assets include real estate assets, acquired intangible assets, and investments in real estate-related loans. Intangible assets are amortized on a straight-line basis over their estimated useful lives. On an annual basis, we assess potential impairment indicators of long-lived assets. We also review for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Indicators that may cause an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results and significant market or economic trends. When we determine the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine recoverability by comparing the carrying amount of the asset to the net future undiscounted cash flows the asset is expected to generate. We recognize, if appropriate, an impairment equal to the amount by which the carrying amount exceeds the fair value of the asset. No impairment losses were recognized for the years ended December 31, 2023 and 2022 related to our long-lived assets.

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

We assess potential impairment of investments in unconsolidated real estate entities whenever events or changes in circumstances indicate that the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is not considered temporary, the impairment is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment losses were recognized for the years ended December 31, 2023 and 2022 related to our investments in unconsolidated real estate entities.

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

Other Assets

Other assets consist primarily of intangible assets acquired in connection with the merger with Cottonwood Residential II, Inc. in May 2021, as well as receivables, interest rate caps, prepaid expenses and related party receivables.

Unsecured Promissory Notes

The 2017 6% Notes and the 2019 6% Notes are unsecured notes issued to investors outside of the United States. These unsecured promissory notes are described in Note 5. These instruments are similar in nature, have fixed interest rates and maturity dates, and are denominated in U.S. dollars.
Preferred Stock

Series 2019 Preferred Stock, Series 2023 Preferred Stock and Series 2023-A Preferred Stock are described in Note 7. These instruments are similar in nature and are classified as liabilities on the consolidated balance sheet due to the mandatory redemption of these instruments on a fixed date for a fixed amount. Preferred stock distributions for these series of preferred stock are recorded as interest expense.

Series A Convertible Preferred Stock is described in Note 8. These instruments are perpetual preferred stock and classified as equity. The Series A Convertible Preferred Stock is convertible into Class I shares of the Company’s common stock at the option of the shareholder and by the Company, subject to certain terms and conditions, including hold periods. Dividends on this series of preferred stock are recorded as distributions to the preferred stockholder.

Debt Financing Costs

Debt financing costs are presented as a direct deduction from the carrying amount of the associated debt liability, which includes mortgage notes, unsecured promissory notes, our revolving credit facility and mandatorily redeemable preferred stock. Debt financing costs are amortized over the life of the related liability through interest expense.

Revenue Recognition

We lease our multifamily residential units with rents generally due on a monthly basis. Terms are generally one year or less, renewable upon consent of both parties on an annual or monthly basis. Rental and other property revenues is recognized in accordance with Accounting Standards Codification (“ASC”) No. 842, Leases (“Topic 842”). Rental and other property revenues consist of rents and other fees charged to tenants and represent 93% of our total revenue for the year ended December 31, 2023.

Our non-lease related revenue consists of income earned from our property management, development, asset management and interest income from our investments in real estate-related loans. Property management and development revenue is derived primarily from our property management services, development and construction work, and internet services. Other revenues consists of interest revenue from our investments in real estate-related loans and asset management revenue from CMOF prior to the closing of the CMOF Merger in September 2022.

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

Performance Participation Allocation

Under the terms of our operating partnership agreement, the Special Limited Partner, an affiliate of our advisor, is entitled to an allocation of CROP’s total return to its capital account. The receipt of the performance participation allocation is subject to the ongoing effectiveness of our advisory agreement and the achievement of certain hurdles. As the performance participation allocation is associated with the performance of a service by the advisor, it is expensed in our consolidated statements of operations. Refer to Note 10.

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

For the year ended December 31, 2023, we had an income tax provision of $0.3 million, of which all but an insignificant amount was current. For the year ended December 31, 2022, we had an income tax provision of $8.0 million, of which $0.4 million was current and $7.6 million was deferred. As of December 31, 2023 and 2022, our net deferred tax liability was $9.8 million and $9.7 million, respectively, and is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

In 2022 we had $37.7 million of net Section 1231 gains allocated to our TRS, primarily from a promote received from an incentive allocation agreement. We recorded deferred tax liabilities of $9.2 million related to these gains in 2022. They are deferred as these Section 1231 gains have been contributed to a Qualified Opportunity Zone fund, which provides tax benefits for development programs located in designated areas. We expect that these deferred tax liabilities will be realized in 2026. Refer to Note 9.

Noncontrolling Interests

The portion of ownership interests in consolidated entities not held by CCI are reported as noncontrolling interests. Equity and net income (loss) attributable to CCI and to noncontrolling interests are presented separately on the consolidated financial statements. Changes in noncontrolling ownership interests, are accounted for as equity transactions.
Noncontrolling interest – limited partners – These noncontrolling interests represent ownership interest in CROP (“CROP Units”) not held by CCI, the sole member of the general partner. Net income or loss is allocated to these limited partners of CROP based on their ownership percentage. Issuance of additional common stock by CCI or CROP Units to limited partners changes the ownership interests of both CCI and the limited partners of CROP.
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

Organization and Offering Costs

Organization and offering costs in the Series A Convertible Preferred Offering and Follow-on Offering are recorded as an offset to equity. As of December 31, 2023, we incurred $0.6 million and $17.9 million in total organization and offering costs related to the Series A Convertible Preferred Offering and Follow-on Offering, respectively.

Organization and offering costs in the Series 2019 Private Offering, the Series 2023 Private Offering and the Series 2023-A Private Offering are deferred and amortized up to the redemption date through interest expense. We incurred $13.2 million in total organization and offering costs related to the offering of the Series 2019 Preferred Stock, which was fully subscribed and terminated in March 2022. As of December 31, 2023 we incurred $10.4 million and $0.3 million in total organization and offering costs related to the offerings of the Series 2023 Preferred Stock and the Series 2023-A Preferred Stock, respectively.

Recent Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-05 "Business Combinations — Joint Venture Formations (Subtopic 805-60)" under which an entity that qualifies as a joint venture is required to apply a new basis of accounting upon the formation of the joint venture. The amendments in ASU 2023-05 require that a joint venture must initially measure its assets and liabilities at fair value on the formation date. ASU 2023-05 is effective for all joint ventures that are formed on or after January 1, 2025 and early adoption is permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances disclosure requirements to segment reporting. ASU No. 2023-07 requires disclosure of incremental segment information on an annual and interim basis and includes the following changes: (i) single segment entities must follow segment guidance, (ii) the title and position of the chief operating decision maker must be named and (iii) the ability to elect more than one performance measure is provided. ASU No. 2023-07 does not change how operating segments are identified, aggregated, or determined. ASU No. 2023-07 is effective beginning in annual periods after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. We do not expect the adoption to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect the adoption to have a material impact on our consolidated financial statements.

Immaterial Correction to Consolidated Financial Statements

During the year ended December 31, 2023, we identified certain misstatements in our statement of cash flows for year ended December 31, 2022, mostly related to non-cash transactions and one correction of improper netting between borrowings and repayments for one financing transaction. Management has considered the errors and concluded they are not material. The following shows the line items as reported and as corrected for the year ended December 31, 2022 (in thousands) along with a description of each immaterial misstatement:

		Adjustments
	As Previously Reported	Inter Activity Items (1)	Accrued Capital Expenditures (2)	Capitalized Interest (3)	Accrued Redemptions (4)	As Corrected
Cash flows from operating activities:
Adjustments to reconcile net loss to net cash provided by operating activities
Other operating (5)	$7,104	$(4,250)	$—	$—	$—	$2,854
Changes in operating assets and liabilities
Other assets	$(727)	$3,695	$—	$—	$—	$2,968
Accounts payable and accrued liabilities	$2,819	$555	$4,141	$(16)	$(6,162)	$1,337
Net cash provided by operating activities	$3,768	$—	$4,141	$(16)	$(6,162)	$1,731

Cash flows from investing activities:
Capital expenditures and development activities	$(88,628)	$—	$(4,141)	$1,778	$—	$(90,991)
Net cash used in investing activities	$(161,120)	$—	$(4,141)	$1,778	$—	$(163,483)

Cash flows from investing activities:
Borrowings under mortgage notes and term loans	$464,373	$9,161	$—	$—	$—	$473,534
Repayments of mortgage notes and term loans	$(231,177)	$(9,161)	$—	$—	$—	$(240,338)
Borrowings under construction loans	$38,331	$—	$—	$(1,762)	$—	$36,569
Repurchase of unsecured promissory notes	$(561)	$—	$—	$—	$418	$(143)
Proceeds from issuance of common stock	$170,841	$(2,219)	$—	$—	$—	$168,622
Repurchase of common stock/OP Units	$(28,379)	$—	$—	$—	$5,744	$(22,635)
Distributions to common stockholders	$(20,032)	$2,219	$—	$—	$—	$(17,813)
Net cash provided by financing activities	$207,486	$—	$—	$(1,762)	$6,162	$211,886

Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$—	$2,219	$—	$—	$—	$2,219
Changes in accrued capital expenditures	$—	$—	$(4,141)	$—	$—	$(4,141)
Capitalized interest related to construction	$—	$—	$—	$1,762	$—	$1,762
Changes in accrued redemptions	$—	$—	$—	$—	$6,162	$6,162

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

(5) The amount in the table above for other operating within operating cash flows includes $6.7 million related to the amortization of debt issuance costs, discounts and premiums, which has been separated to its own line for the current year presentation.

3.    Real Estate Assets, Net

The following table summarizes the carrying amounts of our consolidated real estate assets ($ in thousands):

	December 31, 2023	December 31, 2022
Land	$257,553	$267,876
Building and improvements	1,429,689	1,348,019
Furniture, fixtures and equipment	63,015	54,067
Intangible assets	37,158	40,692
Construction in progress (1)	17,995	106,223
	1,805,410	1,816,877
Less: Accumulated depreciation and amortization	(156,264)	(119,270)
Real estate assets, net	$1,649,146	$1,697,607

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.
Cottonwood Lighthouse Point Transaction

On February 14, 2023, we sold tenant-in-common interests in Cottonwood Lighthouse Point to certain unaffiliated third parties for net proceeds of $7.2 million, reducing our ownership from 100% to 86.8%. As a result of this transaction, Cottonwood Lighthouse Point was deconsolidated on February 14, 2023 and our remaining ownership in Lighthouse Point is recorded as an investment in unconsolidated real estate. Refer to Note 4. We recorded a gain on sale of $1.0 million related to this transaction.

Sale of Cottonwood One Upland

On December 15, 2023, we sold Cottonwood One Upland for net proceeds of $38.8 million. We recorded a net gain on sale of $23.0 million.

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

The entity controlling the Riverfront Project is a variable interest entity (“VIE”). When we consolidate a VIE that is not a business, a gain or loss is recognized for the difference between the sum of (1) the fair value of any consideration paid, the fair value of the noncontrolling interest, and the reported amount of our previous interest and (2) the net fair value of identifiable assets and liabilities of the VIE. For 805 Riverfront, no consideration was paid and the fair value of the noncontrolling interest on the date of consolidation was zero. We recorded a gain of $4.2 million as follows (in thousands):

Description	Amounts
Reported amount of previous interest
Equity method investment (1)	$28,679

Fair value of assets and liabilities
Real estate assets	$103,378
Restricted cash	5,039
Other assets	400
Accounts payable, accrued expenses and other liabilities	(15,307)
Preferred interest (2)	(15,300)
Construction loans, net	(45,306)
Total net fair value of identifiable assets and liabilities of the VIE	32,904
Gain on consolidation	$4,225

(1) We provided an additional investor capital contribution of $6.0 million for the Riverfront Project with the change of control.
(2) A third party has a preferred equity investment in the Riverfront Project that is mandatorily redeemable. This investment accrues interest at 11.5% (subject to a minimum multiple of 1.35x), and has an initial maturity date of May 31, 2024 with two one-year extension at our option. It is labeled “preferred interest liability” on the consolidated balance sheet.

Asset Acquisitions

The following table summarizes the purchase price allocation of the real estate assets acquired during the year ended December 31, 2023 (in thousands):

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

The acquisition of Cottonwood Clermont in September 2022 was funded through an assumed loan of $35.5 million and available cash, including Section 1031 exchange proceeds from the sale of 3800 Main in June 2022 (3800 Main was previously an equity method investment prior to its sale).

In asset acquisitions, assets and liabilities are recorded at relative fair value. The weighted-average amortization period for the intangible lease assets acquired in connection with these acquisitions is 0.5 years.

Galleria Land Purchase

On September 20, 2022, we acquired 26 acres of land for future development in Murray, Utah for $28.5 million.
Block C

On June 28, 2022, Block C, an early-stage development joint venture with CMOF, was recapitalized. Block C originally owned land for the development of two projects called The Westerly and Millcreek North. Entities affiliated with us and our advisor contributed capital to the joint venture and were admitted as members. We contributed additional funds to obtain a controlling interest in June 2022 and consolidated the joint venture, which had previously been recorded as an equity method investment. In September 2022, we acquired CMOF’s interest in Block C as a result of the CMOF Merger. In April 2023, we merged another consolidated development project called The Archer into Block C. Interests in Block C not held by us are recorded as noncontrolling interest. Refer to Note 1 and Note 10 for further information on Block C.

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

4. Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of December 31, 2023 and 2022 (in thousands):

			Balance at December 31,
Property / Development	Location	% Owned	2023	2022
Stabilized Properties
Alpha Mill (1) (2)	Charlotte, NC	73.7% (2)	29,522	10,470
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	11,817	30,792
Cottonwood Lighthouse Point (1) (3)	Pompano Beach, FL	86.8% (3)	38,852	—
Fox Point (1)	Salt Lake City, UT	52.8%	13,533	14,794
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	6,713	9,382
Melrose Phase II (1) (4)	Nashville, TN	100.0% (4)	—	6,185
Preferred Equity Investments
Lector85	Ybor City, FL		11,387	10,006
Astoria West (formerly Vernon)	Queens, NY		23,406	20,567
805 Riverfront (5)	West Sacramento, CA	(5)	—	20,259
417 Callowhill	Philadelphia, PA		38,028	9,949
Infield	Kissimmee, FL		11,942	—
Other			516	803
Total			$185,716	$133,207

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

(3) On February 14, 2023, we sold 13.2% of our ownership interest in Cottonwood Lighthouse Point for net proceeds of $7.2 million and we recorded a gain on sale of $1.0 million related to the transaction, which reduced our remaining ownership in Cottonwood Lighthouse Point to 86.8%. As a result of this transaction, Cottonwood Lighthouse Point was deconsolidated and is recorded as an investment in unconsolidated real estate from February 14, 2023.

(4) On August 2, 2023, we issued 175,077 OP Units to acquire the remaining 20.2% tenant-in-common interests in Melrose Phase II, bringing our ownership to 100% and resulting in the consolidation of the property from that date onward. The value of the OP Units issued was $3.1 million.

(5) 805 Riverfront was consolidated due to a change in control as described in Note 3. On the date of consolidation our equity method investment was $22.6 million.
Equity in losses for our stabilized properties for the year ended December 31, 2023 was $5.4 million. Equity in earnings for our stabilized assets for the year ended December 31, 2022 was $3.6 million. During February 2023, we received $16.9 million and $1.2 million in distributions as a return of capital from debt refinances at Cottonwood Bayview and Toscana at Valley Ridge, respectively.

The following is a summary of certain balance sheet and operating data for our stabilized properties ($ in thousands):

Operating data:	2023 - For the Period Held as Equity Method Investments	2022 - For the Period Held as Equity Method Investments
Total revenues	$32,373	$35,514
Total operating expenses	13,532	14,258
Total other expenses	(26,086)	(18,871)
Net income (loss)	(7,245)	2,385

Balance sheet data:	December 31, 2023	December 31, 2022
Real estate assets	$362,157	$309,404
Cash and cash equivalents	3,581	4,270
Total assets	374,392	319,734
Mortgage notes, net	235,343	193,939
Total liabilities	240,185	197,365

The increase in other expenses is primarily due to higher mortgage interest, depreciation expense, and the change in the fair market value of derivatives.

Our preferred equity investments are development projects with liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value (“HLBV”) method. Income or loss is recorded based on changes in what would be received should the entity liquidate all of its assets (as valued in accordance with GAAP) and distribute the resulting proceeds based on the terms of the respective agreements. The HLBV method is a balance sheet focused approach commonly applied to equity investments where cash distribution percentages vary at different points in time and are not directly linked to an equity holder’s ownership percentage. Equity in earnings for our preferred equity investments for the years ended December 31, 2023 and 2022 were $11.9 million and $8.8 million, respectively.

On November 3, 2023, we entered into an agreement to provide a junior preferred equity investment for an amount of $11.4 million (the “Infield Investment”) and we fully funded the investment on the same day. The Infield Investment accrues a preferred return of 16.75% per annum, compounded monthly. The borrower intends to use the proceeds from the Infield Investment to fund cost overruns in order to complete the development of the Infield Apartments, a 384-unit multifamily project located in Kissimmee, Florida, a suburb of Orlando. During the year ended December 31, 2023, we funded $23.4 million towards the 417 Callowhill preferred equity investment. As of December 31, 2023 we have funded $32.1 million in total towards the 417 Callowhill preferred equity investment and had a remaining commitment of $1.3 million. As of December 31, 2023, we have fully funded our commitments on the Lector85, Astoria West and Infield preferred equity investments. Our 805 Riverfront preferred equity method investment was fully funded prior to the change of control event in September 2023. Refer to Note 3.

5.    Debt

Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of December 31, 2023 and 2022 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	December 31, 2023	December 31, 2022
Fixed rate loans
Fixed rate mortgages	4.46%	5.1 Years	$891,319	$528,308
Total fixed rate loans			891,319	528,308
Variable rate loans (2)
Floating rate mortgages	5.45% (3)	6.9 Years	131,153	426,130
Variable rate revolving credit facility (4)	7.96%	4.0 Years	12,400	54,000
Total variable rate loans			143,553	480,130
Total secured loans			1,034,872	1,008,438
Unamortized debt issuance costs			(7,067)	(4,878)
Premium on assumed debt, net			(5,353)	(3,423)
Mortgage notes and revolving credit facility, net			$1,022,452	$1,000,137

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed.
(2) The interest rates of our variable rate loans are based on 30-Day Average SOFR or one-month SOFR (CME Term).
(3) Includes the impact of interest rate caps in effect on December 31, 2023.
(4) Our variable rate revolving credit facility was amended and restated on December 15, 2023 when One Upland was sold and removed as collateral. The facility remains secured by Parc Westborough with the option to add another property as collateral by December 14, 2024. The interest rate on the amended facility is one-month SOFR + 2.60% and the maturity date was reset to a three-year term maturing on December 14, 2026, with the option to extend for one additional year, subject to the satisfaction of certain conditions. We may obtain advances on the facility up to $100.0 million, as long as certain loan-to-value ratios and other requirements are maintained. At December 31, 2023, the amount on our variable rate revolving credit facility was capped at $41.0 million primarily due to the interest rate environment and the applicable debt-service coverage ratio.

During 2023, we completed debt refinances on seven of our consolidated properties and converted certain variable rate loans to fixed rate loans, and we also amended our variable rate revolving credit facility when One Upland was sold in December 2023. Fixed rate mortgages as of December 31, 2023 includes the Melrose Phase II mortgage, which was consolidated August 2023. Floating rate mortgages as of December 31, 2023 excludes Cottonwood Lighthouse Point, which was deconsolidated in February 2023. See Note 3 and Note 4 above for additional discussion related to the Melrose Phase II and Cottonwood Lighthouse Point transactions.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of December 31, 2023.

Construction Loans

Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at December 31, 2023	Amount Drawn at December 31, 2022
Park Avenue	(1)	(1)	(1)	$—	$37,000
Cottonwood Broadway	One-Month BSBY (2) + 2.9%	May 15, 2025	44,625	41,891	39,728
Cottonwood Highland	30-Day Average SOFR + 2.55%	May 1, 2029	44,250	39,790	18,599
805 Riverfront (3)	One-Month SOFR + 4.35%	May 30, 2026	55,400	48,310	—
The Westerly (4)	One-Month SOFR + 3.0%	July 12, 2028	42,000	—	—
			$186,275	$129,991	$95,327

(1) The Park Avenue construction loan was refinanced in March 2023 with a $43.5 million fixed rate mortgage which matures in 2028 and is included in mortgage notes above.
(2) The Bloomberg Short-Term Yield Index (“BSBY”) will cease as an index after November 15, 2024. We expect the Broadway loan will be refinanced in 2024 before the cessation of BSBY, although there are provisions in the Broadway loan documents for a conversion to Term SOFR if needed.

(3) 805 Riverfront was consolidated in September 2023. Refer to Note 3.
(4) In July 2023, we entered into a construction loan agreement for The Westerly, a development project in Millcreek, UT. Construction is expected to be completed in 2026. No amounts have been drawn on the construction loan as of December 31, 2023.

Unsecured Promissory Notes, Net

CROP issued notes to foreign investors outside of the United States. These notes are unsecured and subordinate to all of CROP’s debt. Each note has extension options, at our discretion, during which the interest rate will increase 0.25% each year.
Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date (1) (2)	Maximum Extension Date	December 31, 2023	December 31, 2022
2017 6% Notes (1)	$35,000	6.25%	December 31, 2024 (1)	December 31, 2024	$20,308	$20,718
2019 6% Notes (2)	25,000	6.00%	December 31, 2024 (2)	December 31, 2025	21,575	22,235
	$60,000				$41,883	$42,953

(1) We exercised the option to extend the maturity date on our 2017 6% Notes for one final year to December 31, 2024, which increased the interest rate to 6.5% for the period from January 1, 2024 to December 31, 2024.

(2) We exercised the option to extend the maturity date on our 2019 6.0% Notes for one additional year to December 31, 2024, which increased the interest rate to 6.25% for the period from January 1, 2024 to December 31, 2024.

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to December 31, 2023 are as follows (in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Unsecured Promissory Notes	Total
2024 (1)	$466	$90,201	$41,883	$132,550
2025	1,405	—	—	1,405
2026	105,527	—	—	105,527
2027	364,181	—	—	364,181
2028	72,468	—	—	72,468
Thereafter	490,825	39,790	—	530,615
	$1,034,872	$129,991	$41,883	$1,206,746

(1) Of the amounts maturing in 2024, $21.6 million relates to our 2019 6% Unsecured Promissory Notes, which can be extended to December 31, 2025. An additional $41.9 million relates to the construction loan for Cottonwood Broadway, which can be extended to May 15, 2025, subject to the satisfaction of certain conditions, and $48.3 million relates to the construction loan for 805 Riverfront, which can be extended for two one-year periods to May 30, 2026, subject to the satisfaction of certain conditions.

6.    Fair Value of Financial Instruments

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of December 31, 2023 and 2022, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.
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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value (in thousands):

	As of December 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real estate-related loans	$8,703	$8,777	$—	$—

Financial Liability:
Fixed rate mortgages	$891,319	$869,248	$528,308	$509,134
Floating rate mortgages	$131,153	$129,540	$426,130	$421,189
Variable rate revolving credit facility	$12,400	$12,400	$54,000	$54,000
Construction loans	$129,991	$129,991	$95,327	$95,327
Series 2019 Preferred Stock	$124,266	$124,266	$127,065	$127,065
Series 2023 Preferred Stock	$83,567	$83,567	$—	$—
Series 2023-A Preferred Stock	$2,850	$2,850	$—	$—
Preferred interest liability	$15,300	$15,300	$—	$—
Unsecured promissory notes, net	$41,883	$41,883	$42,953	$42,953

All financial instruments in the table above are categorized as Level 2 in the fair value hierarchy.

7.    Preferred Stock

We have three classes of preferred stock outstanding as of December 31, 2023: Series 2019, Series 2023, and Series 2023-A that are accounted for as liabilities on the consolidated balance sheets as they are mandatorily redeemable. Each class of preferred stock receives a fixed preferred dividend based on a cumulative, but not compounded, annual return. The Series 2019 and Series 2023 Preferred Stock each have a fixed redemption date with extension options at our discretion, subject to an increase in the preferred dividend rate. We can also redeem our preferred stock early for cash plus all accrued and unpaid dividends. The Series 2019, Series 2023 and Series 2023-A Preferred Stock rank senior to our common stock and convertible preferred stock and on parity with each other with respect to distribution rights and rights upon liquidation, dissolution or winding up.
Information on these classes of preferred stock as of December 31, 2023 and 2022 is as follows:

	Dividend Rate	Extension Dividend Rate	Redemption Date	Maximum Extension Date	Shares Outstanding at
					December 31, 2023	December 31, 2022
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2024 (1)	December 31, 2025	12,426,596	12,706,485
Series 2023 Preferred Stock	6.0%	6.5% (2)	June 30, 2027	June 30, 2029	8,356,724	—
Series 2023-A Preferred Stock	7.0%	N/A	December 31, 2027	N/A	285,000	—

(1) Prior to the original December 31, 2023 redemption date, we exercised our first extension option for the Series 2019 Preferred Stock, which increased the dividend rate to 6.0% and extended the redemption date to December 31, 2024.

(2) Represents the fully extended dividend rate. During the first-year extension the dividend rate is 6.25%.
The offering of Series 2023 Preferred Stock commenced in December 2022 and is ongoing, with our first shares issued in early 2023. The offering of Series 2023-A Preferred Stock commenced in July 2023, and is ongoing, with our first shares issued in August 2023. During the year ended December 31, 2023, we issued $83.6 million of Series 2023 Preferred Stock and we issued $2.9 million of Series 2023-A Preferred Stock. We issued the remaining $15.5 million of Series 2019 Preferred Stock in the first quarter of 2022, whereupon the offering of our Series 2019 Preferred Stock was fully subscribed and terminated in March 2022 having launched in November 2019. During the year ended December 31, 2023, we incurred $3.2 million in dividends on our Series 2023 Preferred Stock and we incurred $0.1 million in dividends on our Series 2023-A Preferred Stock. During both the years ended December 31, 2023 and 2022, we incurred $6.9 million in dividends on our Series 2019 Preferred Stock. During 2022, we incurred $2.9 million in dividends on our Series 2016 Preferred Stock prior to their full redemption in April 2022 and we incurred an insignificant amount in dividends on our Series 2017 Preferred Stock prior to their full redemption at the end of January 2022.

During the year ended December 31, 2023, we repurchased 279,889 shares of Series 2019 Preferred stock for $2.7 million and we repurchased 5,000 shares of Series 2023 Preferred Stock for $45.0 thousand. No shares of our Series 2023-A Preferred Stock were repurchased during 2023. During the year ended December 31, 2022, we repurchased 27,000 shares of Series 2019 Preferred Stock for $0.3 million. Additionally, we fully redeemed our Series 2017 Preferred Stock at the end of January 2022 for $2.6 million and we fully redeemed our Series 2016 Preferred Stock in April 2022 for $139.8 million. The Series 2017 Preferred Stock and the Series 2016 Preferred Stock were designated and issued in connection with the Company’s merger with Cottonwood Residential II, Inc. in May 2021.

8.    Stockholders’ Equity

Convertible Preferred Stock

In September 2023, we designated the Series A Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is accounted for as a class of stockholder’s equity. The holders of Convertible Preferred Stock receive monthly cash dividends at the rate of 8.0% per annum of $10.00 per share when and as authorized by the board of directors and declared by the Company. The board of directors may increase the dividend rate from time to time in its sole discretion. Subject to certain terms and conditions, the Convertible Preferred Stock is convertible into Class I shares of the Company’s common stock in an amount equal to the purchase price divided by the net asset value for the Class I shares at the time of conversion. The Convertible Preferred Stock is being offered for sale pursuant to a private offering to accredited investors only. The Series A Convertible Preferred Stock ranks senior to the Company’s common stock and junior to the Series 2019, the Series 2023, and the Series 2023-A Preferred Stock with respect to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of the Company.

As of December 31, 2023, there were 215,277 shares of the Convertible Preferred Stock issued and outstanding. We incurred an insignificant amount in dividends on our Convertible Preferred Stock in 2023 as the first shares of Convertible Preferred Stock were issued in November 2023.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of outstanding common stock for the periods presented below:

	Class
	T	D	I	A	TX	Total
Balance at December 31, 2021	—	—	151,286	23,445,174	17,520	23,613,980
Issuance of common stock	4,814,430	64,645	3,579,515	—	—	8,458,590
Distribution reinvestment	10,832	28	8,334	93,768	13	112,975
Exchanges and transfers (1)	—	—	280,889	17,533	(17,533)	280,889
CMOF Merger	—	—	—	4,335,367	—	4,335,367
Repurchases of common stock	(10,140)	—	(158,975)	(1,286,978)	—	(1,456,093)
Balance at December 31, 2022	4,815,122	64,673	3,861,049	26,604,864	—	35,345,708
Issuance of common stock	644,374	148,629	650,383	—	—	1,443,386
Distribution reinvestment	31,289	682	24,344	74,304	—	130,619
Exchanges and transfers (1)	(1,723)	—	480,749	—	—	479,026
Repurchases of common stock	(1,571,844)	(11,241)	(720,082)	(3,447,291)	—	(5,750,458)
Balance at December 31, 2023	3,917,218	202,743	4,296,443	23,231,877	—	31,648,281

(1) Exchanges represent the number of shares OP Unit holders have exchanged for Class I shares during the period. In 2023, transfers represent Class T shares that were converted to Class I shares during the period. During 2022, transfers represent Class TX shares that were converted to Class A shares, after which we no longer had any Class TX shares outstanding.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the year ended December 31, 2023, we paid aggregate distributions of $24.2 million, including $21.9 million distributions paid in cash and $2.4 million of distributions reinvested through our distribution reinvestment plan. For the year ended December 31, 2022, we paid aggregate distributions of $20.0 million, including $17.8 million distributions paid in cash and $2.2 million of distributions reinvested through our distribution reinvestment plan.

Distributions are declared monthly for each share of our common stock. Distributions declared were at a monthly rate of $0.0583333, or $0.70 annually, per common share for January 2022; were at a monthly rate of $0.05916667, or $0.71 annually, per common share for February, March and April 2022; were at a monthly rate of $0.06000000, or $0.72 annually, per common share for May 2022; and were at a monthly rate of $0.06083333, or $0.73 annually, per common share for each month in the months from June 2022 through December 2023.

For the years ended December 31, 2023 and 2022, 100% (unaudited) of distributions to stockholders were reported as a return of capital or, to the extent they exceed a stockholder’s adjusted tax basis, as gains from the sale or exchange of property.

Repurchases

During the year ended December 31, 2023, we repurchased 5,750,458 shares of common stock pursuant to our share repurchase program for $95.3 million, at an average repurchase price of $16.57. During the year ended December 31, 2022, we repurchased 1,456,093 shares of common stock pursuant to our share repurchase program for $26.9 million, at an average repurchase price of $18.47.

9. Promote from Incentive Allocation Agreement

In 2018, CROP sold a portfolio of 12 properties to an unrelated real estate firm, retaining management of the portfolio on behalf of the real estate firm. Under the sales arrangement, CROP entered into an incentive allocation agreement that entitled CROP to participate in distributions from the portfolio should returns exceed certain amounts. During the first quarter of 2022, the real estate firm sold this portfolio of properties. Our TRS realized a promote distribution of $30.6 million from the sale. As a result of the sale, we no longer manage this portfolio.

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

Management Fee. CROP pays our advisor a monthly management fee equal to 0.0625% of GAV (gross asset value of CROP, calculated pursuant to our valuation guidelines and reflective of the ownership interest held by CROP in such gross assets), subject to a cap. Through September 19, 2023, the cap was equal to 0.125% of net asset value of CROP. Effective September 19, 2023, the cap was amended to be based on “adjusted net asset value”, which is defined to include the value attributable to preferred stock that is convertible into common equity in the calculation of net asset value of CROP.

Management fees to our advisor for the years ended December 31, 2023 and 2022 were $17.3 million and $17.8 million, respectively.

Acquisition Expense Reimbursement. We reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us. There were no acquisition expense reimbursements for the years ended December 31, 2023 and 2022.

Performance Participation Allocation. In addition to the fees paid to our advisor for services provided pursuant to the advisory agreement, CC Advisors - SLP, LLC, an affiliate of our advisor and the Special Limited Partner at CROP, holds a performance participation interest in CROP that entitles it to receive an allocation of CROP’s total return to its capital account. The performance participation allocation is an incentive fee indirectly paid to our advisor and receipt of the allocation is subject to the ongoing effectiveness of the advisory agreement. As the performance participation allocation is associated with the performance of a service by the advisor, it is expensed in our consolidated statements of operations.

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

Due to the decrease in net asset value, no performance participation allocation was incurred during the year ended December 31, 2023. During the year ended December 31, 2022, we recognized $20.3 million of expense for the performance participation allocation as a result of the increase in the value of our net assets and dividends paid to stockholders, which was paid in cash during the first quarter of 2023.

Block C

We, through our indirect subsidiaries, have a joint venture investment in Block C for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North, and The Archer. As of December 31, 2023, entities affiliated with us and our advisor (the “Affiliated Members”) have made aggregate capital contributions of $10.9 million towards the joint venture. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs act of 2017. As of December 31, 2023, our ownership in the Block C joint venture was 82.4%.

Reimbursable Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Our conflicts committee determined that no reimbursement was required as of December 31, 2023 and 2022.

Alpha Mill Transaction

On April 7, 2022, we sold a 10.3% interest in Alpha Mill to a trust established by the father of Chad Christensen, one of our directors and Executive Chairman, and Gregg Christensen, our Chief Legal Officer and Secretary (the “Christensen Trust”) for $8.2 million.

Independent Director Compensation

Each independent director was paid an annual cash retainer of $50,000 for their service and received an annual grant of time-based LTIP Units with a value of $85,000 at the time of grant for the years ended December 31, 2023 and 2022. The LTIP Units have a one-year vesting schedule. For the years ended December 31, 2023 and 2022, independent board members which served as chairperson of each of the audit, compensation and conflicts committees received an additional annual cash retainer of $15,000, $10,000 and $10,000, respectively.

11.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

Common Limited OP Units and LTIP Units are OP units not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”

Common Limited OP Units - Common Limited OP Units share in the profits, losses and cash distributions of CROP as defined in the partnership agreement, subject to certain special allocations and receive distributions equivalent to distributions declared to the holders of CCI common stock.

During the years ended December 31, 2023 and 2022, we paid aggregate distributions to noncontrolling OP Unit holders of $23.2 million and $22.2 million, respectively.

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

As of December 31, 2023, there were 602,895 unvested time LTIP awards and 597,105 unvested performance LTIP awards outstanding. Share-based compensation, included within other in the consolidated statement of stockholders’ equity, was $2.8 million and $3.7 million for the years ended December 31, 2023 and 2022, respectively. Total unrecognized compensation expense for LTIP Units at December 31, 2023 is $5.5 million and is expected to be recognized on a straight-line basis through December 2026.

Noncontrolling Interests - Partially Owned Entities

As of December 31, 2023, noncontrolling interests in entities not wholly owned by us ranged from 1% to 63%, with the average being 11%.

In June 2022, Block C was recapitalized. We contributed additional funds and obtained a controlling interest and consolidated the Block C joint venture, recording the Block C membership interests owned by CMOF and Affiliated Members at that time as noncontrolling interests. Upon recapitalization, additional noncontrolling interests were recorded with the Affiliated Members contribution to The Archer, an entity that was already consolidated.

With the CMOF Merger in September 2022, we acquired the noncontrolling interest in Cottonwood Broadway, Park Ave, and Block C that were previously owned by CMOF. The remaining portion of Block C not owned by us continues to be recorded as noncontrolling interest.

12.    Commitments and Contingencies

417 Callowhill

As of December 31, 2023, we had funded $32.1 million and had a remaining commitment of $1.3 million on the 417 Callowhill preferred equity investment.

2215 Hollywood

As of December 31, 2023, we had funded $2.0 million and had a remaining commitment of $8.0 million on the 2215 Hollywood Mezzanine Loan.

Monrovia Station

As of December 31, 2023, we had funded $6.8 million and had a remaining commitment of $13.4 million on the Monrovia Station Junior Mezzanine Loan.

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

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of December 31, 2023, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

Richmond Guaranty

At the closing of the merger with Cottonwood Residential II, Inc. in 2021, the Company assumed a 50% payment guarantee provided by Cottonwood Residential II, Inc. and CROP, for certain obligations of Villas at Millcreek, LLC (“Richmond Borrower”) with respect to a construction loan in the amount of $53.6 million obtained in connection with the development of Richmond at Millcreek, a development project sponsored by High Traverse Development, LLC. Certain of our officers and directors own an aggregate 14.18% of Richmond Borrower. A wholly owned subsidiary of CROP receives fees from High Traverse Development, LLC related to the development of Richmond at Millcreek.

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

Share Repurchase Programs

Preferred Stock
Upon the request of a holder of our preferred stock, we may, at the sole discretion of the board of directors, repurchase their shares at the following prices, which are dependent on how long such preferred stockholder has held each share:

	Repurchase Price
Share Purchase Anniversary	Series 2019	Series 2023	Series 2023-A	Series A Convertible
Less than 1 year	$8.80	$9.00	$9.20	$9.00
1 year	$9.00	$9.00	$9.40	$9.10
2 years	$9.20	$9.20	$9.60	$9.20
3 years	$9.40	$9.40	$9.60	$9.30
4 years	$9.60	$9.60	$9.60	$9.40
5 years	$9.80	$9.80	$9.60	$9.40
6 years	$9.80	$9.80	$9.60	$9.80
A stockholder’s death or complete disability, 2 years or more	$10.00	$10.00	$10.00	$10.00

Repurchase information on our mandatorily redeemable preferred stock is disclosed in Note 7 above. There have been no repurchases of our Series A Convertible Preferred Stock as of December 31, 2023.

Common Stock
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

13.    Subsequent Events

We have evaluated subsequent events from December 31, 2023 up until the date the consolidated financial statements are issued for recognition or disclosure and have determined there are none to be reported or disclosed in the consolidated financial statements other than those mentioned below.

Series A Convertible Preferred Stock

On February 7, 2024, we filed Articles of Amendment to provide that the holders of our Series A Convertible preferred stock may convert their shares into our Class I common stock beginning after a two-year hold period, which is earlier than the five-year time period prior to the amendment.

Cottonwood Lighthouse Point Tenant In Common Acquisition

On March 28, 2024, we acquired all of the outstanding tenant-in-common interests in Cottonwood Lighthouse Point from an unaffiliated third party in exchange for 259,246 OP Units, increasing our ownership from 86.8% to 100%.
805 Riverfront
As discussed in Note 3, on September 8, 2023, the sponsor of the Riverfront Project was removed as the manager and developer due to events of default, whereupon we became the manager and replacement developer with control of the project and consolidated the project. On January 24, 2024, we acquired the Sponsor’s interest in the entity controlling the Riverfront Project for zero dollars.

Sale of Cottonwood West Palm

On February 29, 2024, we sold Cottonwood West Palm for net proceeds of $34.0 million.

Status of the Series 2023 Private Offering

Through March 25, 2024, we sold 674,165 shares of Series 2023 Preferred Stock for aggregate gross offering proceeds of $6.7 million. In connection with the sale of these shares in the Series 2023 Private Offering, the Company paid aggregate selling commissions of $0.4 million and placement fees of $0.2 million. As of March 25, 2024, there were 9,030,889 shares of our Series 2023 Preferred Stock outstanding.

Status of the Series 2023-A Private Offering

Through March 25, 2024, we sold 10,000 shares of Series 2023-A Preferred Stock for aggregate gross offering proceeds of $100,000. In connection with the sale of these shares in the Series 2023-A Private Offering, the Company paid aggregate wholesaler fees of $2,000 and placement fees of $750. As of March 25, 2024, there were 295,000 shares of our Series 2023-A Preferred Stock outstanding.

Status of the Series A Convertible Private Offering

Through March 25, 2024, we sold 1,258,832 shares of Series A Convertible Preferred Stock for aggregate gross offering proceeds of $12.6 million. In connection with the sale of these shares in the Series A Convertible Private Offering, the Company paid aggregate selling commissions of $0.7 million and placement fees of $0.4 million. As of March 25, 2024, there were 1,474,108 shares of our Series A Convertible Preferred Stock outstanding.

Status of the Follow-on Offering

Through March 25, 2024, we sold the following through our follow-on public offering ($ in thousands):

	Class
	T	D	I	A	Total
Shares issued through Primary Offering	141,143	2,497	293,748	—	437,388
Shares issued through DRP Offering	14,575	250	10,605	27,757	53,187
Gross Proceeds	$2,023	$35	$3,923	$—	$5,981

Distributions Declared - Common Stock

We declared the following monthly distributions after December 31, 2023:

Stockholder Record Date	Monthly Rate	Annually
January 31, 2024	$0.06083333	$0.73
February 29, 2024	$0.06083333	$0.73
March 31, 2024	$0.06083333	$0.73

Grant of LTIP Unit Awards

On January 9, 2024, we issued LTIP Units from the Operating Partnership to our executive officers and certain employees as approved by our compensation committee. The compensation committee approved awards of time-based LTIP Units in an aggregate amount of $1,609,125. Each award will vest approximately one-quarter of the awarded amount on January 1, 2025, 2026, 2027 and 2028.

The compensation committee also approved awards of performance-based LTIP Units to our executive officers and certain of our employees in an aggregate target amount of $2,988,375. The actual amount of each performance-based LTIP Unit award will be determined at the conclusion of a three-year performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with the advisor or its affiliates. The number of units granted were valued by reference to our November 30, 2023 NAV per share as announced on December 15, 2023 of $14.4754.

Equity Incentive Plan

On January 9, 2024, we issued an aggregate grant of 34,399 restricted stock units with a four-year vesting schedule. Of this amount, 16,254 were issued pursuant to the Cottonwood Communities, Inc. 2022 Equity Incentive Plan.

Cottonwood Communities, Inc.
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2023 ($ in thousands)

					Initial Cost to Company			Gross Amount Carried as of December 31, 2023
Description	Location	Ownership Percent	Number of Units	Encumbrances	Land	Buildings, Intangibles and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings, Intangibles and Improvements	Total (1)	Accumulated Depreciation and Amortization (2)	Year(s) Built	Date Acquired
Stabilized Multifamily Apartment Communities:
Cason Estates	Murfreesboro, TN	100.0%	262	$(37,462)	$4,806	$46,666	$806	$4,806	$47,472	$52,278	$(6,327)	2005	5/7/2021
Cottonwood Apartments	Salt Lake City, UT	100.0%	264	(35,430)	6,556	40,745	1,648	6,556	42,393	48,949	(5,446)	1986	5/7/2021
Cottonwood Clermont	Clermont, FL	100.0%	230	(34,961)	5,705	76,805	225	5,705	77,030	82,735	(5,742)	2020	9/21/2022
Cottonwood Reserve	Charlotte, NC	91.1%	352	(48,049)	12,634	64,168	1,190	12,634	65,358	77,992	(9,131)	2004, 2017	5/7/2021
Cottonwood Ridgeview	Plano, TX	100.0%	322	(65,300)	9,275	59,392	747	9,275	60,139	69,414	(4,515)	2004	9/19/2022
Cottonwood West Palm	West Palm Beach, FL	100.0%	245	(47,978)	9,380	57,073	818	9,380	57,891	67,271	(11,217)	2018	5/30/2019
Cottonwood Westside	Atlanta, GA	100.0%	197	(26,986)	8,641	39,324	482	8,641	39,806	48,447	(5,138)	2014	5/7/2021
Enclave on Golden Triangle	Keller, TX	98.9%	273	(48,400)	4,888	46,712	879	4,888	47,591	52,479	(5,812)	2006	5/7/2021
Heights at Meridian	Durham, NC	100.0%	339	(53,401)	5,971	74,022	767	5,971	74,789	80,760	(9,513)	2015	5/7/2021
Melrose	Nashville, TN	100.0%	220	(56,600)	8,822	58,676	490	8,822	59,166	67,988	(8,156)	2015	5/7/2021
Melrose Phase II	Nashville, TN	100.0%	139	(32,400)	5,156	34,526	25	5,156	34,551	39,707	(1,319)	2018	8/2/2023
Parc Westborough	Boston, MA	100.0%	249	(12,400)	12,759	61,302	526	12,759	61,828	74,587	(8,549)	2016	5/7/2021
Park Avenue (3)	Salt Lake City, UT	100.0%	234	(43,453)	12,369	29,931	25,508	12,369	55,439	67,808	(3,559)	2022	5/7/2021
Pavilions	Albuquerque, NM	96.4%	240	(58,500)	5,924	55,177	870	5,924	56,047	61,971	(6,808)	1992	5/7/2021
Raveneaux	Houston, TX	97.0%	382	(47,400)	6,249	51,251	862	6,249	52,113	58,362	(6,739)	2000	5/7/2021
Regatta	Houston, TX	100.0%	490	(35,367)	8,449	39,651	1,360	8,449	41,011	49,460	(5,818)	1968-1976	5/7/2021
Retreat at Peachtree City	Peachtree City, GA	100.0%	312	(58,412)	5,669	66,888	1,013	5,669	67,901	73,570	(9,310)	1999	5/7/2021
Scott Mountain	Portland, OR	95.8%	262	(48,373)	6,952	63,758	659	6,952	64,417	71,369	(7,700)	1997, 2000	5/7/2021
Stonebriar of Frisco	Frisco, TX	84.2%	306	(53,600)	5,737	53,463	1,739	5,737	55,202	60,939	(6,691)	1999	5/7/2021
Sugarmont (3), (4)	Salt Lake City, UT	99.0%	341	(91,200)	17,838	94,662	27,673	17,838	122,335	140,173	(9,711)	2022	5/7/2021
Summer Park	Buford, GA	98.7%	358	(52,398)	9,474	66,200	944	9,474	67,144	76,618	(8,908)	2001	5/7/2021
The Marq Highland Park	Tampa, FL	100.0%	239	(46,802)	6,280	59,424	657	6,280	60,081	66,361	(8,266)	2015	5/7/2021
Development Projects:
Cottonwood Broadway	Salt Lake City, UT	100.0%	254	(41,891)	11,042	30,958	37,263	11,042	68,221	79,263	(1,334)	2023	5/7/2021
Cottonwood Highland	Salt Lake City, UT	36.9%	250	(39,790)	7,405	1,695	55,881	7,405	57,576	64,981	(271)	2023	5/7/2021
805 Riverfront (5)	West Sacramento, CA	(5)	285	(48,310)	11,279	92,100	1,853	11,279	93,953	105,232	(284)	2023	(5)
The Westerly	Salt Lake City, UT	82.4%	198	—	5,996	1,150	12,861	5,996	14,011	20,007	—	N/A	5/7/2021
Other Developments	Various	Various	N/A	—	42,297	80	4,312	42,297	4,392	46,689	—	N/A	Various
		Total	7,243	$(1,164,863)	$257,553	$1,365,799	$182,058	$257,553	$1,547,857	$1,805,410	$(156,264)

(1) The aggregate cost of real estate for federal income tax purposes was $1.3 billion (unaudited) as of December 31, 2023.
(2) Depreciation is recognized on a straight-line basis over the estimated useful asset lives of the related assets, which is 30 years for buildings and ranges from five to 15 years for land improvements, building improvements and furniture, fixtures and equipment. Intangible assets are amortized to depreciation and amortization over the remaining lease term.

(3) Park Avenue and Sugarmont were previously both development projects acquired and consolidated as part of the Cottonwood Residential II Inc. merger in 2021, but which have since been placed into service and reached stabilization. The costs capitalized subsequent to acquisition for these two properties above represent the development costs incurred to complete the projects since the initial acquisition date.

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

(5) We had a preferred equity investment in this project, but from September 2023 onward we consolidate the project. Refer to Note 3 and Note 13 for additional information on 805 Riverfront.

The following table summarized the changes in our consolidated real estate assets and accumulated depreciation for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Real estate assets:
Balance at beginning of the year	$1,816,877	$1,476,518
Additions during the year:
Acquisitions	143,727	284,138
Improvements and development costs	46,229	56,221
Dispositions and deconsolidations during the year:
Dispositions and deconsolidations	(201,423)	—
Balance at end of the year	$1,805,410	$1,816,877
Accumulated depreciation and amortization:
Balance at beginning of the year	$(119,270)	$(68,035)
Depreciation and amortization	(55,840)	(51,235)
Dispositions and deconsolidations	18,846	—
Balance at end of the year	$(156,264)	$(119,270)