Form 10-Q
period 2024-03-31
Cottonwood Communities, Inc.
filed 2024-05-10
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2024, there were 4,053,907 shares of the registrant’s Class T common stock, 249,487 shares of the registrant's Class D common stock, 5,071,476 shares of the registrant's Class I common stock, and 22,252,958 shares of the registrant’s Class A common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)
Real estate assets, net	$1,675,235	$1,649,146
Investments in unconsolidated real estate entities	149,737	185,716
Investments in real estate-related loans, net	12,080	8,703
Cash and cash equivalents	72,162	63,800
Restricted cash	24,109	27,013
Other assets	31,381	29,464
Total assets	$1,964,704	$1,963,842
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,017,039	$1,022,452
Construction loans, net	138,212	129,991
Preferred stock, net	206,038	201,621
Preferred interest liability	15,300	15,300
Unsecured promissory notes, net	41,358	41,883
Accounts payable, accrued expenses and other liabilities	71,609	81,048
Total liabilities	1,489,556	1,492,295
Commitments and contingencies (Note 11)
Equity and noncontrolling interests
Stockholders' equity
Series A Convertible Preferred Stock, $0.01 par value, 15,000,000 shares authorized at $10.00 per share; 1,578,608 and 215,277 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	13,464	1,569
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 3,902,943 and 3,917,218 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	39	39
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 205,489 and 202,743 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	2	2
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 4,578,931 and 4,296,443 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	46	43
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 22,523,994 and 23,231,877 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	219	226
Additional paid-in capital	363,724	373,954
Accumulated distributions - Series A Convertible Preferred	(157)	(14)
Accumulated distributions - common stock	(67,770)	(62,114)
Accumulated deficit	(90,842)	(94,761)
Total stockholders' equity	218,725	218,944
Noncontrolling interests
Limited partners	226,188	221,617
Partially owned entities	30,235	30,986
Total noncontrolling interests	256,423	252,603
Total equity and noncontrolling interests	475,148	471,547
Total liabilities, equity and noncontrolling interests	$1,964,704	$1,963,842

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Rental and other property revenues	$34,355	$35,581
Property management revenues	2,339	3,106
Other revenues	785	3
Total revenues	37,479	38,690
Operating expenses
Property operations expense	13,901	13,109
Property management expense	4,709	4,257
Asset management fee	3,144	4,786
Depreciation and amortization	14,954	15,412
General and administrative expenses	1,767	3,299
Total operating expenses	38,475	40,863
Loss from operations	(996)	(2,173)
Equity in earnings of unconsolidated real estate entities	1,368	1,647
Interest income	473	403
Interest expense	(21,657)	(17,584)
Gain on sale of real estate assets	26,638	1,031
Other income (expense)	1,222	(1,418)
Income (loss) before income taxes	7,048	(18,094)
Income tax benefit	15	234
Net income (loss)	7,063	(17,860)
Net (income) loss attributable to noncontrolling interests:
Limited partners	(3,856)	8,397
Partially owned entities	712	44
Net income (loss) attributable to controlling interests	3,919	(9,419)
Less preferred stock dividends	143	—
Net earnings (losses) attributable to common stockholders	$3,776	$(9,419)

Weighted-average common shares outstanding - basic	31,581,072	35,603,420
Weighted-average common shares outstanding - diluted	64,362,720	35,603,420

Net income (loss) per common share - basic	$0.12	$(0.26)
Net income (loss) per common share - diluted	$0.12	$(0.26)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2024	$1,569	$39	$2	$43	$226	$373,954	$(14)	$(62,114)	$(94,761)	$218,944	$221,617	$30,986	$471,547
Issuance of Series A Convertible Preferred Stock	13,608	—	—	—	—	—	—	—	—	13,608	—	—	13,608
Offering Costs - Series A Convertible Preferred Stock	(1,713)	—	—	—	—	—	—	—	—	(1,713)	—	—	(1,713)
Issuance of common stock	—	1	—	3	—	5,976	—	—	—	5,980	—	—	5,980
Offering costs - common stock	—	—	—	—	—	(88)	—	—	—	(88)	—	—	(88)
Distribution reinvestment	—	—	—	—	—	724	—	—	—	724	—	—	724
Common stock/OP Units repurchased	—	(1)	—	(1)	(7)	(12,575)	—	—	—	(12,584)	(1,968)	—	(14,552)
Exchanges and transfers	—	—	—	1	—	612	—	—	—	613	(613)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	3,322	—	3,322
Share-based compensation	—	—	—	—	—	53	—	—	—	53	929	—	982
Distributions to investors	—	—	—	—	—	—	(143)	(5,656)	—	(5,799)	(5,887)	(39)	(11,725)
Net income (loss)	—	—	—	—	—	—	—	—	3,919	3,919	3,856	(712)	7,063
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	(4,932)	—	—	—	(4,932)	4,932	—	—
Balance at March 31, 2024	$13,464	$39	$2	$46	$219	$363,724	$(157)	$(67,770)	$(90,842)	$218,725	$226,188	$30,235	$475,148

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2023	$—	$48	$1	$39	$266	$414,140	$—	$(38,049)	$(71,513)	$304,932	$272,536	$32,431	$609,899
Issuance of common stock	—	3	1	2	—	13,401	—	—	—	13,407	—	—	13,407
Offering costs - common stock	—	—	—	—	—	(1,188)	—	—	—	(1,188)	—	—	(1,188)
Distribution reinvestment	—	—	—	—	—	696	—	—	—	696	—	—	696
Common stock/OP Units repurchased	—	—	—	(1)	(9)	(18,967)	—	—	—	(18,977)	(649)	—	(19,626)
Exchanges and transfers	—	—	—	1	—	1,970	—	—	—	1,971	(1,971)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	19,829	—	19,829
Share-based compensation	—	—	—	—	—	55	—	—	—	55	1,105	—	1,160
Distributions to investors	—	—	—	—	—	—	—	(6,230)	—	(6,230)	(5,757)	(126)	(12,113)
Net loss	—	—	—	—	—	—	—	—	(9,419)	(9,419)	(8,397)	(44)	(17,860)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	7,150	—	—	—	7,150	(7,150)	—	—
Balance at March 31, 2023	$—	$51	$2	$41	$257	$417,257	$—	$(44,279)	$(80,932)	$292,397	$269,546	$32,261	$594,204

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$7,063	$(17,860)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,954	15,412
Gain on sale of real estate assets	(26,638)	(1,031)
Share-based compensation	982	1,160
Amortization of debt issuance costs, discounts and premiums	1,413	1,925
Other operating	1,057	(134)
Equity in earnings of unconsolidated real estate entities	(1,368)	(1,647)
Distributions from unconsolidated real estate entities - return on capital	695	1,188
Changes in operating assets and liabilities:
Other assets	(2,295)	(1,092)
Performance participation allocation payment	—	(20,320)
Accounts payable, accrued expenses and other liabilities	3,051	1,889
Net cash used in operating activities	(1,086)	(20,510)
Cash flows from investing activities:
Cash acquired on consolidation of real estate	2,167	—
Proceeds from sale of real estate assets, net	82,434	4,656
Capital expenditures and development activities	(13,183)	(10,230)
Investments in unconsolidated real estate entities	(1,314)	(2,676)
Distributions from unconsolidated real estate entities - return of capital	—	18,106
Contributions to investments in real estate-related loans	(3,399)	—
Net cash provided by investing activities	66,705	9,856

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Principal payments on mortgage notes	(115)	(244)
Borrowings from revolving credit facility	28,600	31,500
Repayments on revolving credit facility	(35,000)	(50,000)
Borrowings under mortgage notes	—	265,513
Repayments of mortgage notes	(48,458)	(199,758)
Deferred financing costs on mortgage notes	—	(3,221)
Borrowings from construction loans	7,138	8,042
Repayments of construction loans	—	(37,000)
Repayments of related party notes assumed on acquisition	(1,332)	—
Proceeds from issuance of preferred stock	6,877	31,315
Redemption of preferred stock	(1,839)	(943)
Offering costs paid on issuance of preferred stock	(888)	(3,029)
Repurchase of unsecured promissory notes	(755)	(250)
Proceeds from issuance of Series A Convertible Preferred Stock	13,008	—
Offering costs paid on issuance of Series A Convertible Preferred Stock	(1,647)	—
Proceeds from issuance of common stock	5,980	14,103
Repurchase of common stock/OP Units	(20,234)	(19,626)
Offering costs paid on issuance of common stock	(557)	(1,188)
Distributions to convertible preferred stockholders	(70)	—
Distributions to common stockholders	(4,976)	(6,246)
Distributions to noncontrolling interests - limited partners	(5,854)	(5,688)
Distributions to noncontrolling interests - partially owned entities	(39)	(126)
Net cash (used in) provided by financing activities	(60,161)	23,154
Net increase in cash and cash equivalents and restricted cash	5,458	12,500
Cash and cash equivalents and restricted cash, beginning of period	90,813	95,524
Cash and cash equivalents and restricted cash, end of period	$96,271	$108,024

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$72,162	$87,174
Restricted cash	24,109	20,850
Total cash and cash equivalents and restricted cash	$96,271	$108,024

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
(Decrease) increase in accrued deferred offering costs	$(423)	$225
Distributions reinvested in common stock	$724	$696
Changes in accrued capital expenditures	$(6,240)	$771
Paid-in-kind interest related to construction	$1,083	$1,059
Changes in accrued redemptions	$(5,656)	$2,861
Cottonwood Lighthouse Point Acquisition
Real estate assets, net of cash acquired	$86,961	$—
Mortgage note	$47,581	$—
Other assets and liabilities assumed, net	$(2,426)	$—
Value of OP Units issued for real estate assets	$3,322	$—
Alpha Mill acquisition of additional interests
Value of OP Units issued for additional investment in unconsolidated real estate entity	$—	$19,829

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

We conducted our initial public offering of common stock (the “Initial Offering”) from August 13, 2018 to December 22, 2020, for which we raised gross proceeds of $122.0 million. The Initial Offering ended in December 2020. In November 2021, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of March 31, 2024, we have raised gross proceeds of $209.7 million from the Follow-on Offering, including $5.4 million proceeds from the DRP Offering.

Since November 2019, we have periodically conducted private placement offerings exempt from registration under the Securities Act pursuant to which we have offered for sale to accredited investors preferred stock at a purchase price of $10.00 per share of preferred stock (the “Private Offerings”). As of March 31, 2024, we have raised gross proceeds of $235.9 million from the Private Offerings. Additional information about our preferred stock is included in Note 7 and Note 8 to these financial statements.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of March 31, 2024, our portfolio consists of ownership interests or structured investment interests in 36 multifamily apartment communities with a total of 10,371 units, including 1,868 units in six multifamily apartment communities in which we have a structured investment interest and another 987 units in four multifamily apartment communities under construction or in lease-up. In addition, we have an ownership interest in four land sites we plan to develop. We operate as one reportable segment comprised of multifamily real estate.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the period ending December 31, 2023 filed with the SEC. As our comprehensive income is equivalent to net income, our accompanying condensed consolidated financial statements do not include a Statement of Other Comprehensive Income.

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

Investments in Real-Estate Related Loans

Investments in Real-Estate Related Loans are mezzanine loans issued to entities pursuing apartment developments. Interest is recorded over the life of the mezzanine loan as other revenues on the statement of operations.

Each mezzanine loan is analyzed to determine if it is impaired. A mezzanine loan is impaired if it is probable that we will not collect all contractually due principal and interest. As of March 31, 2024 and December 31, 2023, no mezzanine loans were impaired.

We estimate an allowance for credit losses for each mezzanine loan using relevant available information relating to past events, current conditions, and reasonable forecasts. As of March 31, 2024 and December 31, 2023, the allowance for credit losses on our mezzanine loans was not significant.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets (in thousands):

	March 31, 2024	December 31, 2023
Land	$260,329	$257,553
Buildings and improvements	1,449,242	1,429,689
Furniture, fixtures and equipment	62,155	63,015
Intangible assets	38,300	37,158
Construction in progress (1)	24,165	17,995
	1,834,191	1,805,410
Less: Accumulated depreciation and amortization	(158,956)	(156,264)
Real estate assets, net	$1,675,235	$1,649,146

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.

Sale of Cottonwood West Palm

On February 29, 2024, we sold Cottonwood West Palm for net proceeds of $34.0 million. We recorded a net gain on sale of $26.6 million.

Asset Acquisitions

The following table summarizes the purchase price allocation of the real estate assets acquired during the three months ended March 31, 2024 (in thousands):

			Allocated Amounts
Property	Location	Date Consolidated	Building	Land	Land Improvements	Personal Property	Lease Intangibles	Total
Cottonwood Lighthouse Point	Pompano Beach, FL	3/28/24	$72,046	$12,156	$1,114	$1,167	$2,360	$88,843

Cottonwood Lighthouse Point was consolidated in March 2024 when we issued 259,246 operating partnership units in CROP (“OP Units”) and assumed $1.3 million in related party notes and interest to acquire the remaining 13.23% tenant-in-common interests in the property. The value of the OP Units was $3.3 million. Cottonwood Lighthouse Point was previously accounted for as an equity method investment.

4.    Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of March 31, 2024 and December 31, 2023 (in thousands):

			Balance at
Property / Development	Location	% Owned	March 31, 2024	December 31, 2023
Stabilized Properties
Alpha Mill (1)	Charlotte, NC	73.7%	$29,142	$29,522
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	11,391	11,817
Cottonwood Lighthouse Point (1) (2)	Pompano Beach, FL	100.0% (2)	—	38,852
Fox Point (1)	Salt Lake City, UT	52.8%	13,183	13,533
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	6,526	6,713
Preferred Equity Investments
Lector85	Ybor City, FL		11,760	11,387
Astoria West	Queens, NY		24,173	23,406
417 Callowhill	Philadelphia, PA		40,618	38,028
Infield	Kissimmee, FL		12,443	11,942
Other			501	516
Total			$149,737	$185,716

(1) We account for our tenant-in-common interests in these properties as equity method investments.
(2) On March 28, 2024, we issued 259,246 OP Units and assumed $1.3 million in related party notes and interest to acquire the remaining 13.2% tenant-in-common interests in Cottonwood Lighthouse Point, bringing our ownership to 100% and resulting in the consolidation of the property from that date onward. The value of the OP Units issued was $3.3 million.

Equity in losses for our stabilized properties for the three months ended March 31, 2024 and 2023 were $1.5 million and $1.3 million, respectively.

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value method. Equity in earnings for our preferred equity investments for both the three months ended March 31, 2024 and 2023 were $2.9 million.

During the three months ended March 31, 2024, we funded $1.3 million towards the 417 Callowhill preferred equity investment, bringing our total funding to our committed amount of $33.4 million. As of March 31, 2024, we had fully funded our commitments on the Lector85, Astoria West, 417 Callowhill and Infield preferred equity investments.

5.    Debt
Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of March 31, 2024 and December 31, 2023 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	March 31, 2024	December 31, 2023
Fixed rate loans
Fixed rate mortgages	4.49%	4.8 Years	$855,209	$891,319
Total fixed rate loans			855,209	891,319
Variable rate loans (2)
Floating rate mortgages	5.43% (3)	7.0 Years	167,134	131,153
Variable rate revolving credit facility (4)	7.92%	3.7 Years	6,000	12,400
Total variable rate loans			173,134	143,553
Total secured loans			1,028,343	1,034,872
Unamortized debt issuance costs			(5,746)	(7,067)
Premium on assumed debt, net			(5,558)	(5,353)
Mortgage notes and revolving credit facility, net			$1,017,039	$1,022,452

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed.
(2) The interest rates of our variable rate loans are based on 30-Day Average SOFR or one-month SOFR (CME Term).
(3) Includes the impact of interest rate caps in effect on March 31, 2024.
(4) Our variable rate revolving credit facility is secured by Parc Westborough with the option to add an additional property as collateral by December 14, 2024. We may obtain advances on the facility up to $100.0 million, as long as certain loan-to-value ratios and other requirements are maintained. At March 31, 2024, the amount on our variable rate revolving credit facility was capped at $41.3 million primarily due to the interest rate environment and the applicable debt-service coverage ratio.

The fixed and variable rate mortgages as of March 31, 2024 no longer include the related debt for Cottonwood West Palm, which was sold in February 2024 and which previously included both a fixed and variable debt component. Floating rate mortgages as of March 31, 2024 include the variable rate mortgage of Cottonwood Lighthouse Point, which was consolidated from March 28, 2024 onward. See Note 3 and Note 4 above for additional discussion related to the Cottonwood West Palm and Cottonwood Lighthouse Point transactions.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of March 31, 2024.

Construction Loans

Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at March 31, 2024	Amount Drawn at December 31, 2023
Cottonwood Broadway	One-Month BSBY (1) + 2.9%	May 15, 2025	$44,625	$41,891	$41,891
Cottonwood Highland	30-Day Average SOFR + 2.55%	May 1, 2029	44,250	42,675	39,790
805 Riverfront	One-Month SOFR + 4.35%	May 30, 2026	55,400	53,646	48,310
The Westerly	One-Month SOFR + 3.0%	July 12, 2028	42,000	—	—
			$186,275	$138,212	$129,991

(1) The Bloomberg Short-Term Yield Index (“BSBY”) will cease as an index after November 15, 2024. We expect the Broadway loan will be refinanced in 2024 before the cessation of BSBY, although there are provisions in the Broadway loan documents for a conversion to Term SOFR if needed.

Unsecured Promissory Notes, Net

CROP issued notes to foreign investors outside of the United States. These notes are unsecured and subordinate to all of CROP's debt. Each note had or has extension options, at our discretion, during which the interest rate increases 0.25% each year.
Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date (1) (2)	Maximum Extension Date	March 31, 2024	December 31, 2023
2017 6% Notes (1)	$35,000	6.50%	December 31, 2024 (1)	December 31, 2024	$20,008	$20,308
2019 6% Notes (2)	25,000	6.25%	December 31, 2024 (2)	December 31, 2025	21,350	21,575
	$60,000				$41,358	$41,883

(1) We exercised our final option to extend the maturity date on our 2017 6% Notes for one additional year to December 31, 2024, which increased the interest rate to 6.5% for the period from January 1, 2024 to December 31, 2024.

(2) We exercised the option to extend the maturity date on our 2019 6% Notes for one additional year to December 31, 2024, which increased the interest rate to 6.25% for the period from January 1, 2024 to December 31, 2024.

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to March 31, 2024 are as follows (in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Unsecured Promissory Notes	Total
2024 (1)	$351	$95,537	$41,358	$137,246
2025	1,353	—	—	1,353
2026	99,060	—	—	99,060
2027	364,143	—	—	364,143
2028	72,443	—	—	72,443
Thereafter	490,993	42,675	—	533,668
	$1,028,343	$138,212	$41,358	$1,207,913

(1) Of the amounts maturing in 2024, $21.4 million relates to our 2019 6% Unsecured Promissory Notes, which can be extended to December 31, 2025. An additional $41.9 million relates to the construction loan for Cottonwood Broadway, which can be extended to May 15, 2025, subject to the satisfaction of certain conditions, and $53.6 million relates to the construction loan for 805 Riverfront, which can be extended for two one-year periods to May 30, 2026, subject to the satisfaction of certain conditions. We intend to refinance the loans on Cottonwood Broadway and 805 Riverfront in May 2024.

6.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real estate-related loans	$12,080	$12,176	$8,703	$8,777
Total	$12,080	$12,176	$8,703	$8,777

Financial Liability:
Fixed rate mortgages	$855,209	$836,961	$891,319	$869,248
Floating rate mortgages	$167,134	$165,385	$131,153	$129,540
Variable rate revolving credit facility	$6,000	$6,000	$12,400	$12,400
Construction loans	$138,212	$138,212	$129,991	$129,991
Series 2019 Preferred Stock	$122,089	$122,089	$124,266	$124,266
Series 2023 Preferred Stock	$90,253	$90,253	$83,567	$83,567
Series 2023-A Preferred Stock	$2,950	$2,950	$2,850	$2,850
Preferred interest liability	$15,300	$15,300	$15,300	$15,300
Unsecured promissory notes	$41,358	$41,358	$41,883	$41,883
Total	$1,438,505	$1,418,508	$1,432,729	$1,409,045

All financial instruments in the table above are categorized as Level 2 in the fair value hierarchy.

7.    Preferred Stock

We have three classes of preferred stock outstanding as of March 31, 2024: Series 2019, Series 2023, and Series 2023-A that are accounted for as liabilities on the condensed consolidated balance sheets as they are mandatorily redeemable. Information on these classes of preferred stock as of March 31, 2024 and December 31, 2023 is as follows:

					Shares Outstanding at
	Dividend Rate	Extension Dividend Rate	Redemption Date	Maximum Extension Date	March 31, 2024	December 31, 2023
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2024 (1)	December 31, 2025	12,208,896	12,426,596
Series 2023 Preferred Stock	6.0%	6.5% (2)	June 30, 2027	June 30, 2029	9,025,289	8,356,724
Series 2023-A Preferred Stock	7.0%	N/A	December 31, 2027	N/A	295,000	285,000

(1) Prior to the original December 31, 2023 redemption date, we exercised our first extension option for the Series 2019 Preferred Stock, which increased the dividend rate to 6.0% and extended the redemption date to December 31, 2024.

(2) Represents the fully extended dividend rate. During the first-year extension, the dividend rate is 6.25%.
Our Series 2019 Preferred Stock was fully subscribed and terminated in March 2022. The offering of Series 2023 Preferred Stock commenced in December 2022 and is ongoing, with our first shares issued in early 2023. The offering of Series 2023-A Preferred Stock commenced in July 2023, and is ongoing, with our first shares issued in August 2023. During the three months ended March 31, 2024, we issued $6.7 million of Series 2023 Preferred Stock and we issued $0.1 million of Series 2023-A Preferred Stock. During the three months ended March 31, 2024 and 2023, we incurred $1.8 million and $1.7 million in dividends on our Series 2019 Preferred Stock, respectively, and we incurred $1.3 million and $0.2 million in dividends on our Series 2023 Preferred Stock, respectively. During the three months ended March 31, 2024, we incurred $0.1 million in dividends on our Series 2023-A Preferred Stock. Dividends on preferred stock accounted for as liabilities are recorded through interest expense.
During the three months ended March 31, 2024 and 2023, we repurchased 217,700 shares of Series 2019 Preferred Stock for $2.1 million and 96,319 shares of Series 2019 Preferred Stock for $0.9 million, respectively. No shares of our Series 2023 Preferred Stock or our Series 2023-A Preferred Stock were repurchased during the three months ended March 31, 2024 or 2023.

8.    Stockholders' Equity
Convertible Preferred Stock

As of March 31, 2024, there were 1,578,608 shares of the Convertible Preferred Stock issued and outstanding. For the three months ended March 31, 2024, we paid aggregate dividends on our Convertible Preferred Stock of $0.1 million.

Common Stock

The following table details the movement in the Company's outstanding shares for each class of common stock:

	Three Months Ended March 31, 2024
	Class T	Class D	Class I	Class A	Total
December 31, 2023	3,917,218	202,743	4,296,443	23,231,877	31,648,281
Issuance of common stock	141,143	2,496	302,137	—	445,776
Distribution reinvestment	14,575	250	10,605	27,758	53,188
Exchanges and transfers (1)	—	—	42,853	—	42,853
Repurchases of common stock	(169,993)	—	(73,107)	(735,641)	(978,741)
March 31, 2024	3,902,943	205,489	4,578,931	22,523,994	31,211,357

(1) Exchanges represent the number of shares OP Unit holders have exchanged for Class I shares during the period. Transfers represent Class T shares that were converted to Class I shares during the period, of which there were none during the three months ended March 31, 2024.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the three months ended March 31, 2024, we paid aggregate distributions of $5.7 million, including $0.7 million of distributions reinvested through our distribution reinvestment plan.

We declared the following monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2024	$0.06083333	$0.73
February 29, 2024	$0.06083333	$0.73
March 31, 2024	$0.06083333	$0.73

Repurchases

During the three months ended March 31, 2024, we repurchased 978,741 shares of common stock pursuant to our share repurchase program for $12.6 million, at an average repurchase price of $12.80. We had no unfulfilled repurchase requests during the three months ended March 31, 2024.

9.    Related-Party Transactions
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

Management fees to our advisor for the three months ended March 31, 2024 and 2023 were $3.1 million and $4.8 million, respectively.

Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us. There were no acquisition expense reimbursements for the three months ended March 31, 2024 and 2023.

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

Due to the decrease in the value of our net assets, no performance participation allocation was incurred during the three months ended March 31, 2024 or during 2023. In March 2023, the $20.3 million performance participation allocation incurred as a result of the increase in the value of our net assets and dividends paid to stockholders during the year ended December 31, 2022 was paid in cash.

Block C

We, through our indirect subsidiaries, have a joint venture investment in Block C for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North and The Archer. As of March 31, 2024, entities affiliated with us and our advisor (the “Affiliated Members”) have made aggregate capital contributions of $10.9 million towards the joint venture. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs act of 2017. As of March 31, 2024, our ownership in the Block C joint venture was 82.4%.

Assumption of Related Party Notes and Interest

On March 28, 2024, we acquired all of the outstanding tenant-in-common interests in Cottonwood Lighthouse Point from an unaffiliated third party. As part of the transaction, we assumed $1.3 million of notes and accrued interest held by an affiliate of the seller of the tenant-in-common interests in favor, directly and indirectly, of nine of our executive officers. Subsequent to the transaction, we paid the amount outstanding under the notes to the executive officers.

10.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

OP Units and LTIP Units are units in CROP not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”
OP Units - During the three months ended March 31, 2024 and 2023, we paid aggregate distributions to noncontrolling OP Unit holders of $5.9 million and $5.7 million, respectively.
LTIP Units - As of March 31, 2024, there were 866,022 unvested time LTIP awards and 521,753 unvested performance LTIP awards outstanding. LTIP Unit award share-based compensation, included within share-based compensation in the condensed consolidated statement of stockholders’ equity, was $0.9 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively. Total unrecognized compensation expense for LTIP Units at March 31, 2024 is $6.4 million and is expected to be recognized on a straight-line basis through December 2027.

Noncontrolling Interests - Partially Owned Entities

As of March 31, 2024, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 63%, with the average being 11%.

11.    Commitments and Contingencies

2215 Hollywood

As of March 31, 2024, we had funded $2.0 million and had a remaining commitment of $8.0 million on the 2215 Hollywood Mezzanine Loan.

Monrovia Station

As of March 31, 2024, we had funded $10.2 million and had a remaining commitment of $10.0 million on the Monrovia Station Junior Mezzanine Loan.

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of March 31, 2024, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

12.    Earnings Per Share
The following table sets forth the computation of our net income (loss) per share - basic and net income (loss) per share - diluted (in thousands except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator for net income (loss) per share - basic:
Net income (loss)	$7,063	$(17,860)
Net (income) loss attributable to noncontrolling interests - limited partners	(3,856)	8,397
Net loss attributable to noncontrolling interests - partially owned entities	712	44
Preferred distributions	(143)	—
Numerator for net income (loss) per share - basic	$3,776	$(9,419)
Numerator for net income (loss) per share - diluted:
Net income (loss)	$7,063	$(17,860)
Net loss attributable to noncontrolling interests - limited partners	—	8,397
Net loss attributable to noncontrolling interests - partially owned entities	712	44
Preferred distributions	(143)	—
Numerator for net income (loss) per share - diluted	$7,632	$(9,419)
Denominator for net income (loss) per share - basic and diluted:
Denominator for net income (loss) per share - basic	31,581,072	35,603,420
Effect of dilutive securities:
Convertible Preferred Shares	693,605	—
OP Units	29,477,235	—
Long term compensation shares/units	2,610,808	—
Denominator for net income (loss) per share - diluted	64,362,720	35,603,420
Net income (loss) per common share - basic	$0.12	$(0.26)
Net income (loss) per common share - diluted	$0.12	$(0.26)
13.    Subsequent Events
We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Alpha Mill Tenant In Common Acquisition

On April 26, 2024, we acquired all of the outstanding tenant-in-common interests in Alpha Mill from an unaffiliated third party in exchange for 858,158 OP Units, increasing our ownership from 73.7% to 100%.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our business, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. You should not rely on these forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our actual results, performance and achievements may be materially different from those expressed or implied by these forward-looking statements.

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

In particular, the current combination of the continued economic slowdown, increases in interest rates and significant inflation as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. Continued disruptions in the financial markets and economic uncertainty could adversely affect our operations

•We have paid distributions from offering proceeds and may continue to fund distributions with offering proceeds. We have not established a limit on the amount of proceeds from our offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have less funds available for investment in multifamily apartment communities and multifamily real estate-related assets and the overall return to our stockholders may be reduced. Distributions may also be paid from other sources such as borrowings, advances or the deferral of fees and expense reimbursements. These distributions may constitute a return of capital.

•All of our officers and our affiliated directors are also officers and stakeholders of our sponsor, advisor and their affiliates and, as a result, are subject to conflicts of interest, including conflicts arising from time constraints and the fact that the fees our advisor receives for services rendered to us are based on our NAV, which our advisor is responsible for determining.

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

As of March 31, 2024, we raised $331.7 million from the sale of common stock in our public offerings and $235.9 million from the sale of our preferred stock in periodic private offerings to accredited investors (the “Private Offerings”). We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored OP Units in CROP.

As of our March 31, 2024 NAV, we had a portfolio of $2.3 billion in total assets, with 71.9% of our equity value in operating properties, 18.1% in development and 10.0% in real estate-related investments. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.

Highlights for the Three Months Ended March 31, 2024

The following highlights activities that occurred during the three months ended March 31, 2024:

•Net income attributable to common stockholders was $0.12 per diluted share compared to net loss attributable to common stockholders of $(0.26) per diluted share for the same period in the prior year. The increase was primarily due to the gain on sale of West Palm referenced below.
•Same store net operating income (“Same Store NOI”) was $23.6 million, consistent with the same period in the prior year.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $(0.04) per diluted share/unit compared to $(0.04) for the same period in the prior year. Core FFO was $0.00 per diluted share/unit, compared to $0.07 for the same period in the prior year. The decrease is primarily due to higher interest rates.
•Net asset value was $12.6916 per share/unit at March 31, 2024, compared to $13.4538 per share/unit at December 31, 2023.
•Funded the final $1.3 million of our $33.4 million preferred equity investment in the 417 Callowhill development.
•Sold Cottonwood West Palm for net proceeds of $34.0 million, recording a net gain on sale of $26.6 million.
•Acquired the remaining tenant-in-common interests of Cottonwood Lighthouse Point.
•We raised $6.0 million of net proceeds from the sale of Series 2023 and Series 2023-A Preferred Stock.
•We raised $11.9 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•We raised $5.4 million of net proceeds from the sale of our common stock issued under our registered follow-on public offering.
•We repurchased $14.6 million of common stock and OP Units at an average discount of 3% to NAV.

Our Investments

Information regarding our investments as of March 31, 2024 is as follows:

Stabilized Properties ($ in thousands, except net effective rent)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
Alpha Mill	Charlotte, NC	267	830	May 2021	$69,500		$39,044	$1,675	96.63%	73.71%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,503	93.51%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	1,397	96.21%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,495	95.15%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		34,846	2,032	93.48%	100.00%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,259	90.12%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		48,049	1,468	92.50%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,849	94.72%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,694	91.37%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,721	94.14%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		46,000	1,454	95.98%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		53,401	1,617	91.45%	100.00%
Melrose	Nashville, TN	220	951	May 2021	67,400		56,600	1,827	95.00%	100.00%
Melrose Phase II	Nashville, TN	139	675	May 2021	40,350		32,400	1,573	92.81%	100.00%
Parc Westborough	Boston, MA	249	1,008	May 2021	74,000		6,000	2,386	96.79%	100.00%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,525	(2)	43,453	1,893	92.74%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,805	94.17%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,406	97.64%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,367	1,082	93.25%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,731	92.95%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,373	1,713	94.66%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,576	96.41%	84.19%
Sugarmont	Salt Lake City, UT	341	904	May 2021	139,792	(2)	91,200	2,222	96.18%	99.00%	(3)
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,581	97.21%	98.68%
The Marq Highland Park (4)	Tampa, FL	239	999	May 2021	65,700		46,802	2,121	96.65%	100.00%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,296	94.10%	58.60%
Total / Weighted-Average		7,516	950		$1,800,897		$1,217,375	$1,713	94.57%	92.16%

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

(4) Data from commercial retail units are excluded from number of units and physical occupancy.

Development/Lease Up Properties ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Total Project Investment	Construction Debt Outstanding (1)	Physical Occupancy Rate (2)	Percentage Owned by CROP
Cottonwood Broadway	Salt Lake City, UT	254	817	May 2021	$79,476	$41,891	64.57%	100.00%
Cottonwood Highland (3)	Salt Lake City, UT	250	757	May 2021	65,145	42,675	31.20%	36.93% (2)
805 Riverfront	West Sacramento, CA	285	746	September 2023	104,688	53,646	27.02%	100.00%
The Westerly (4)	Salt Lake City, UT	198	808	May 2021 (4)	19,291	—	—%	82.45%
Total		987			$268,600	$138,212

(1) Construction debt outstanding is shown as if CROP owned 100% of the development property.
(2) Cottonwood Broadway, Cottonwood Highland, and 805 Riverfront were completed in the fourth quarter of 2023. The Westerly is estimated to be completed in the second quarter of 2026.
(3) Excludes the commercial data in unit count. CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project.
(4) Construction on The Westerly began in July 2023. The amount above includes contributions from the Block C Joint Venture to The Westerly as of March 31, 2024 including the related land cost and capital expenditures. Refer to the land held for development table below for additional information on the Block C Joint Venture.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
Lector85	Ybor City, FL	Preferred Equity	August 2019	254	$9,900	$9,900
Astoria West	Queens, NY	Preferred Equity	July 2020	534	15,000	15,000
417 Callowhill	Philadelphia, PA	Preferred Equity	November 2022	220	33,413	33,413
2215 Hollywood	Hollywood, FL	Mezzanine Loan	April 2023	180	10,045	2,000
Monrovia Station	Monrovia, CA	Mezzanine Loan	July 2023	296	20,150	10,176
Infield	Kissimmee, FL	Preferred Equity	November 2023	384	11,400	11,400
Total				1,868	$99,908	$81,889

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	1.69 acres	May 2021	$40,136	82.45%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,521	100.00%
Galleria	Salt Lake City, UT	26.07 acres	September 2022	29,580	100.00%
Total				$77,237

(1) The Block C Joint Venture includes land held for development for Millcreek North and The Archer multifamily development projects as well as cash held at the joint venture for future investment. The Block C joint venture also includes The Westerly, which is reflected in the separate development property table above.

Results of Operations

Our results of operations for the three months ended March 31, 2024 and 2023 are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023	Change
Revenues
Rental and other property revenues	$34,355	$35,581	$(1,226)
Property management revenues	2,339	3,106	(767)
Other revenues	785	3	782
Total revenues	37,479	38,690	(1,211)
Operating expenses
Property operations expense	13,901	13,109	792
Property management expense	4,709	4,257	452
Asset management fee	3,144	4,786	(1,642)
Depreciation and amortization	14,954	15,412	(458)
General and administrative expenses	1,767	3,299	(1,532)
Total operating expenses	38,475	40,863	(2,388)
Loss from operations	(996)	(2,173)	1,177
Equity in earnings of unconsolidated real estate entities	1,368	1,647	(279)
Interest income	473	403	70
Interest expense	(21,657)	(17,584)	(4,073)
Gain on sale of real estate assets	26,638	1,031	25,607
Other income (expense)	1,222	(1,418)	2,640
Income (loss) before income taxes	7,048	(18,094)	25,142
Income tax benefit	15	234	(219)
Net income (loss)	7,063	(17,860)	24,923
Net (income) loss attributable to noncontrolling interests:
Limited partners	(3,856)	8,397	(12,253)
Partially owned entities	712	44	668
Net income (loss) attributable to controlling interests	3,919	(9,419)	13,338
Less preferred stock dividends	143	—	143
Net earnings (losses) attributable to common stockholders	$3,776	$(9,419)	$13,195

Weighted-average common shares outstanding - basic	31,581,072	35,603,420
Weighted-average common shares outstanding - diluted	64,362,720	35,603,420

Net income (loss) per common share - basic	$0.12	$(0.26)
Net income (loss) per common share - diluted	$0.12	$(0.26)

Comparison of the Three Months Ended March 31, 2024 and 2023

Rental and Other Property Revenues

Rental and other property revenues decreased $1.2 million primarily due to $2.9 million of decreased revenues from the sale of Cottonwood One Upland and Cottonwood West Palm. The deconsolidation of Cottonwood Lighthouse Point in February 2023 also accounted for $0.8 million of the decrease. This was offset by revenues of $0.8 million from Melrose Phase II, a property consolidated in 2023, and revenues of $1.1 million from 805 Riverfront, Cottonwood Broadway and Cottonwood Highland, developments that were completed in 2023 and that are currently in the lease-up stage. The remaining increase is due to higher rents on stabilized properties.

Property Operations Expense

Property operations expense increased $0.8 million primarily due to increased operating expenses of $0.2 million from the consolidation of Melrose Phase II and $1.5 million from the three developments completed in 2023 that are currently in the lease-up stage. This was offset by $0.7 million in decreased operating expenses from the sale of Cottonwood One Upland and Cottonwood West Palm. The deconsolidation of Cottonwood Lighthouse Point in February 2023 also accounted for $0.4 million in decreased operating expenses.

Asset Management Fee

Asset management fees to our advisor decreased $1.6 million due to the decrease in gross asset values under management for the three months ended March 31, 2024 compared to the same period in the prior year.

Interest Expense

Interest expense increased $4.1 million. The three developments completed in 2023 contributed additional interest expense of $3.2 million. The consolidation of Melrose Phase II in 2023 accounted for $0.3 million of the increase, higher interest rates and mortgage balances accounted for $1.2 million of the increase, and the issuance of 2023 Preferred Stock accounted for $1.8 million of the increase. This was offset by a $1.4 million reduction in interest expense from discounts on Series 2019 Preferred being fully accreted, and reductions in interest expense from the sale of Cottonwood One Upland and Cottonwood West and the deconsolidation of Cottonwood Lighthouse Point.

Gain on Sale of Real Estate Assets

The $26.6 million gain on sale of real estate in the first quarter of 2024 was from the sale of Cottonwood West Palm in February 2024. The $1.0 million gain on sale of real estate in the first quarter of 2023 was from the sale of a partial interest in Cottonwood Lighthouse Point in February 2023.

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

We evaluate the performance of our operating properties using a same store analysis because the population of properties is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. Our same store portfolio includes consolidated and unconsolidated stabilized properties which we manage and have ownership interests in for the entirety of both current and prior years. Operating properties excluded from same store include development properties that have undergone lease up, properties that have been acquired and/or consolidated during the same store reporting period, and properties that have been sold during the same store reporting period. We believe the drivers of NOI for our consolidated stabilized properties listed above are generally the same for our unconsolidated properties, of which we own on average 64.0%. Therefore we evaluate same store NOI based on our ownership in the properties within the same store portfolio. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

For the three months ended March 31, 2024, our same store portfolio consisted of 22 consolidated properties, representing approximately 6,300 units, and 4 unconsolidated properties, representing approximately 1,200 units. Lighthouse was consolidated on March 28, 2024. The weighted-average occupancy rate for the same store portfolio was 94.6% and 94.0% at March 31, 2024 and 2023, respectively.

The following table reconciles rental and other property revenues less property operations expense (“Consolidated Property NOI”) from the condensed consolidated statement of operations to Same Store NOI for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Reconciliation of Consolidated Property NOI to Same Store NOI
Rental and other property revenues	$34,355	$35,581
Property operations expense	13,901	13,109
Consolidated Property NOI	20,454	22,472
Less: Non-same store NOI
Lease up properties	463	—
Sold properties	(559)	(2,625)
Non-core property expenses, net	65	341
NOI attributable to noncontrolling interests	(365)	(357)
Same store NOI from consolidated activity	20,058	19,831
Same store NOI from unconsolidated activity	3,575	3,731
Same store NOI	$23,633	$23,562

The following table reconciles equity in earnings of unconsolidated real estate entities from the condensed consolidated statement of operations to same store net operating income from unconsolidated properties ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Equity in earnings of unconsolidated real estate entities	$1,368	$1,647
Adjustments to arrive at same store net operating income
Equity in earnings from preferred equity investments	(2,917)	(2,921)
Equity in losses from depreciation and amortization	2,287	1,804
Non-same store property equity in earnings (losses)	—	112
Equity in losses on non-core property expense and other adjustments (1)	2,837	3,089
Same store NOI - unconsolidated properties	3,575	3,731

(1) Property management expenses and other expenses charged by us to our consolidated properties are eliminated. For consistency with consolidated property NOI, same store NOI - unconsolidated properties has been adjusted to remove property management expenses and other expenses at unconsolidated properties that are eliminated with consolidated properties. We apply our ownership percentage at March 31, 2024 for all periods presented. Since equity in earnings is calculated using our ownership percentage throughout the year (which may change as interests are acquired or sold), adjustments have also been made to apply the ownership percentage at March 31, 2024 throughout the reporting period to be consistent with consolidated property NOI.

Comparison of the Three Months Ended March 31, 2024 and 2023

Same store NOI was consistent for the three months ended March 31, 2024 when compared to the same period in the prior year. The weighted-average rents for the same store portfolio was $1,713 and $1,710 at March 31, 2024 and 2023, respectively. The increase in rents was offset by increased costs, primarily insurance.

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

The following table presents the calculation of FFO and Core FFO (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to controlling interests	$3,919	$(9,419)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	14,279	14,623
Depreciation and amortization from unconsolidated real estate entities	2,287	1,804
Gain on sale of real estate assets	(26,638)	(1,031)
Loss (income) allocated to noncontrolling interests - limited partners	3,856	(8,397)
Amount attributable to above from noncontrolling interests - partially owned entities	(505)	(435)
Funds from operations attributable to common stockholders and unit holders	(2,802)	(2,855)
Adjustments:
Amortization of intangible assets	675	789
Amortization of debt issuance costs	739	525
Accretion of discount on preferred stock	685	1,476
Share-based compensation	982	1,143
Promote from incentive allocation agreement (tax effected)	(40)	—
Loss on debt extinguishment	1,239	1,135
(Gains) losses on derivatives	(594)	1,347
Legal costs and settlements, net	(703)	304
Other adjustments (1)	(390)	148
Amount attributable to above from noncontrolling interests and unconsolidated entities	7	816
Core funds from operations attributable to common stockholders and unit holders	$(202)	$4,828

FFO per common share and unit - diluted	$(0.04)	$(0.04)
Core FFO per common share and unit - diluted	$0.00	$0.07
Weighted-average diluted common shares and units outstanding	64,362,720	67,344,109

(1) Other adjustments include acquisition fees and expenses, insurance losses, and other miscellaneous non-cash or non-recurring items.

Refer to “Results of Operations” and “Same Store Results of Operations” above for further detail.

Weighted-average dilutive common shares and units are as follows:

	Three Months Ended March 31,
	2024	2023
Dilutive weighted-average Series A Convertible Preferred shares	693,606	—
Weighted-average common shares	31,581,072	35,603,420
Weighted-average limited partnership unit	32,088,042	31,740,689
Weighted-average common shares and units outstanding	64,362,720	67,344,109

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a March 31, 2024 NAV per share for our outstanding Class T, Class D, Class I, and Class A shares of $12.6916.

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

Our total NAV in the following table includes the NAV of our outstanding classes of common stock, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of March 31, 2024 (in thousands except share data):

Components of NAV*	As of 3/31/2024
Investments in Multifamily Operating Properties	$1,868,111
Investments in Multifamily Development Properties	278,248
Investments in Real Estate-Related Structured Investments	103,519
Investments in Land Held for Development	43,773
Operating Company and Other Net Current Assets	10,142
Cash and Cash Equivalents	17,008
Secured Real Estate Financing	(1,241,596)
Subordinated Unsecured Notes	(41,358)
Preferred Equity	(215,592)
Convertible Preferred Equity	(15,786)
Net Asset Value	$806,469
Fully-diluted Shares/Units Outstanding	63,543,568

* Presented as adjusted for our economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2024 (in thousands, except share and per share data):

	Class
	T	D	I	A	OP(1)	Total
As of March 31, 2024
Monthly NAV	$49,535	$2,608	$58,825	$285,865	$409,636	$806,469
Fully-diluted Outstanding Shares/Units	3,902,943	205,489	4,634,955	22,523,994	32,276,187	63,543,568
NAV per Fully-diluted Share/Unit	$12.6916	$12.6916	$12.6916	$12.6916	$12.6916

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the Independent Appraisal Firms in the discounted cash flow methodology used in the March 31, 2024, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.82%	5.49%
Development Assets	6.66%	5.25%

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

A change in these assumptions would impact the calculation by the Independent Appraisal Firms of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.3%	4.4%
	0.25% increase	(2.2)%	(0.4)%
Exit Capitalization Rate	0.25% decrease	3.0%	6.0%
	0.25% increase	(2.7)%	(1.8)%

* Presented as adjusted for our economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV (in thousands):

March 31, 2024
Stockholders’ equity	$218,725
Non-controlling interests attributable to limited partners	226,188
444,913
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	192,859
Deferred tax liability	620
Discount on preferred stock	(9,254)
Derivative assets	(4,187)
Convertible preferred shares	(15,786)
Unrealized net real estate and debt appreciation	197,304
NAV	$806,469

The following describes the adjustments to reconcile GAAP stockholders’ equity and CROP partners' capital per our condensed consolidated balance sheet to our NAV:

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
•Convertible preferred shares are treated as a reduction to NAV.
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

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended March 31, 2024, our total operating expenses were less than the 2%/25% Limitation.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are and will be for the acquisition of multifamily apartment communities and investments in multifamily real estate-related assets, including funding commitments on our structured investments; operating expenses, including the management fee we pay to our advisor and the performance participation allocation (when applicable); capital expenditures, including those on our development projects; general and administrative expenses; payments under debt obligations; repurchases of common and preferred stock; and payments of distributions to stockholders. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Private Offerings, our follow-on public offering, our credit facilities, other secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations.

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

As of March 31, 2024, we have $855.2 million of fixed rate debt and $311.3 million of variable rate debt, which includes $138.2 million of construction loans. We have interest rate cap hedging instruments on $220.8 million, or 71%, of our variable rate debt. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $41.4 million as of March 31, 2024.

We have a credit facility in place with JP Morgan that provides us with additional liquidity. Our JP Morgan Revolving Credit Facility, which was amended due to the sale of Cottonwood One Upland in December 2023, has a variable rate and is secured by Parc Westborough with the option to add an additional property as collateral by December 14, 2024. We may obtain advances secured against Parc Westborough (and an additional property if and when added to the facility) up to $100.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of March 31, 2024, we had advances of $6.0 million on the JP Morgan Revolving Credit Facility, with the amount we could borrow capped at $41.3 million primarily due to the current interest rate environment and the applicable debt-service coverage ratio.

One of our principal long-term liquidity requirements includes the repayment of maturing debt. Aggregate maturities will be $137.2 million for the year ended December 31, 2024 and for the years ending 2025 through 2028 will be $1.4 million, $99.1 million, $364.1 million, and $72.4 million, respectively, and $533.7 million in the aggregate thereafter. Of the $137.2 million maturing during the year ended December 31, 2024, we intend to refinance these loans before maturity, including $95.5 million of construction loans in May 2024.

We have issued and outstanding Series 2019 Preferred Stock, Series 2023 Preferred Stock and Series 2023-A Preferred Stock, each of which are similar in nature and are classified as liabilities on our condensed consolidated balance sheets due to the mandatory redemption of these instruments on a fixed date for a fixed amount. Each series must be redeemed for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on the redemption date. The Series 2019 Preferred Stock redemption date is December 31, 2024, subject to an additional one-year extension at our option. The Series 2023 Preferred Stock redemption date is June 30, 2027, subject to two one-year extensions at our option. The Series 2023-A Preferred Stock redemption date is December 31, 2027. As of March 31, 2024, we had 12.2 million shares outstanding for our Series 2019 Preferred Stock, 9.0 million shares outstanding for our Series 2023 Preferred Stock, and 0.3 million shares outstanding for our Series 2023-A Preferred Stock.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(1,086)	$(20,510)
Net cash provided by investing activities	66,705	9,856
Net cash (used in) provided by financing activities	(60,161)	23,154
Net increase in cash and cash equivalents and restricted cash	$5,458	$12,500

Net cash flows used in operating activities improved by $19.4 million compared to the same period in the prior year primarily due the absence of a performance participation allocation payment in 2024. The performance participation allocation payment in 2023 was $20.3 million. Cash from operations was negatively impacted by the sale of Cottonwood One Upland and Cottonwood West Palm and a higher interest rate environment.

Net cash flows provided by investing activities increased by $56.8 million compared to the same period in the prior year. Cash flows provided by investing activities during the three months ended March 31, 2024 included $82.4 million received from the sale of Cottonwood West Palm and $2.2 million in cash acquired with the consolidation of Cottonwood Lighthouse Point, offset by $13.2 million in cash used for development projects and capital improvements, $1.3 million funded toward preferred equity investments, and $3.4 million funded toward mezzanine loans. Cash flows provided by investing activities during the three months ended March 31, 2023 included $18.1 million of capital returned from investments in unconsolidated entities upon refinance and $4.6 million in net cash from the sale of a partial interest in Cottonwood Lighthouse Point, offset by $10.3 million in cash used for development projects and capital improvements and $2.6 million funded in preferred equity investments.

Cash flows from financing activities decreased $83.3 million compared to the same period in the prior year. This is primarily due to a decrease of $66.0 million in borrowings on our revolving credit facility, mortgage notes and construction loans, a decrease of $22.2 million in net cash from the issuance of preferred stock, and a decrease of $7.4 million in net cash from the issuance of common stock. This was offset by $11.4 million in net proceeds received from the issuance of Series A Convertible Preferred Stock.

Distributions

The following table shows distributions paid and cash flow (used in) provided by operating activities during the three months ended March 31, 2024 and the year ended December 31, 2023 (in thousands):

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Distributions paid in cash - convertible preferred stockholders	$70	$4
Distributions paid in cash - common stockholders	4,976	21,871
Distributions paid in cash to noncontrolling interests - limited partners	5,854	23,233
Distributions of DRP (reinvested)	724	2,353
Total distributions (1)	$11,624	$47,461

Source of distributions (2)
Paid from cash flows provided by operations	$—	$4,693
Paid from proceeds from realized investments	10,900	—
Paid from additional borrowings	—	40,415
Paid from offering proceeds	—	—
Offering proceeds from issuance of common stock pursuant to the DRP	724	2,353
Total sources	$11,624	$47,461

Net cash used in operating activities (2)	$(1,086)	$(22,569)

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

For the three months ended March 31, 2024, distributions declared to convertible preferred stockholders, common stockholders and limited partners were $0.1 million, $5.7 million and $5.9 million, respectively. For the three months ended March 31, 2024, we paid cash distributions to convertible preferred stockholders, common stockholders and limited partners of $0.1 million, $5.0 million and $5.9 million, respectively. For the three months ended March 31, 2024, our net income was $7.1 million. Cash flows used in operating activities for the three months ended March 31, 2024 was $1.1 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2023 for discussions of our critical accounting estimates. As of March 31, 2024, our critical accounting estimates have not changed from those described in that report.

Subsequent Events
Alpha Mill Tenant In Common Acquisition
On April 26, 2024, we acquired all of the outstanding tenant-in-common interests in Alpha Mill from an unaffiliated third party in exchange for 858,158 OP Units, increasing our ownership from 73.7% to 100%.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We are exposed to the effects of interest rate changes as we incur debt to maintain liquidity and to finance our real estate investment portfolio and operations. Interest rate changes affect our profitability and the value of our real estate investment portfolio. Our objective with interest rate risk is to reduce the potentially adverse effects of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that variable rate exposure is kept at an acceptable level. We also utilize a variety of derivative financial instruments, including interest rate caps. These financial instruments may be subject to the risk that losses on a hedge position will reduce the funds available for the payment of distributions to our stockholders and/or that the losses may exceed the amount we invested in the derivative instrument itself.

We have both fixed and variable rate debt. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes do affect the fair value of fixed rate instruments. As of March 31, 2024, the face value of our fixed rate mortgage debt was $855.2 million and the estimated aggregate fair value was $837.0 million. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher during the three months ended March 31, 2024, the fair value of our fixed rate debt would have decreased by $16.7 million.

Conversely, movements in interest rates on variable rate debt change future earnings and cash flows, but, other than changes in required risk premiums, do not significantly affect fair value. As of March 31, 2024, we had $311.3 million of variable rate debt outstanding, including $138.2 million of construction loans, with 29% of our variable rate debt not under rate cap hedging arrangements. If interest rates on non-hedged variable rate debt had been 100 basis points higher during the three months ended March 31, 2024, our interest expense would have increased by $227,455. Interest on construction loans prior to being placed in service is capitalized; therefore, the impact of a change in interest rates on our Consolidated Statements of Operations would be less than the total change, but we would incur higher cash payments and capitalized costs, resulting in greater depreciation in later years.

The weighted-average interest rate of our variable rate debt at March 31, 2024 was 5.43%. The interest rate represents the actual interest rate in effect at March 31, 2024 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2024 were applicable.

Credit Risk

For our structured investments, we are exposed to the risk of a borrower’s ability to perform pursuant to the terms of their obligations to us. We manage this credit risk by conducting a comprehensive due diligence process prior to making an investment and by actively monitoring the projects we have invested in. The performance and value of our real estate-related structured investments depend upon the sponsors’ ability to manage the development of the respective properties that serve as collateral so that each property’s value ultimately supports the repayment of the investment and accrued returns. Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk. In the event of a default, mezzanine loans and preferred equity investments will be satisfied only after the senior lender’s investment is fully recovered. As a result, in the event of a default, we may not recover all of our investment.

In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Remediation of Material Weakness

As disclosed in Item 9A. “Controls and Procedures” of our Form 10-K/A as filed with the SEC on October 13, 2023, we previously identified a material weakness in the design of our review control over the statement of cash flows, specifically in identifying, evaluating, and addressing noncash components.

We commenced measures to remediate the identified material weakness. These changes were implemented during our review of the third quarter 2023 financial statements. We tested the enhanced control activities as of December 31, 2023 and March 31, 2024 and management has concluded, through its testing, that the control is operating effectively and the material weakness was remediated as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Related to our Company

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the three months ended March 31, 2024, we had consolidated net income of $7.1 million. For the year ended December 31, 2023, we had consolidated net losses of $44.9 million, respectively. As of March 31, 2024, we had an accumulated deficit of $90.8 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $15.0 million for the three months ended March 31, 2024 and $59.0 million for the year ended December 31, 2023.

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

For the three months ended March 31, 2024, and the year ended December 31, 2023, we paid aggregate distributions to convertible preferred stockholders, common stockholders and limited partnership unit holders of $11.6 million and $47.5 million, including $10.9 million and $45.1 million of distributions paid in cash and $0.7 million and $2.4 million of distributions reinvested through our distribution reinvestment plan, respectively. Our net income for the three months ended March 31, 2024 was $7.1 million, and our net loss for the year ended December 31, 2023 was $44.9 million. Cash flows used in operating activities were $1.1 million for the three months ended March 31, 2024, and cash flows used in operating activities were $22.6 million for the year ended December 31, 2023. We funded our total distribution paid during the three months ended March 31, 2024, which includes net cash distributions and distribution reinvestment by stockholders, with $10.9 million from proceeds from realized investments. We funded our total distributions paid during 2023, which includes net cash distributions and distributions reinvested by stockholders, with $4.7 million prior period cash provided by operating activities and $40.4 million from additional borrowings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the three months ended March 31, 2024, we sold equity securities that were not registered under the Securities Act and not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K as described below.

OP Units

On March 28, 2024, CROP issued 259,246 OP Units to acquire the remaining 13.23% tenant-in-common interests in Cottonwood Lighthouse Point. The value of the units was $3.3 million based on the net asset value of the units as of February 29, 2024 of $12.8136. The issuance of such shares of units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

LTIP Units

On January 9, 2024, we granted 19,688 time-based LTIP Units in CROP with an aggregate value of $0.3 million, to our three independent directors as compensation for serving as directors. The LTIP Units have a one-year vesting schedule.

On January 9, 2024, we granted an aggregate of 111,162 time-based LTIP Units in CROP with an aggregate value of $1.6 million to our executive officers and certain of our employees as equity compensation. The LTIP Units vest over four years in equal installments on a quarterly basis, subject to continued service. In addition, on January 9, 2024, the compensation committee determined that 332,255 LTIP Units with an aggregate value of $4.8 million were earned by certain executive officers under performance unit awards made in 2021. The earned LTIP units fully vest on the one-year anniversary of the last day of the performance period, subject to continued employment with us or our advisor and its affiliates.

The value of the LTIP Units granted in January 2024 was determined by reference to the November 30, 2023 net asset value of OP Units of $14.4754. The issuance of all such shares of LTIP Units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

Over time, the LTIP Units can achieve full parity with OP Units for all purposes. If such parity is reached, non-forfeitable LTIP Units may be converted into OP Units. OP Units may be redeemed for cash equal to the then-current market value of one share of Class I common stock or, at our election, for shares of Class I common stock on a one-for-one basis. The OP Units were issued at the most recently disclosed NAV per unit of the OP Units as determined based on the valuation guidelines adopted by our board of directors.

Class I Common Stock

On January 9, 2024, we granted 18,145 restricted shares of our Class I common stock to certain employees of us and our advisor and its affiliates for past and future services for us. The restricted stock units have a four-year vesting schedule. The shares were issued exclusively to accredited investors in reliance on Rule 506(b) of Regulation D. No general solicitation or underwriters were involved in the issuance. The shares were issued at the most recently disclosed net asset value or NAV of per share on November 30, 2023, as determined based on the valuation guidelines adopted by our board of directors which was $14.4754.

During the three months ended March 31, 2024, we issued 42,853 shares of Class I common stock upon exchange of corresponding OP Units held by various limited partners. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the OP Units. The Class I common stock was issued at the most recently disclosed NAV of the Class I shares as determined based on the valuation guidelines adopted by our board of directors.

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

During the three months ended March 31, 2024, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
January 2024	386,563	1.1962260%	$13.2025	—
February 2024	332,830	1.0298708%	$12.6844	—
March 2024	259,348	0.7992148%	$12.3477	—
Total	978,741

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information
Renewal of the Advisory Agreement

On May 7, 2024, we renewed the advisory agreement by and among us, CROP and our advisor. The renewed advisory agreement is effective through May 7, 2025; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are identical to those of the advisory agreement that was previously in effect.

Renewal of Reimbursement and Cost Sharing Agreement

Also on May 7, 2024, we renewed the reimbursement and cost sharing agreement between Cottonwood Capital Management, Inc. ("CCMI"), a subsidiary of CROP, and Cottonwood Communities Advisors, LLC, the parent of our advisor. The renewed reimbursement and cost sharing agreement is effective through May 7, 2025; however, CCMI may cease to make available any or all of its employees upon providing 60 days’ written notice. The terms of the renewed reimbursement and cost sharing agreement are identical to those of the reimbursement and cost sharing agreement that was previously in effect.

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

4.3	Multiple Class Plan, incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment no. 7 to its Registration Statement on Form S-11 (No. 333-215272) filed August 11, 2021
4.4	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus included in the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754))

10.1*	Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2024
10.2*	Renewal Agreement dated May 7, 2024 by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC with respect to Reimbursement and Cost Sharing Agreement dated May 7, 2021
10.3*	Promissory Note dated January 9, 2024 by Cottonwood on Highland LLC in favor of CROP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

By:	/s/ Daniel Shaeffer
Daniel Shaeffer, Chief Executive Officer

By:	/s/ Adam Larson
Adam Larson, Chief Financial Officer

Dated: May 10, 2024