Form 10-Q
period 2024-06-30
Cottonwood Communities, Inc.
filed 2024-08-12
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 5, 2024, there were 4,152,649 shares of the registrant’s Class T common stock, 318,341 shares of the registrant's Class D common stock, 5,794,693 shares of the registrant's Class I common stock, and 21,477,727 shares of the registrant’s Class A common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Real estate assets, net	$1,742,986	$1,649,146
Investments in unconsolidated real estate entities	110,559	185,716
Investments in real estate-related loans, net	24,084	8,703
Cash and cash equivalents	73,521	63,800
Restricted cash	33,747	27,013
Other assets	33,928	29,464
Total assets	$2,018,825	$1,963,842
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,187,201	$1,022,452
Construction loans, net	43,887	129,991
Preferred stock, net	209,491	201,621
Preferred interest liability	—	15,300
Unsecured promissory notes, net	41,358	41,883
Accounts payable, accrued expenses and other liabilities	73,701	81,048
Total liabilities	1,555,638	1,492,295
Commitments and contingencies (Note 11)
Equity and noncontrolling interests
Stockholders' equity
Series A Convertible Preferred Stock, $0.01 par value, 15,000,000 shares authorized at $10.00 per share; 2,884,811 and 215,277 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	24,863	1,569
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,069,571 and 3,917,218 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	41	39
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 280,497 and 202,743 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	3	2
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 5,499,769 and 4,296,443 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	55	43
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 21,669,639 and 23,231,877 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	210	226
Additional paid-in capital	362,509	373,954
Accumulated distributions - Series A Convertible Preferred	(628)	(14)
Accumulated distributions - common stock	(73,442)	(62,114)
Accumulated deficit	(100,190)	(94,761)
Total stockholders' equity	213,421	218,944
Noncontrolling interests
Limited partners	220,419	221,617
Partially owned entities	29,347	30,986
Total noncontrolling interests	249,766	252,603
Total equity and noncontrolling interests	463,187	471,547
Total liabilities, equity and noncontrolling interests	$2,018,825	$1,963,842

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Rental and other property revenues	$37,066	$34,888	$71,421	$70,469
Property management revenues	2,043	2,505	4,382	5,611
Other revenues	989	419	1,774	422
Total revenues	40,098	37,812	77,577	76,502
Operating expenses
Property operations expense	13,416	12,884	27,317	25,993
Property management expense	4,576	4,264	9,285	8,522
Asset management fee	3,129	4,580	6,273	9,366
Depreciation and amortization	17,199	13,578	32,153	28,990
General and administrative expenses	1,178	2,348	2,945	5,647
Total operating expenses	39,498	37,654	77,973	78,518
Income (loss) from operations	600	158	(396)	(2,016)
Equity in earnings of unconsolidated real estate entities	2,250	1,983	3,618	3,630
Interest income	495	491	968	894
Interest expense	(21,458)	(17,123)	(43,115)	(34,707)
Gain on sale of real estate assets	5	—	26,643	1,031
Promote from incentive allocation agreement	—	119	—	119
Other (expense) income	(1,105)	1,294	117	(123)
Loss before income taxes	(19,213)	(13,078)	(12,165)	(31,172)
Income tax (expense) benefit	(47)	73	(32)	307
Net loss	(19,260)	(13,005)	(12,197)	(30,865)
Net loss (income) attributable to noncontrolling interests:
Limited partners	9,051	6,314	5,195	14,711
Partially owned entities	861	(127)	1,573	(83)
Net loss attributable to controlling interests	(9,348)	(6,818)	(5,429)	(16,237)
Less preferred stock dividends	471	—	614	—
Net loss attributable to common stockholders	$(9,819)	$(6,818)	$(6,043)	$(16,237)

Weighted-average common shares outstanding - basic and diluted	31,647,211	35,002,140	31,614,142	35,300,655

Net loss per common share - basic and diluted	$(0.31)	$(0.19)	$(0.19)	$(0.46)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2024	$1,569	$39	$2	$43	$226	$373,954	$(14)	$(62,114)	$(94,761)	$218,944	$221,617	$30,986	$471,547
Issuance of Series A Convertible Preferred Stock	13,608	—	—	—	—	—	—	—	—	13,608	—	—	13,608
Offering Costs - Series A Convertible Preferred Stock	(1,713)	—	—	—	—	—	—	—	—	(1,713)	—	—	(1,713)
Issuance of common stock	—	1	—	3	—	5,976	—	—	—	5,980	—	—	5,980
Offering costs - common stock	—	—	—	—	—	(88)	—	—	—	(88)	—	—	(88)
Distribution reinvestment	—	—	—	—	—	724	—	—	—	724	—	—	724
Common stock/OP Units repurchased	—	(1)	—	(1)	(7)	(12,575)	—	—	—	(12,584)	(1,968)	—	(14,552)
Exchanges and transfers	—	—	—	1	—	612	—	—	—	613	(613)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	3,322	—	3,322
Share-based compensation	—	—	—	—	—	53	—	—	—	53	929	—	982
Distributions to investors	—	—	—	—	—	—	(143)	(5,656)	—	(5,799)	(5,887)	(39)	(11,725)
Net income (loss)	—	—	—	—	—	—	—	—	3,919	3,919	3,856	(712)	7,063
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	(4,932)	—	—	—	(4,932)	4,932	—	—
Balance at March 31, 2024	$13,464	$39	$2	$46	$219	$363,724	$(157)	$(67,770)	$(90,842)	$218,725	$226,188	$30,235	$475,148
Issuance of Series A Convertible Preferred Stock	12,969	—	—	—	—	—	—	—	—	12,969	—	—	12,969
Offering Costs - Series A Convertible Preferred Stock	(1,570)	—	—	—	—	—	—	—	—	(1,570)	—	—	(1,570)
Issuance of common stock	—	3	1	6	—	11,714	—	—	—	11,724	—	—	11,724
Offering costs - common stock	—	—	—	—	—	(1,048)	—	—	—	(1,048)	—	—	(1,048)
Distribution reinvestment	—	—	—	—	—	774	—	—	—	774	—	—	774
Common stock/OP Units repurchased	—	(1)	—	(1)	(9)	(13,413)	—	—	—	(13,424)	(1,848)	—	(15,272)
Exchanges and transfers	—	—	—	4	—	5,364	—	—	—	5,368	(5,368)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	10,891	—	10,891
Share-based compensation	—	—	—	—	—	70	—	—	—	70	947	—	1,017
Distributions to investors	—	—	—	—	—	—	(471)	(5,672)	—	(6,143)	(6,016)	(27)	(12,186)
Net loss	—	—	—	—	—	—	—	—	(9,348)	(9,348)	(9,051)	(861)	(19,260)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	(4,676)	—	—	—	(4,676)	4,676	—	—
Balance at June 30, 2024	$24,863	$41	$3	$55	$210	$362,509	$(628)	$(73,442)	$(100,190)	$213,421	$220,419	$29,347	$463,187

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2023	$—	$48	$1	$39	$266	$414,140	$—	$(38,049)	$(71,513)	$304,932	$272,536	$32,431	$609,899
Issuance of common stock	—	3	1	2	—	13,401	—	—	—	13,407	—	—	13,407
Offering costs - common stock	—	—	—	—	—	(1,188)	—	—	—	(1,188)	—	—	(1,188)
Distribution reinvestment	—	—	—	—	—	696	—	—	—	696	—	—	696
Common stock/OP Units repurchased	—	—	—	(1)	(9)	(18,967)	—	—	—	(18,977)	(649)	—	(19,626)
Exchanges and transfers	—	—	—	1	—	1,970	—	—	—	1,971	(1,971)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	19,829	—	19,829
Share-based compensation	—	—	—	—	—	55	—	—	—	55	1,105	—	1,160
Distributions to investors	—	—	—	—	—	—	—	(6,230)	—	(6,230)	(5,757)	(126)	(12,113)
Net loss	—	—	—	—	—	—	—	—	(9,419)	(9,419)	(8,397)	(44)	(17,860)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	7,150	—	—	—	7,150	(7,150)	—	—
Balance at March 31, 2023	$—	$51	$2	$41	$257	$417,257	$—	$(44,279)	$(80,932)	$292,397	$269,546	$32,261	$594,204
Issuance of common stock	—	2	—	2	—	7,218	—	—	—	7,222	—	—	7,222
Offering costs - common stock	—	—	—	—	—	(794)	—	—	—	(794)	—	—	(794)
Distribution reinvestment	—	—	—	—	—	709	—	—	—	709	—	—	709
Common stock/OP Units repurchased	—	(1)	—	(2)	(16)	(22,686)	—	—	—	(22,705)	(525)	—	(23,230)
Exchanges and transfers	—	—	—	2	—	4,050	—	—	—	4,052	(4,052)	—	—
Share-based compensation	—	—	—	—	—	60	—	—	—	60	508	—	568
Distributions to investors	—	—	—	—	—	—	—	(6,114)	—	(6,114)	(5,851)	(75)	(12,040)
Net loss	—	—	—	—	—	—	—	—	(6,818)	(6,818)	(6,314)	127	(13,005)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	1,086	—	—	—	1,086	(1,086)	—	—
Balance at June 30, 2023	$—	$52	$2	$43	$241	$406,900	$—	$(50,393)	$(87,750)	$269,095	$252,226	$32,313	$553,634

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,197)	$(30,865)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,153	28,990
Gain on sale of real estate assets	(26,643)	(1,031)
Share-based compensation	1,999	1,728
Amortization of debt issuance costs, discounts and premiums	2,990	4,039
Paid-in-kind interest on construction loans	2,265	—
Other operating	2,163	(42)
Equity in earnings of unconsolidated real estate entities	(3,618)	(3,630)
Distributions from unconsolidated real estate entities - return on capital	3,157	2,439
Changes in operating assets and liabilities:
Other assets	(5,375)	(8,488)
Performance participation allocation payment	—	(20,320)
Accounts payable, accrued expenses and other liabilities	8,959	3,665
Net cash provided by (used in) operating activities	5,853	(23,515)
Cash flows from investing activities:
Cash acquired on consolidation of real estate	4,485	—
Proceeds from sale of real estate assets, net	82,434	4,656
Capital expenditures and development activities	(27,586)	(21,514)
Investments in unconsolidated real estate entities	(1,314)	(7,968)
Proceeds from sale of investments in unconsolidated real estate entities	9,900	—
Distributions from unconsolidated real estate entities - return of capital	—	18,106
Contributions to investments in real estate-related loans	(15,544)	(2,000)
Net cash provided by (used in) investing activities	52,375	(8,720)

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Principal payments on mortgage notes	(231)	(662)
Borrowings from revolving credit facility	63,981	45,500
Repayments on revolving credit facility	(42,000)	(50,000)
Borrowings under mortgage notes	103,361	265,513
Repayments of mortgage notes	(48,458)	(199,578)
Deferred financing costs on mortgage notes	(806)	(3,395)
Borrowings from construction loans	8,312	13,463
Repayments of construction loans	(96,681)	(37,000)
Payoff of preferred interest liability	(15,300)	—
Repayments of related party notes assumed on acquisition	(1,332)	—
Proceeds from issuance of preferred stock	10,969	62,860
Redemption of preferred stock	(2,543)	(1,518)
Offering costs paid on issuance of preferred stock	(1,217)	(7,036)
Repurchase of unsecured promissory notes	(755)	(500)
Proceeds from issuance of Series A Convertible Preferred Stock	25,851	—
Offering costs paid on issuance of Series A Convertible Preferred Stock	(3,214)	—
Proceeds from issuance of common stock	17,703	22,037
Repurchase of common stock/OP Units	(35,684)	(42,857)
Offering costs paid on issuance of common stock	(1,506)	(1,840)
Distributions to convertible preferred stockholders	(448)	—
Distributions to common stockholders	(9,857)	(12,396)
Distributions to noncontrolling interests - limited partners	(11,853)	(11,555)
Distributions to noncontrolling interests - partially owned entities	(65)	(201)
Net cash (used in) provided by financing activities	(41,773)	40,835
Net increase in cash and cash equivalents and restricted cash	16,455	8,600
Cash and cash equivalents and restricted cash, beginning of period	90,813	95,524
Cash and cash equivalents and restricted cash, end of period	$107,268	$104,124

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$73,521	$81,459
Restricted cash	33,747	22,665
Total cash and cash equivalents and restricted cash	$107,268	$104,124

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023

Supplemental disclosure of non-cash investing and financing activities:
(Decrease) increase in accrued deferred offering costs	$(339)	$143
Distributions reinvested in common stock	$1,498	$1,405
Changes in accrued capital expenditures	$(12,047)	$2,813
Paid-in-kind interest related to construction	$—	$2,124
Changes in accrued redemptions	$(5,509)	$(280)
Cottonwood Lighthouse Point Acquisition
Real estate assets, net of cash acquired	$86,961	$—
Mortgage note assumed	$47,581	$—
Other assets and liabilities assumed, net	$(2,426)	$—
Value of OP Units issued for interests acquired	$3,322	$—
Alpha Mill acquisition of additional interests
Real estate assets, net of cash acquired	$73,253	$—
Mortgage note assumed	$38,295	$—
Other assets and liabilities assumed, net	$181	$—
Value of OP Units issued for interests acquired	$10,891	$19,829

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.Organization and Business
Cottonwood Communities, Inc. (the “Company,” “we,” “us,” or “our”) invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly-owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We own all of our assets through our operating partnership, Cottonwood Residential O.P., LP (“CROP”), and its subsidiaries. We are the sole member of the sole general partner of CROP and own general partner interests in CROP alongside third-party limited partners.

We are a non-traded, perpetual-life, net asset value (“NAV”) real estate investment trust (“REIT”). We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We conducted an initial public offering of common stock (the “Initial Offering”) from August 13, 2018 to December 22, 2020, from which we raised gross proceeds of $122.0 million. The Initial Offering ended in December 2020. In November 2021, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of June 30, 2024, we have raised gross proceeds of $222.2 million from the Follow-on Offering, including $6.2 million proceeds from the DRP Offering.

Since November 2019, we have periodically conducted private placement offerings exempt from registration under the Securities Act pursuant to which we have offered for sale to accredited investors preferred stock at a purchase price of $10.00 per share of preferred stock (the “Private Offerings”). As of June 30, 2024, we have raised gross proceeds of $253.0 million from the Private Offerings. Additional information about our preferred stock is included in Note 7 and Note 8 to these financial statements.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of June 30, 2024, our portfolio consists of ownership interests or structured investment interests in 35 multifamily apartment communities with a total of 10,117 units, including 1,614 units in five multifamily apartment communities in which we have a structured investment interest and another 987 units in four multifamily apartment communities under construction or in lease-up. In addition, we have an ownership interest in four land sites we plan to develop. We operate as one reportable segment comprised of multifamily real estate.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The condensed consolidated balance sheet as of December 31, 2023 has been derived from our audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

The accompanying condensed consolidated financial statements include our accounts and the accounts of our subsidiaries for which we have a controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the prior year condensed consolidated financial statements and notes to the condensed consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net loss or accumulated deficit or change net cash provided by or used in operating, investing or financing activities.

Investments in Real Estate-Related Loans

Investments in Real Estate-Related Loans are mezzanine loans issued to entities pursuing apartment developments. Interest is recorded over the life of the mezzanine loan as other revenues on the statements of operations.

Each mezzanine loan is analyzed to determine if it is impaired. A mezzanine loan is impaired if it is probable that we will not collect all contractually due principal and interest. As of June 30, 2024 and December 31, 2023, no mezzanine loans were impaired.

We estimate an allowance for credit losses for each mezzanine loan using relevant available information relating to past events, current conditions, and reasonable forecasts. As of June 30, 2024 and December 31, 2023, the allowance for credit losses on our mezzanine loans was not significant.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets (in thousands):

	June 30, 2024	December 31, 2023
Land	$271,916	$257,553
Buildings and improvements	1,510,591	1,429,689
Furniture, fixtures and equipment	65,762	63,015
Intangible assets	40,111	37,158
Construction in progress (1)	30,104	17,995
	1,918,484	1,805,410
Less: Accumulated depreciation and amortization	(175,498)	(156,264)
Real estate assets, net	$1,742,986	$1,649,146

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.

Sale of Cottonwood West Palm

On February 29, 2024, we sold Cottonwood West Palm for net proceeds of $34.0 million. We recorded a net gain on sale of $26.6 million.

Asset Acquisitions

The following table summarizes the purchase price allocation of the real estate assets acquired during the six months ended June 30, 2024 (in thousands):

			Allocated Amounts
Property	Location	Date Consolidated	Building	Land	Land Improvements	Personal Property	Lease Intangibles	Total
Cottonwood Lighthouse Point	Pompano Beach, FL	3/28/24	$72,046	$12,156	$1,114	$1,167	$2,360	$88,843
Alpha Mill	Charlotte, NC	4/26/24	$58,277	$11,586	$1,789	$2,231	$1,812	$75,695

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

Alpha Mill was consolidated in April 2024 when we issued 858,158 OP Units to acquire the remaining 26.30% tenant-in-common interests in the property. The value of the OP Units was $10.9 million. Alpha Mill was previously accounted for as an equity method investment.

4.    Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of June 30, 2024 and December 31, 2023 (in thousands):

			Balance at
Property / Development	Location	% Owned	June 30, 2024	December 31, 2023
Stabilized Properties
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	$11,147	$11,817
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	6,453	6,713
Fox Point (1)	Salt Lake City, UT	52.8%	12,950	13,533
Alpha Mill (1)(2)	Charlotte, NC	100.0% (2)	—	29,522
Cottonwood Lighthouse Point (1)(3)	Pompano Beach, FL	100.0% (3)	—	38,852
Preferred Equity Investments
Lector85 (4)	Ybor City, FL		—	11,387
Astoria West (5)	Queens, NY		24,965	23,406
417 Callowhill	Philadelphia, PA		41,936	38,028
Infield	Kissimmee, FL		12,965	11,942
Other			143	516
Total			$110,559	$185,716

(1) We account for our tenant-in-common interests in these properties as equity method investments.
(2) On April 26, 2024, we issued 858,158 OP Units to acquire the remaining 26.3% tenant-in-common interests in Alpha Mill, bringing our ownership to 100% and resulting in the consolidation of the property. The value of the OP Units was $10.9 million.

(3) On March 28, 2024, we issued 259,246 OP Units and assumed $1.3 million in related party notes and interest to acquire the remaining 13.2% tenant-in-common interests in Cottonwood Lighthouse Point, bringing our ownership to 100% and resulting in the consolidation of the property. The value of the OP Units issued was $3.3 million.

(4) On June 11, 2024, we received $12.1 million from the payoff of our preferred equity investment in Lector85, which represented $9.9 million of principal and $2.2 million of accrued interest.
(5) On July 29, 2024, we received $25.5 million from the payoff in full of our preferred equity investment in Astoria West.

Equity in losses for our stabilized properties for the three months ended June 30, 2024 and 2023 were $0.7 million and $1.1 million, respectively. Equity in losses for the six months ended June 30, 2024 and 2023 were $2.2 million and $2.4 million, respectively.

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value method. Equity in earnings for our preferred equity investments for the three months ended June 30, 2024 and 2023 were $3.0 million and $3.1 million, respectively. Equity in earnings for our preferred equity investments for the six months ended June 30, 2024 and 2023 were $5.9 million and $6.0 million, respectively.

During the six months ended June 30, 2024, we funded our remaining $1.3 million commitment towards the 417 Callowhill preferred equity investment, bringing our total funding to $33.4 million. As of June 30, 2024, we had also fully funded our commitments on the Astoria West and Infield preferred equity investments.

5.    Debt
Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of June 30, 2024 and December 31, 2023 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	June 30, 2024	December 31, 2023
Fixed rate loans
Fixed rate mortgages	4.49%	4.5 Years	$855,094	$891,319
Total fixed rate loans			855,094	891,319
Variable rate loans (2)
Floating rate mortgages	6.82% (3)	4.9 Years	309,739	131,153
Variable rate revolving credit facility (4)	7.93%	3.5 Years	34,380	12,400
Total variable rate loans			344,119	143,553
Total secured loans			1,199,213	1,034,872
Unamortized debt issuance costs			(5,912)	(7,067)
Premium on assumed debt, net			(6,100)	(5,353)
Mortgage notes and revolving credit facility, net			$1,187,201	$1,022,452

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed, subject to certain debt service coverage ratio, loan to cost or debt yield requirements.

(2) The interest rates of our variable rate loans are based on 30-Day Average SOFR or one-month SOFR (CME Term).
(3) Includes the impact of interest rate caps in effect on June 30, 2024.
(4) Our variable rate revolving credit facility is secured by Parc Westborough with the option to add an additional property as collateral by December 14, 2024. We may obtain advances on the facility up to $100.0 million, as long as certain loan-to-value ratios and other requirements are maintained. At June 30, 2024, the amount on our variable rate revolving credit facility was capped at $41.4 million primarily due to the interest rate environment and the applicable debt-service coverage ratio.

The fixed and variable rate mortgages as of June 30, 2024 no longer include the related debt for Cottonwood West Palm, which was sold in February 2024 and which previously included both a fixed and variable debt component.

Floating rate mortgages as of June 30, 2024 include the variable rate mortgage of Cottonwood Lighthouse Point, which was consolidated on March 28, 2024 and the variable rate mortgage of Alpha Mill, which was consolidated on April 26, 2024. See Note 3 and Note 4 above for additional discussion related to the Cottonwood West Palm, Cottonwood Lighthouse Point and Alpha Mill transactions.

In May 2024, the Cottonwood Broadway and 805 Riverfront construction loans projects completed in 2023 were refinanced with variable rate bridge loans in the amount of $43.4 million and $60.2 million, respectively. Both bridge loans mature in 2025 and are included in floating rate mortgages as of June 30, 2024. In conjunction with the 805 Riverfront refinance, a preferred interest liability of $15.3 million was extinguished and $5.4 million of accrued preferred interest was paid. We intend to refinance these bridge loans or convert to permanent loans prior to or upon maturity.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of June 30, 2024.

Construction Loans

Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at June 30, 2024	Amount Drawn at December 31, 2023
Cottonwood Broadway (1)	One-Month SOFR + 2.75%	December 1, 2025	$44,625	$—	$41,891
Cottonwood Highland	30-Day Average SOFR + 2.55%	May 1, 2029	44,250	43,887	39,790
805 Riverfront (1)	One-Month SOFR + 2.75%	December 1, 2025	55,400	—	48,310
The Westerly	One-Month SOFR + 3.0%	July 12, 2028	42,000	—	—
			$186,275	$43,887	$129,991

(1) The Cottonwood Broadway and 805 Riverfront construction loans were refinanced in May 2024 and are included in mortgage notes above.

Unsecured Promissory Notes, Net

CROP issued notes to foreign investors outside of the United States. These notes are unsecured and subordinate to all of CROP's debt. Each note had or has extension options, at our discretion, during which the interest rate increases 0.25% each year.
Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date (1) (2)	Maximum Extension Date	June 30, 2024	December 31, 2023
2017 6% Notes (1)	$35,000	6.50%	December 31, 2024 (1)	December 31, 2024	$20,008	$20,308
2019 6% Notes (2)	25,000	6.25%	December 31, 2024 (2)	December 31, 2025	21,350	21,575
	$60,000				$41,358	$41,883

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

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to June 30, 2024 are as follows (in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Unsecured Promissory Notes	Total
2024 (1)	$235	$—	$41,358	$41,593
2025	104,899	—	—	104,899
2026	127,418	—	—	127,418
2027	364,125	—	—	364,125
2028	72,428	—	—	72,428
Thereafter	530,108	43,887	—	573,995
	$1,199,213	$43,887	$41,358	$1,284,458

(1) Of the amounts maturing in 2024, $21.4 million relates to our 2019 6% Unsecured Promissory Notes, which can be extended to December 31, 2025.

6.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real estate-related loans	$24,084	$24,249	$8,703	$8,777
Total	$24,084	$24,249	$8,703	$8,777

Financial Liability:
Fixed rate mortgages	$855,094	$831,060	$891,319	$869,248
Floating rate mortgages	309,739	308,030	131,153	129,540
Variable rate revolving credit facility	34,380	34,380	12,400	12,400
Construction loans	43,887	43,887	129,991	129,991
Series 2019 Preferred Stock	121,658	121,658	124,266	124,266
Series 2023 Preferred Stock	93,772	93,772	83,567	83,567
Series 2023-A Preferred Stock	2,950	2,950	2,850	2,850
Preferred interest liability	—	—	15,300	15,300
Unsecured promissory notes	41,358	41,358	41,883	41,883
Total	$1,502,838	$1,477,095	$1,432,729	$1,409,045

All financial instruments in the table above are categorized as Level 2 in the fair value hierarchy.

7.    Preferred Stock

We have three classes of preferred stock outstanding as of June 30, 2024: Series 2019, Series 2023, and Series 2023-A that are accounted for as liabilities on the condensed consolidated balance sheets as they are mandatorily redeemable. Information on these classes of preferred stock as of June 30, 2024 and December 31, 2023 is as follows (dollars in thousands):

					Shares Outstanding at
	Dividend Rate	Extension Dividend Rate	Redemption Date	Maximum Extension Date	June 30, 2024	December 31, 2023
Series 2019 Preferred Stock	5.5%	6.0%	December 31, 2024 (1)	December 31, 2025	12,165,796	12,426,596
Series 2023 Preferred Stock	6.0%	6.5% (2)	June 30, 2027	June 30, 2029	9,377,170	8,356,724
Series 2023-A Preferred Stock	7.0%	N/A	December 31, 2027	N/A	295,000	285,000
Total					21,837,966	21,068,320
					\
(1) Prior to the original December 31, 2023 redemption date, we exercised our first extension option for the Series 2019 Preferred Stock, which increased the dividend rate to 6.0% and extended the redemption date to December 31, 2024.

(2) Represents the fully extended dividend rate. During the first-year extension, the dividend rate is 6.25%.

	June 30, 2024	December 31, 2023
Preferred stock outstanding	$218,380	$210,683
Unamortized offering costs/discounts	(8,889)	(9,062)
Preferred stock, net	$209,491	$201,621
Our Series 2019 Preferred Stock was fully subscribed and terminated in March 2022. The offering of Series 2023 Preferred Stock commenced in December 2022 and is ongoing, with our first shares issued in early 2023. The offering of Series 2023-A Preferred Stock commenced in July 2023, and is ongoing, with our first shares issued in August 2023.
During the six months ended June 30, 2024, we issued $10.9 million of Series 2023 Preferred Stock and $0.1 million of Series 2023-A Preferred Stock. During the six months ended June 30, 2024 and 2023, we incurred $3.7 million and $3.4 million in dividends on our Series 2019 Preferred Stock, respectively, and $2.7 million and $0.9 million in dividends on our Series 2023 Preferred Stock, respectively. During the six months ended June 30, 2024, we incurred $0.1 million in dividends on our Series 2023-A Preferred Stock. Dividends on preferred stock accounted for as liabilities are recorded through interest expense.
During the six months ended June 30, 2024 and 2023, we repurchased 260,800 shares for $2.5 million and 158,496 shares for $1.5 million, respectively, of Series 2019 Preferred Stock. During the six months ended June 30, 2024, we repurchased 69,000 shares of Series 2023 Preferred Stock for $0.6 million. No shares of our Series 2023 Preferred Stock were repurchased during the six months ended June 30, 2023. No shares of our Series 2023-A Preferred Stock were repurchased during the six months ended June 30, 2024 or 2023.

8.    Stockholders' Equity
Convertible Preferred Stock

As of June 30, 2024, there were 2,884,811 shares of Convertible Preferred Stock issued and outstanding. For the six months ended June 30, 2024, we paid aggregate dividends on our Convertible Preferred Stock of $0.4 million.

Common Stock

The following table details the movement in our outstanding shares for each class of common stock:

	Six Months Ended June 30, 2024
	Class T	Class D	Class I	Class A	Total
December 31, 2023	3,917,218	202,743	4,296,443	23,231,877	31,648,281
Issuance of common stock	376,068	81,871	1,259,110	—	1,717,049
Distribution reinvestment	31,267	797	23,914	58,005	113,983
Exchanges and transfers (1)	(15,226)	—	120,915	—	105,689
Repurchases of common stock	(239,756)	(4,914)	(200,613)	(1,620,243)	(2,065,526)
June 30, 2024	4,069,571	280,497	5,499,769	21,669,639	31,519,476

(1) Exchanges represent the number of shares OP Unit holders have exchanged for Class I shares during the period. Transfers represent Class T shares that were converted to Class I shares during the period, of which there were 15,226 during the six months ended June 30, 2024.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the six months ended June 30, 2024, we paid aggregate distributions of $11.4 million, including $1.5 million of distributions reinvested through our distribution reinvestment plan.

We declared the following monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2024	$0.06083333	$0.73
February 29, 2024	$0.06083333	$0.73
March 31, 2024	$0.06083333	$0.73
April 30, 2024	$0.06083333	$0.73
May 31, 2024	$0.06083333	$0.73
June 30, 2024	$0.06083333	$0.73

Repurchases

During the six months ended June 30, 2024, we repurchased 2,065,526 shares of common stock pursuant to our share repurchase program for $26.0 million, at an average repurchase price of $12.56. We had no unfulfilled repurchase requests during the six months ended June 30, 2024.
9.    Related-Party Transactions
Advisor Compensation

CC Advisors III manages our business as our external advisor and, under the terms of our advisory agreement, performs certain services for us, including the identification, evaluation, negotiation, origination, acquisition and disposition of investments; and the management of our business. These activities are all subject to oversight by our board of directors. Our advisor is entitled to receive fees and compensation for services provided as described below.

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

Management fees to our advisor for the three months ended June 30, 2024 and 2023 were $3.1 million and $4.6 million, respectively. Management fees to our advisor for the six months ended June 30, 2024 and 2023 were $6.3 million and $9.4 million, respectively.

Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us. There were no acquisition expense reimbursements for the six months ended June 30, 2024 and 2023.

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

Due to the decrease in the value of our net assets, no performance participation allocation was incurred during the three or six months ended June 30, 2024 or during 2023. In March 2023, we paid $20.3 million in cash for the performance participation allocation incurred as a result of the increase in the value of our net assets and dividends paid to stockholders during the year ended December 31, 2022.

Block C

We, through our indirect subsidiaries, have a joint venture investment in Block C for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North and The Archer. As of June 30, 2024, entities affiliated with us and our advisor (the “Affiliated Members”) have made aggregate capital contributions of $10.9 million towards the joint venture. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs act of 2017. As of June 30, 2024, our ownership in the Block C joint venture was 82.4%.

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
OP Units - During the six months ended June 30, 2024 and 2023, we paid aggregate distributions to noncontrolling OP Unit holders of $11.9 million and $11.6 million, respectively.
LTIP Units - As of June 30, 2024, there were 733,910 unvested time LTIP awards and 521,753 unvested performance LTIP awards outstanding. LTIP Unit award share-based compensation, included within share-based compensation in the condensed consolidated statement of stockholders’ equity, was $1.9 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. Total unrecognized compensation expense for LTIP Units at June 30, 2024 is $5.5 million and is expected to be recognized on a straight-line basis through December 2027.

Noncontrolling Interests - Partially Owned Entities

As of June 30, 2024, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 63%, with the average being 11%.

11.    Commitments and Contingencies

2215 Hollywood

As of June 30, 2024, we had funded $10.0 million and had no remaining commitment on the 2215 Hollywood Mezzanine Loan.

Monrovia Station

As of June 30, 2024, we had funded $14.2 million and had a remaining commitment of $5.9 million on the Monrovia Station Junior Mezzanine Loan.

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of June 30, 2024, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

12.    Earnings Per Share
The following table sets forth the computation of our net loss per share - basic and loss per share - diluted (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss per Common Share- Basic and Diluted
Numerator:
Net loss attributable to common stockholders	$(9,819)	$(6,818)	$(6,043)	$(16,237)
Denominator:
Weighted-average common shares outstanding	31,647,211	35,002,140	31,614,142	35,300,655
Net loss per common share - basic and diluted	$(0.31)	$(0.19)	$(0.19)	$(0.46)
Due to the losses for the three and six months ended June 30, 2024 and 2023, convertible preferred shares, OP units and long term compensation shares/units are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive.
13.    Subsequent Events
We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

The Marq Highland Park Tenant in Common Sale

On July 23, 2024, we sold tenant in common interests in The Marq Highland Park Apartments for total consideration of $20.3 million, receiving proceeds of $7.6 million after netting loan assumptions by the buyer and transaction costs. Our ownership in the property was reduced to 74.1%. As a result of the transaction, this entity will be deconsolidated on July 23, 2024 and our remaining ownership interest in this property will be recorded as an investment in unconsolidated real estate.

Astoria West Redemption

On July 29, 2024, we received $25.5 million for repayment in full of our Astoria West preferred equity investment. Of these proceeds, $15.0 million was for principal repayment, $10.2 million was for accrued interest and $0.3 million was for equity participation.

Revolving Credit Facility Paydown

On August 1, 2024, we paid down our revolving credit facility by $31.0 million, bringing the balance to $3.4 million.

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

As of June 30, 2024, we raised $344.2 million from the sale of common stock in our public offerings and $253.0 million from the sale of our preferred stock in periodic private offerings to accredited investors (the “Private Offerings”). We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored OP Units in CROP.

As of our June 30, 2024 NAV, we had a portfolio of $2.4 billion in total assets, with 70.6% of our equity value in operating properties, 19.2% in development and 10.2% in real estate-related structured investments. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.

Highlights for the Three Months Ended June 30, 2024

The following highlights activities that occurred during the three months ended June 30, 2024:

•Net loss attributable to common stockholders was $(0.31) per diluted share compared to net loss attributable to common stockholders of $(0.19) per diluted share for the same period in the prior year. The decrease was primarily due to higher interest costs.
•Same store net operating income (“Same Store NOI”) was $23.7 million compared to $23.4 million for the same period in the prior year.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $(0.02) per diluted share/unit compared to $0.03 for the same period in the prior year. Core FFO was $0.04 per diluted share/unit, compared to $0.07 for the same period in the prior year. The decrease is primarily due to higher cost of capital, including interest on our preferred stock.
•Net asset value was $12.6636 per share/unit at June 30, 2024, compared to $12.6916 per share/unit at March 31, 2024.
•Received $12.1 million for repayment in full of our Lector85 preferred equity investment and accrued interest.
•Acquired the remaining tenant-in-common interests of Alpha Mill through the issuance of OP Units.
•Refinanced the construction loans for Cottonwood Broadway and 805 Riverfront with variable rate bridge loans in the amount of $43.4 million and $60.2 million, respectively.
•Raised $3.8 million of net proceeds from the sale of Series 2023 and Series 2023-A Preferred Stock.
•Raised $11.4 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Raised $10.8 million of net proceeds from the sale of our common stock issued under our registered follow-on public offering.
•Repurchased $15.3 million of common stock and OP Units at an average discount of 3% to NAV.

Highlights for the Six Months Ended June 30, 2024

The following highlights activities that occurred during the six months ended June 30, 2024:

•Net loss attributable to common stockholders was $(0.19) per diluted share compared to net loss attributable to common stockholders of $(0.46) per diluted share for the same period in the prior year. The improvement was primarily due to the gain on sale of West Palm referenced below offset by higher interest costs.
•Same Store NOI was $47.6 million compared to $47.2 million for the same period in the prior year.
•FFO was $(0.06) per diluted share/unit compared to $(0.01) for the same period in the prior year. Core FFO was $0.04 per diluted share/unit, compared to $0.14 for the same period in the prior year. The decrease is primarily due to higher cost of capital, including interest on our preferred stock.
•Net asset value was $12.6636 per share/unit at June 30, 2024, compared to $13.4538 per share/unit at December 31, 2023.
•Funded the final $1.3 million of our $33.4 million preferred equity investment in the 417 Callowhill development.
•Sold Cottonwood West Palm for net proceeds of $34.0 million, recording a net gain on sale of $26.6 million.
•Received $12.1 million for repayment in full of our Lector85 preferred equity investment and accrued interest.
•Acquired the remaining tenant-in-common interests of Cottonwood Lighthouse Point and Alpha Mill through the issuance of OP Units.
•Refinanced the construction loans for Cottonwood Broadway and 805 Riverfront with variable rate bridge loans in the amount of $43.4 million and $60.2 million, respectively.

•Raised $9.8 million of net proceeds from the sale of Series 2023 and Series 2023-A Preferred Stock.
•Raised $23.3 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Raised $16.2 million of net proceeds from the sale of our common stock issued under our registered follow-on public offering.
•Repurchased $29.8 million of common stock and OP Units at an average discount of 3% to NAV.

Our Investments

Information regarding our investments as of June 30, 2024 is as follows:

Stabilized Properties ($ in thousands, except net effective rent)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding(1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
Alpha Mill	Charlotte, NC	267	830	May 2021	$69,500		$39,044	$1,676	93.63%	100.00%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,539	92.75%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	1,396	95.83%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,500	93.85%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		34,730	2,052	93.04%	100.00%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,245	90.12%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		48,049	1,473	94.03%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,835	93.17%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,644	87.82%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,696	95.24%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		45,853	1,442	94.22%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		53,401	1,596	92.63%	100.00%
Melrose	Nashville, TN	220	951	May 2021	67,400		56,600	1,816	91.36%	100.00%
Melrose Phase II	Nashville, TN	139	675	May 2021	40,350		32,400	1,574	94.96%	100.00%
Parc Westborough	Boston, MA	249	1,008	May 2021	74,000		34,380	2,435	97.19%	100.00%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,525	(2)	43,453	1,896	92.31%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,825	95.42%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,405	97.12%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,367	1,079	91.00%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,722	96.79%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,373	1,735	90.46%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,565	94.12%	84.19%
Sugarmont	Salt Lake City, UT	341	904	May 2021	139,792	(2)	91,200	2,220	95.59%	99.00%	(3)
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,590	95.53%	98.68%
The Marq Highland Park (4)	Tampa, FL	239	999	May 2021	65,700		46,802	2,115	94.56%	100.00%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,282	96.53%	58.60%
Total / Weighted-Average		7,516	950		$1,800,897		$1,245,492	$1,712	93.90%	93.10%

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

(4) Data from commercial retail units are excluded from number of units and physical occupancy.

Development/Lease Up Properties ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Total Project Investment	Debt Outstanding (1)	Physical Occupancy Rate (2)	Percentage Owned by CROP
Cottonwood Broadway	Salt Lake City, UT	254	817	May 2021	$79,481	$43,401	81.10%	100.00%
Cottonwood Highland (3)	Salt Lake City, UT	250	745	May 2021	65,174	43,887	68.40%	36.93% (2)
805 Riverfront	West Sacramento, CA	285	746	September 2023	104,676	60,160	56.49%	100.00%
The Westerly (4)	Salt Lake City, UT	198	808	May 2021 (4)	22,995	—	—%	82.45%
Total		987			$272,326	$147,448

(1) Debt outstanding is shown as if CROP owned 100% of the development property.
(2) Cottonwood Broadway, Cottonwood Highland, and 805 Riverfront were completed in the fourth quarter of 2023. The Westerly is estimated to be completed in the second quarter of 2026.
(3) Excludes the commercial data in unit count. CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project.
(4) Construction on The Westerly began in July 2023. The amount above includes contributions from the Block C Joint Venture to The Westerly as of June 30, 2024 including the related land cost and capital expenditures. Refer to the land held for development table below for additional information on the Block C Joint Venture.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
Astoria West	Queens, NY	Preferred Equity	July 2020	534	$15,000	$15,000
417 Callowhill	Philadelphia, PA	Preferred Equity	November 2022	220	33,413	33,413
2215 Hollywood	Hollywood, FL	Mezzanine Loan	April 2023	180	10,045	10,045
Monrovia Station	Monrovia, CA	Mezzanine Loan	July 2023	296	20,150	14,204
Infield	Kissimmee, FL	Preferred Equity	November 2023	384	11,400	11,400
Total				1,614	$90,008	$84,062

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	1.69 acres	May 2021	$36,432	82.45%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,521	100.00%
Galleria	Salt Lake City, UT	26.07 acres	September 2022	29,580	100.00%
Total				$73,533

(1) The Block C Joint Venture includes land held for development for Millcreek North and The Archer multifamily development projects as well as cash held at the joint venture for future investment. The Block C joint venture also includes The Westerly, which is reflected in the separate development property table above.

Results of Operations

Our results of operations for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues
Rental and other property revenues	$37,066	$34,888	$2,178	$71,421	$70,469	$952
Property management revenues	2,043	2,505	(462)	4,382	5,611	(1,229)
Other revenues	989	419	570	1,774	422	1,352
Total revenues	40,098	37,812	2,286	77,577	76,502	1,075
Operating expenses
Property operations expense	13,416	12,884	532	27,317	25,993	1,324
Property management expense	4,576	4,264	312	9,285	8,522	763
Asset management fee	3,129	4,580	(1,451)	6,273	9,366	(3,093)
Depreciation and amortization	17,199	13,578	3,621	32,153	28,990	3,163
General and administrative expenses	1,178	2,348	(1,170)	2,945	5,647	(2,702)
Total operating expenses	39,498	37,654	1,844	77,973	78,518	(545)
Income (loss) from operations	600	158	442	(396)	(2,016)	1,620
Equity in earnings of unconsolidated real estate entities	2,250	1,983	267	3,618	3,630	(12)
Interest income	495	491	4	968	894	74
Interest expense	(21,458)	(17,123)	(4,335)	(43,115)	(34,707)	(8,408)
Gain on sale of real estate assets	5	—	5	26,643	1,031	25,612
Promote from incentive allocation agreement	—	119	(119)	—	119	(119)
Other (expense) income	(1,105)	1,294	(2,399)	117	(123)	240
Loss before income taxes	(19,213)	(13,078)	(6,135)	(12,165)	(31,172)	19,007
Income tax (expense) benefit	(47)	73	(120)	(32)	307	(339)
Net loss	(19,260)	(13,005)	(6,255)	(12,197)	(30,865)	18,668
Net loss (income) attributable to noncontrolling interests:
Limited partners	9,051	6,314	2,737	5,195	14,711	(9,516)
Partially owned entities	861	(127)	988	1,573	(83)	1,656
Net loss attributable to controlling interests	(9,348)	(6,818)	(2,530)	(5,429)	(16,237)	10,808
Less preferred stock dividends	471	—	471	614	—	614
Net loss attributable to common stockholders	$(9,819)	$(6,818)	$(3,001)	$(6,043)	$(16,237)	$10,194

Weighted-average common shares outstanding - basic and diluted	31,647,211	35,002,140		31,614,142	35,300,655

Net loss per common share - basic and diluted	$(0.31)	$(0.19)		$(0.19)	$(0.46)

Comparison of the Three Months Ended June 30, 2024 and 2023

Rental and Other Property Revenues

Rental and other property revenues increased $2.2 million primarily due to an increase of $3.4 million from Melrose Phase II, Cottonwood Lighthouse Point and Alpha Mill, properties consolidated after June 2023, and an increase of $2.3 million from 805 Riverfront, Cottonwood Broadway, and Cottonwood Highland, developments completed in late 2023 that are currently in the lease-up stage. This was offset by a decrease of $4.1 million from the sale of Cottonwood One Upland in December 2023 and Cottonwood West Palm in February 2024. The remaining increase is due to higher occupancy and tenant fees at stabilized properties.

Property Operations Expense

Property operations expense increased $0.5 million primarily due to an increase of $1.6 million from the consolidation of Melrose Phase II, Cottonwood Lighthouse Point and Alpha Mill, and an increase of $1.4 million from the completion of the 805 Riverfront, Cottonwood Broadway, and Cottonwood Highland developments. This was offset by a decrease of $1.5 million from the sale of Cottonwood One Upland and Cottonwood West Palm and net tax refunds of approximately $1.0 million.

Management Fees

Management fees to our advisor decreased $1.5 million due to the decrease in gross asset values under management for the three months ended June 30, 2024 compared to the same period in the prior year.

Interest Expense

Interest expense increased $4.3 million primarily due to an increase of $1.3 million from the consolidation of Melrose Phase II, Cottonwood Lighthouse Point and Alpha Mill, and an increase of $3.3 million due to interest no longer being capitalized on our development projects, 805 Riverfront, Cottonwood Broadway, and Cottonwood Highland, as a result of their completion. Other increases include $1.3 million from the issuance of 2023 Preferred Stock and $0.6 million from higher interest rates and mortgage balances. This was offset by a $1.3 million reduction in interest expense from discounts on Series 2019 Preferred being fully accreted, and a $0.9 million reduction in interest expense from the sale of Cottonwood One Upland and Cottonwood West Palm.

Comparison of the Six Months Ended June 30, 2024 and 2023

Rental and Other Property Revenues

Rental and other property revenues increased $1.0 million primarily due to an increase of $3.5 million from Melrose Phase II, Cottonwood Lighthouse Point and Alpha Mill, properties consolidated after June 2023, and an increase of $3.4 million from 805 Riverfront, Cottonwood Broadway, and Cottonwood Highland, developments completed in late 2023 that are currently in the lease-up stage. This was offset by a decrease of $6.9 million from the sale of Cottonwood One Upland in December 2023 and Cottonwood West Palm in February 2024. The remaining increase is due to higher occupancy and tenant fees at stabilized properties.

Other Revenues

Other revenues increased $1.4 million from interest on our 2215 Hollywood and Monrovia Station loan investments.

Property Operations Expense

Property operations expense increased $1.3 million due to an increase of $1.3 million from the consolidation of Melrose Phase II, Cottonwood Lighthouse Point and Alpha Mill, and an increase of $3.0 million from the completion of the 805 Riverfront, Cottonwood Broadway, and Cottonwood Highland developments. This was offset by a decrease of $2.3 million from the sale of Cottonwood One Upland and Cottonwood West Palm and net tax refunds of approximately $1.0 million.

Management Fees

Management fees to our advisor decreased $3.1 million due to the decrease in gross asset values under management for the six months ended June 30, 2024 compared to the same period in the prior year.

Interest Expense

Interest expense increased $8.4 million primarily due to an increase of $1.4 million from the consolidation of Melrose Phase II, Cottonwood Lighthouse Point and Alpha Mill, and an increase of $6.5 million due to interest no longer being capitalized on our development projects, 805 Riverfront, Cottonwood Broadway, and Cottonwood Highland, as a result of their completion. Other increases include $3.1 million from the issuance of 2023 Preferred Stock and $1.2 million from higher interest rates and mortgage balances. This was offset by a $2.5 million reduction in interest expense from discounts on Series 2019 Preferred being fully accreted, and a $1.7 million reduction in interest expense from the sale of Cottonwood One Upland and Cottonwood West Palm.

Gain on Sale of Real Estate Assets

The $26.6 million gain on sale of real estate in the six months ended June 30, 2024 was from the sale of Cottonwood West Palm in February 2024. The $1.0 million gain on sale of real estate in the six months ended June 30, 2023 was from the sale of a partial interest in Cottonwood Lighthouse Point in February 2023.

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

We evaluate the performance of our operating properties using a same store analysis because the population of properties is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. Our same store portfolio includes consolidated and unconsolidated stabilized properties which we manage and have ownership interests in for the entirety of both current and prior years. Operating properties excluded from same store include development properties that have undergone lease up, properties that have been acquired and/or consolidated during the same store reporting period, and properties that have been sold during the same store reporting period. We believe the drivers of NOI for our consolidated stabilized properties listed above are generally the same for our unconsolidated properties, of which we own on average 60.8%. Therefore we evaluate same store NOI based on our ownership in the properties within the same store portfolio. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

For the three and six months ended June 30, 2024, our same store portfolio consisted of 23 consolidated properties, representing approximately 6,500 units, and 3 unconsolidated properties, representing approximately 1,000 units.

The following table reconciles rental and other property revenues less property operations expense (“Consolidated Property NOI”) from the condensed consolidated statement of operations to Same Store NOI for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Consolidated Property NOI to Same Store NOI
Rental and other property revenues	$37,066	$34,888	$71,421	$70,469
Property operations expense	13,416	12,884	27,317	25,993
Consolidated Property NOI	23,650	22,004	44,104	44,476
Less: Non-same store NOI
Lease up properties	(835)	18	(372)	18
Sold properties	(328)	(2,666)	(887)	(5,291)
Non-core property expenses, net	(854)	140	(789)	481
NOI attributable to noncontrolling interests	(346)	(349)	(711)	(706)
Same store NOI from consolidated activity	21,287	19,147	41,345	38,978
Same store NOI from unconsolidated activity	2,430	4,277	6,262	8,247
Same store NOI	$23,717	$23,424	$47,607	$47,225

The following table reconciles equity in earnings of unconsolidated real estate entities from the condensed consolidated statement of operations to same store net operating income from unconsolidated properties ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity in earnings of unconsolidated real estate entities	$2,250	$1,983	$3,618	$3,630
Adjustments to arrive at same store net operating income
Equity in earnings from preferred equity investments	(2,940)	(3,057)	(5,857)	(5,978)
Equity in losses from depreciation and amortization	1,326	2,410	3,613	4,214
Non-same store property equity in earnings (losses)	312	(13)	312	99
Equity in losses on non-core property expense and other adjustments (1)	1,482	2,954	4,576	6,282
Same store NOI - unconsolidated properties	$2,430	$4,277	$6,262	$8,247

(1) Property management expenses and other expenses charged by us to our consolidated properties are eliminated. For consistency with consolidated property NOI, same store NOI - unconsolidated properties has been adjusted to remove property management expenses and other expenses at unconsolidated properties that are eliminated with consolidated properties. We apply our ownership percentage at June 30, 2024 for all periods presented. Since equity in earnings is calculated using our ownership percentage throughout the year (which may change as interests are acquired or sold), adjustments have also been made to apply the ownership percentage at June 30, 2024 throughout the reporting period to be consistent with consolidated property NOI.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

Same store NOI was consistent for the three and six months ended June 30, 2024 when compared to the same period in the prior year. The weighted-average rents for the same store portfolio was $1,712 and $1,723, while the weighted-average occupancy rate for the same store portfolio was 93.9% and 92.8% at June 30, 2024 and 2023, respectively. For the three and six months ended June 30, 2024, property payroll costs and insurance costs increased while real estate costs decreased.

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

The following table presents the calculation of FFO and Core FFO (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to controlling interests	$(9,348)	$(6,818)	$(5,429)	$(16,237)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	16,555	12,787	30,834	27,411
Depreciation and amortization from unconsolidated real estate entities	1,326	2,410	3,613	4,214
Gain on sale of real estate assets	(5)	—	(26,643)	(1,031)
Loss allocated to noncontrolling interests - limited partners	(9,051)	(6,314)	(5,195)	(14,711)
Amount attributable to above from noncontrolling interests - partially owned entities	(506)	(37)	(1,011)	(472)
Funds from operations attributable to common stockholders and unit holders	(1,029)	2,028	(3,831)	(826)
Adjustments:
Amortization of intangible assets	643	790	1,318	1,579
Amortization of debt issuance costs	848	531	1,587	1,056
Accretion of discount on preferred stock	733	1,660	1,418	3,137
Share-based compensation	1,017	568	1,999	1,728
Promote from incentive allocation agreement (tax effected)	—	(91)	(40)	(91)
Loss on debt extinguishment	200	—	1,439	1,135
(Gains) losses on derivatives	1,099	(1,542)	505	(196)
Legal costs and settlements, net	(1,500)	743	(2,202)	1,047
Other adjustments (1)	437	120	48	251
Amount attributable to above from noncontrolling interests and unconsolidated entities	408	(24)	415	793
Core funds from operations attributable to common stockholders and unit holders	$2,856	$4,783	$2,656	$9,613

FFO per common share and unit - diluted	$(0.02)	$0.03	$(0.06)	$(0.01)
Core FFO per common share and unit - diluted	$0.04	$0.07	$0.04	$0.14
Weighted-average diluted common shares and units outstanding - FFO	64,332,064	67,424,387	64,000,590	67,313,449
Weighted-average diluted common shares and units outstanding - Core FFO	66,346,596	67,424,387	65,354,659	67,313,449

(1) Other adjustments include acquisition fees and expenses, insurance losses, and other miscellaneous non-cash or non-recurring items.

Weighted-average dilutive common shares and units for FFO is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average common shares	31,647,211	35,002,140	31,614,142	35,300,655
Weighted-average limited partnership units	32,684,853	32,422,247	32,386,448	32,012,794
Weighted-average common shares and units outstanding (1)	64,332,064	67,424,387	64,000,590	67,313,449

(1) As FFO was negative, Series A Convertible Preferred shares were not included due to their antidilutive effect.

    Weighted-average dilutive common shares and units for Core FFO is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dilutive weighted-average Series A Convertible Preferred shares	2,014,532	—	1,354,069	—
Weighted-average common shares	31,647,211	35,002,140	31,614,142	35,300,655
Weighted-average limited partnership units	32,684,853	32,422,247	32,386,448	32,012,794
Weighted-average common shares and units outstanding	66,346,596	67,424,387	65,354,659	67,313,449

Refer to “Results of Operations” and “Same Store Results of Operations” above for further detail.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a June 30, 2024 NAV per share for our outstanding Class T, Class D, Class I, and Class A shares of $12.6636.

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

Our total NAV in the following table includes the NAV of our outstanding classes of common stock, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of June 30, 2024 (in thousands except share data):

Components of NAV*	As of June 30, 2024
Investments in Multifamily Operating Properties	1,904,860
Investments in Multifamily Development Properties	285,908
Investments in Real Estate-Related Structured Investments	107,725
Investments in Land Held for Development	43,792
Operating Company and Other Net Current Assets	5,343
Cash and Cash Equivalents	18,220
Secured Real Estate Financing	(1,265,184)
Subordinated Unsecured Notes	(41,358)
Preferred Equity	(218,380)
Convertible Preferred Equity	(28,848)
Net Asset Value	812,078
Fully-diluted Shares/Units Outstanding	64,126,916

* Presented as adjusted for our economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2024 (in thousands, except share and per share data):

	Class
	T	D	I	A	OP(1)	Total
As of June 30, 2024
Monthly NAV	$51,536	$3,552	$70,336	$274,416	$412,238	$812,078
Fully-diluted Outstanding Shares/Units	4,069,571	280,497	5,554,218	21,669,639	32,552,991	64,126,916
NAV per Fully-diluted Share/Unit	$12.6636	$12.6636	$12.6636	$12.6636	$12.6636

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the Independent Appraisal Firms in the discounted cash flow methodology used in the June 30, 2024, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.81%	5.49%
Development Assets	6.66%	5.25%

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

A change in these assumptions would impact the calculation by the Independent Appraisal Firms of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.3%	2.0%
	0.25% increase	(2.2)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	3.0%	3.2%
	0.25% increase	(2.7)%	(2.8)%

* Presented as adjusted for our economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV (in thousands):

June 30, 2024
Stockholders’ equity	$213,421
Non-controlling interests attributable to limited partners	220,419
$433,840
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	$208,406
Deferred tax liability	620
Discount on preferred stock	(8,889)
Derivative assets	(5,214)
Convertible preferred shares	(28,848)
Unrealized net real estate and debt appreciation	208,966
Other	$3,197
NAV	$812,078

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

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended June 30, 2024, our total operating expenses were less than the 2%/25% Limitation.

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

We intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals at the property level. Factors which could increase or decrease our future liquidity include but are not limited to operating performance of the properties, the interest rate environment and inflation which could increase our expenses, the satisfaction of REIT dividend requirements and the volume of repurchase requests under our share purchase program. Though we have seen an increase in the amount of repurchase requests over the last twelve months, all such requests have been satisfied and the volume of repurchase requests slowed over the second quarter of this year . Due to commitments on our structured investments and development projects, which we believe will be accretive to our portfolio, our available cash to fund repurchase requests is limited. We completed the sale of Cottonwood One Upland (closed December 2023) and Cottonwood West Palm (closed February 2024) to strengthen our liquidity position and enhance our ability to fund repurchase requests and anticipate we will be able to fully fund repurchase requests. To continue to bolster our liquidity position, we may pursue additional strategic asset sales in the future or seek additional sources of capital.

As of June 30, 2024, we have $855.1 million of fixed rate debt and $388.0 million of variable rate debt, which includes $43.9 million of construction loans. We have interest rate cap hedging instruments on $206.2 million, or 53%, of our variable rate debt. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $41.4 million as of June 30, 2024.

We have a credit facility in place with JP Morgan that provides us with additional liquidity. Our JP Morgan Revolving Credit Facility, which was amended due to the sale of Cottonwood One Upland in December 2023, has a variable rate and is secured by Parc Westborough with the option to add an additional property as collateral by December 14, 2024. We may obtain advances secured against Parc Westborough (and an additional property if and when added to the facility) up to $100.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of June 30, 2024, we had advances of $34.4 million on the JP Morgan Revolving Credit Facility, with the amount we could borrow capped at $41.4 million primarily due to the current interest rate environment and the applicable debt-service coverage ratio.

One of our principal long-term liquidity requirements includes the repayment of maturing debt. Aggregate maturities will be $41.6 million for the year ended December 31, 2024 and for the years ending 2025 through 2028 will be $104.9 million, $127.4 million, $364.1 million, and $72.4 million, respectively, and $574.0 million in the aggregate thereafter. Of the $41.6 million maturing during the current year ended December 31, 2024, $21.4 million relates to our 2019 6% Unsecured Promissory Notes, which can be extended to December 31, 2025.

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

The Series 2019 Preferred Stock redemption date is December 31, 2024, subject to an additional one-year extension at our option. The Series 2023 Preferred Stock redemption date is June 30, 2027, subject to two one-year extensions at our option. The Series 2023-A Preferred Stock redemption date is December 31, 2027. As of June 30, 2024, we had 12.2 million shares outstanding for our Series 2019 Preferred Stock, 9.4 million shares outstanding for our Series 2023 Preferred Stock, and 0.3 million shares outstanding for our Series 2023-A Preferred Stock.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$5,853	$(23,515)
Net cash provided by (used in) investing activities	52,375	(8,720)
Net cash (used in) provided by financing activities	(41,773)	40,835
Net increase in cash and cash equivalents and restricted cash	$16,455	$8,600

Net cash flows from operating activities improved by $29.4 million compared to the same period in the prior year primarily due to the absence of a performance participation allocation payment in 2024. The performance participation allocation payment in 2023 was $20.3 million. Other increases include rate cap purchases in 2023 that did not occur in 2024, cash from the operations of properties consolidated after June 30, 2023, large legal fee refunds in 2024, and prepaid lease payments. This was offset by decreased cash from the sale of One Upland and West Palm, and higher interest costs.

Net cash flows from investing activities increased by $61.1 million compared to the same period in the prior year. Cash flows provided by investing activities during the six months ended June 30, 2024 included $82.4 million received from the sale of Cottonwood West Palm, $9.9 million from the payoff of our preferred equity investment in Lector85, and $4.5 million in cash acquired with the consolidation of Cottonwood Lighthouse Point and Alpha Mill. This was offset by $27.6 million in cash used for development projects, $15.5 million funded toward mezzanine loans, and $1.3 million funded toward preferred equity investments. Cash flows used in investing activities during the six months ended June 30, 2023 included $18.1 million of capital returned from investments in unconsolidated entities upon refinance and $4.7 million in net cash from the sale of a partial interest in Cottonwood Lighthouse Point, offset by $21.5 million in cash used for development projects and capital improvements, $8.0 million funded in preferred equity investments, and $2.0 million funded toward mezzanine loans..

Net cash flows from financing activities decreased $82.6 million compared to the same period in the prior year. This is primarily due to a decrease of $46.8 million in borrowings on our revolving credit facility, mortgage notes and construction loans, a decrease of $46.0 million in proceeds from the issuance of preferred stock, a decrease of $4.0 million in net cash from the issuance of common stock, and the $15.3 million payoff of the preferred interest liability upon refinance of 805 Riverfront. This was offset by $22.6 million in net proceeds received from the issuance of Series A Convertible Preferred Stock, a decrease of $6.0 million in redemptions of preferred stock, common stock, and OP units, and $2.3 million in fewer distributions.

Distributions

The following table shows distributions paid and cash flow provided by (used in) operating activities during the six months ended June 30, 2024 and the year ended December 31, 2023 (in thousands):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Distributions paid in cash - convertible preferred stockholders	$448	$4
Distributions paid in cash - common stockholders	9,857	21,871
Distributions paid in cash to noncontrolling interests - limited partners	11,853	23,233
Distributions of DRP (reinvested)	1,498	2,353
Total distributions (1)	$23,656	$47,461

Source of distributions (2)
Paid from cash flows provided by operations	$6,939	$4,693
Paid from proceeds from realized investments	15,219	—
Paid from additional borrowings	—	40,415
Paid from offering proceeds	—	—
Offering proceeds from issuance of common stock pursuant to the DRP	1,498	2,353
Total sources	$23,656	$47,461

Net cash provided by (used in) operating activities (2)	$5,853	$(22,569)

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

For the six months ended June 30, 2024, distributions declared to convertible preferred stockholders, common stockholders and limited partners were $0.6 million, $11.3 million and $11.9 million, respectively. For the six months ended June 30, 2024, we paid cash distributions to convertible preferred stockholders, common stockholders and limited partners of $0.4 million, $9.9 million and $11.9 million, respectively. For the six months ended June 30, 2024, our net loss was $12.2 million. Cash flows provided by operating activities for the six months ended June 30, 2024 was $5.9 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2023 for discussions of our critical accounting estimates. As of June 30, 2024, our critical accounting estimates have not changed from those described in that report.

Subsequent Events
The Marq Highland Park Tenant in Common Sale

On July 23, 2024, we sold tenant in common interests in The Marq Highland Park Apartments for $20.3 million, receiving proceeds of $7.6 million after netting loan assumptions by the buyer and transaction costs. Our ownership in the property was reduced to 74.1%. As a result of the transaction, this entity will be deconsolidated on July 23, 2024 and our remaining ownership interest in this property will be recorded as an investment in unconsolidated real estate.

Astoria West Redemption

On July 29, 2024, we received $25.5 million for repayment in full of our Astoria West preferred equity investment. Of these proceeds, $15.0 million was for principal repayment, $10.2 million was for accrued interest and $0.3 million was for equity participation.

Revolving Credit Facility Paydown

On August 1, 2024, we paid down our revolving credit facility by $31.0 million, bringing the balance to $3.4 million.

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

We have both fixed and variable rate debt. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes do affect the fair value of fixed rate instruments. As of June 30, 2024, the face value of our fixed rate mortgage debt was $855.1 million and the estimated aggregate fair value was $831.1 million. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of June 30, 2024, the fair value of our fixed rate debt would have decreased by $15.5 million.

Conversely, movements in interest rates on variable rate debt change future earnings and cash flows, but, other than changes in required risk premiums, do not significantly affect fair value. As of June 30, 2024, we had $388.0 million of variable rate debt outstanding, including $43.9 million of construction loans, with 53% of our variable rate debt under rate cap hedging arrangements. If interest rates on non-hedged variable rate debt had been 100 basis points higher during the three and six months ended June 30, 2024, our interest expense would have increased by approximately $463,000 and $926,000, respectively. Interest on construction loans prior to being placed in service is capitalized; therefore, the impact of a change in interest rates on our Consolidated Statements of Operations would be less than the total change, but we would incur higher cash payments and capitalized costs, resulting in greater depreciation in later years.

The weighted-average interest rate of our variable rate debt at June 30, 2024 was 6.82%. The interest rate represents the actual interest rate in effect at June 30, 2024 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2024 were applicable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Related to our Company

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the three and six months ended June 30, 2024, we had consolidated net loss of $19.3 million and $12.2 million, respectively. For the year ended December 31, 2023, we had consolidated net losses of $44.9 million, respectively. As of June 30, 2024, we had an accumulated deficit of $100.2 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $32.2 million for the six months ended June 30, 2024 and $59.0 million for the year ended December 31, 2023.

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

For the six months ended June 30, 2024, and the year ended December 31, 2023, we paid aggregate distributions to convertible preferred stockholders, common stockholders and limited partnership unit holders of $23.7 million and $47.5 million, including $22.2 million and $45.1 million of distributions paid in cash and $1.5 million and $2.4 million of distributions reinvested through our distribution reinvestment plan, respectively. Our net loss for the six months ended June 30, 2024 was $12.2 million, and our net loss for the year ended December 31, 2023 was $44.9 million. Cash flows provided by operating activities were $5.9 million for the six months ended June 30, 2024, and cash flows used in operating activities were $22.6 million for the year ended December 31, 2023. We funded our total distribution paid during the six months ended June 30, 2024, which includes net cash distributions and distribution reinvestment by stockholders, with $6.9 million cash provided by operating activities, $1.5 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan and $15.2 million from proceeds from realized investments. We funded our total distributions paid during 2023, which includes net cash distributions and distributions reinvested by stockholders, with $4.7 million prior period cash provided by operating activities, $2.4 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan and $40.4 million from additional borrowings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the three months ended June 30, 2024, we sold equity securities that were not registered under the Securities Act and not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K as described below.

OP Units

On April 26, 2024, CROP issued 858,158 OP Units to acquire the remaining 26.3% tenant-in-common interests in Alpha Mill. The value of the units was $10.9 million based on the net asset value of the units as of March 31, 2024 of $12.6916. The issuance of such shares of units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

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

During the six months ended June 30, 2024, we issued 105,689 shares of Class I common stock upon exchange of corresponding OP Units held by various limited partners. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the OP Units. The Class I common stock was issued at the most recently disclosed NAV of the Class I shares as determined based on the valuation guidelines adopted by our board of directors.

Share Repurchase Program

Under our share repurchase program, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the last calendar day of that month (a “Repurchase Date”). Repurchased shares will remain outstanding on the Repurchase Date and will no longer be outstanding on the day following the Repurchase Date. Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that depending on the class of shares requested to be repurchased and how long the shares have been outstanding, the shares may be repurchased at a discount to the transaction price (an “Early Repurchase Deduction”) as described in the Share Repurchase Program which is filed as exhibit 99.1 in our Annual Report on Form 10-K, subject to certain limited exceptions. Settlements of share repurchases will generally be made within three business days of the Repurchase Date.

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

During the three months ended June 30, 2024, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
April 2024	342,247	1.0643551%	$12.3411	—
May 2024	510,651	1.5797288%	$12.3393	—
June 2024	233,885	0.7325065%	$12.3956	—
Total	1,086,783

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

APT Cowork, LLC Services Agreement

APT Cowork, LLC (“APT”) is an entity formed to engage in the business of converting underutilized and unused common space in multifamily apartment communities or retail space to revenue producing co-working space. Our officers and directors have a direct or indirect ownership interest in APT as follows: Glenn Rand (21.49%), Daniel Shaeffer (21.46%), Chad Christensen (21.46%), Gregg Christensen (8.89%), Eric Marlin (6.71%), Enzio Cassinis (5.25%), Adam Larson (2.81%), Susan Hallenberg (2.18%), Paul Fredenberg (1.83%), and Stan Hanks (1.06%). As previously disclosed, we, through certain subsidiaries of CROP, are party to the following agreements with APT: Reimbursement and Cost Sharing, Coworking Space Design, and Services. Additional information about each of these agreements is included in our Annual Report on Form 10-K.

On August 6, 2024, our conflicts committee approved changes to the Services Agreements in effect at certain of our properties to reduce the fee APT receives in exchange for providing the ongoing administration of coworking services at the property subject to the agreement from $10.00 to $5.00 per apartment unit per month. In addition, the parties intend for the Services Agreements to terminate within a twelve-month period during which time new leases and renewals of existing leases will provide for the Services Fee to be charged directly to the tenant and remitted to APT. As such, we expect to enter into a separate agreement with APT to reflect the revised payment structure. We expect to enter agreements documenting these changes prior to the end of August.

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

10.1
Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2024)

10.2
Renewal Agreement dated May 7, 2024 by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC with respect to Reimbursement and Cost Sharing Agreement dated May 7, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2024)

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

Dated: August 12, 2024