Form 10-Q
period 2024-09-30
Cottonwood Communities, Inc.
filed 2024-11-14
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 8, 2024, there were 4,263,847 shares of the registrant’s Class T common stock, 387,147 shares of the registrant's Class D common stock, 6,257,103 shares of the registrant's Class I common stock, and 20,895,391 shares of the registrant’s Class A common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Real estate assets, net	$1,682,152	$1,649,146
Investments in unconsolidated real estate entities	110,025	185,716
Investments in real estate-related loans, net	28,490	8,703
Cash and cash equivalents	64,978	63,800
Restricted cash	35,865	27,013
Other assets	33,091	29,464
Total assets	$1,954,601	$1,963,842
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,120,563	$1,022,452
Construction loans, net	43,933	129,991
Preferred stock, net	213,689	201,621
Preferred interest liability	—	15,300
Unsecured promissory notes, net	41,358	41,883
Accounts payable, accrued expenses and other liabilities	69,583	81,048
Total liabilities	1,489,126	1,492,295
Commitments and contingencies (Note 11)
Equity and noncontrolling interests
Stockholders' equity
Series A Convertible Preferred Stock, $0.01 par value, 15,000,000 shares authorized at $10.00 per share; 3,916,031 and 215,277 shares issued and outstanding at September 30, 2024and December 31, 2023, respectively.	33,931	1,569
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,183,644 and 3,917,218 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	42	39
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 355,180 and 202,743 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	4	2
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 5,819,725 and 4,296,443 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	58	43
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 21,157,039 and 23,231,877 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	205	226
Additional paid-in capital	375,081	373,954
Accumulated distributions - Series A Convertible Preferred	(1,301)	(14)
Accumulated distributions - common stock	(79,124)	(62,114)
Accumulated deficit	(96,114)	(94,761)
Total stockholders' equity	232,782	218,944
Noncontrolling interests
Limited partners	204,016	221,617
Partially owned entities	28,677	30,986
Total noncontrolling interests	232,693	252,603
Total equity and noncontrolling interests	465,475	471,547
Total liabilities, equity and noncontrolling interests	$1,954,601	$1,963,842

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Rental and other property revenues	$37,335	$35,977	$108,756	$106,446
Property management revenues	2,025	2,133	6,407	7,744
Other revenues	1,206	768	2,980	1,190
Total revenues	40,566	38,878	118,143	115,380
Operating expenses
Property operations expense	15,247	13,579	42,564	39,572
Property management expense	4,336	4,441	13,621	12,963
Asset management fee	3,125	4,243	9,398	13,609
Depreciation and amortization	17,596	14,646	49,749	43,635
General and administrative expenses	3,001	2,288	5,946	7,935
Total operating expenses	43,305	39,197	121,278	117,714
Loss from operations	(2,739)	(319)	(3,135)	(2,334)
Equity in earnings of unconsolidated real estate entities	1,361	1,438	4,979	5,067
Interest income	435	517	1,403	1,412
Interest expense	(22,291)	(19,464)	(65,406)	(54,171)
Gain on sale of real estate assets	20,668	—	47,311	1,031
Gain on legal settlement	16,020	—	16,020	—
Gain on consolidation of development	—	4,452	—	4,452
Other expense	(2,670)	(218)	(2,553)	(223)
Income (loss) before income taxes	10,784	(13,594)	(1,381)	(44,766)
Income tax (expense) benefit	(159)	31	(191)	338
Net income (loss)	10,625	(13,563)	(1,572)	(44,428)
Net (income) loss attributable to noncontrolling interests:
Limited partners	(4,168)	6,593	1,027	21,304
Partially owned entities	(2,381)	12	(808)	(71)
Net income (loss) attributable to controlling interests	4,076	(6,958)	(1,353)	(23,195)
Less preferred stock dividends	672	—	1,286	—
Net earnings (losses) attributable to common stockholders	$3,404	$(6,958)	$(2,639)	$(23,195)

Weighted-average common shares outstanding - basic and diluted	31,732,893	34,037,337	31,654,014	34,874,921

Net earnings (losses) per common share - basic and diluted	$0.11	$(0.20)	$(0.08)	$(0.67)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2024	$1,569	$39	$2	$43	$226	$373,954	$(14)	$(62,114)	$(94,761)	$218,944	$221,617	$30,986	$471,547
Issuance of Series A Convertible Preferred Stock	13,608	—	—	—	—	—	—	—	—	13,608	—	—	13,608
Offering Costs - Series A Convertible Preferred Stock	(1,713)	—	—	—	—	—	—	—	—	(1,713)	—	—	(1,713)
Issuance of common stock	—	1	—	3	—	5,976	—	—	—	5,980	—	—	5,980
Offering costs - common stock	—	—	—	—	—	(88)	—	—	—	(88)	—	—	(88)
Distribution reinvestment	—	—	—	—	—	724	—	—	—	724	—	—	724
Common stock/OP Units repurchased	—	(1)	—	(1)	(7)	(12,575)	—	—	—	(12,584)	(1,968)	—	(14,552)
Exchanges and transfers	—	—	—	1	—	612	—	—	—	613	(613)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	3,322	—	3,322
Share-based compensation	—	—	—	—	—	53	—	—	—	53	929	—	982
Distributions to investors	—	—	—	—	—	—	(143)	(5,656)	—	(5,799)	(5,887)	(39)	(11,725)
Net income (loss)	—	—	—	—	—	—	—	—	3,919	3,919	3,856	(712)	7,063
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	1,914	—	—	—	1,914	(1,914)	—	—
Balance at March 31, 2024	$13,464	$39	$2	$46	$219	$370,570	$(157)	$(67,770)	$(90,842)	$225,571	$219,342	$30,235	$475,148
Issuance of Series A Convertible Preferred Stock	12,969	—	—	—	—	—	—	—	—	12,969	—	—	12,969
Offering Costs - Series A Convertible Preferred Stock	(1,570)	—	—	—	—	—	—	—	—	(1,570)	—	—	(1,570)
Issuance of common stock	—	3	1	6	—	11,714	—	—	—	11,724	—	—	11,724
Offering costs - common stock	—	—	—	—	—	(1,048)	—	—	—	(1,048)	—	—	(1,048)
Distribution reinvestment	—	—	—	—	—	774	—	—	—	774	—	—	774
Common stock/OP Units repurchased	—	(1)	—	(1)	(9)	(13,413)	—	—	—	(13,424)	(1,848)	—	(15,272)
Exchanges and transfers	—	—	—	4	—	5,364	—	—	—	5,368	(5,368)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	10,891	—	10,891
Share-based compensation	—	—	—	—	—	70	—	—	—	70	947	—	1,017
Distributions to investors	—	—	—	—	—	—	(471)	(5,672)	—	(6,143)	(6,016)	(27)	(12,186)
Net loss	—	—	—	—	—	—	—	—	(9,348)	(9,348)	(9,051)	(861)	(19,260)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	1,111	—	—	—	1,111	(1,111)	—	—
Balance at June 30, 2024	$24,863	$41	$3	$55	$210	$375,142	$(628)	$(73,442)	$(100,190)	$226,054	$207,786	$29,347	$463,187
Issuance of Series A Convertible Preferred Stock	10,157	—	—	—	—	—	—	—	—	10,157	—	—	10,157
Offering Costs - Series A Convertible Preferred Stock	(1,089)	—	—	—	—	—	—	—	—	(1,089)	—	—	(1,089)
Issuance of common stock	—	1	1	3	—	6,987	—	—	—	6,992	—	—	6,992
Offering costs - common stock	—	—	—	—	—	(651)	—	—	—	(651)	—	—	(651)
Distribution reinvestment	—	—	—	—	—	832	—	—	—	832	—	—	832
Common stock/OP Units repurchased	—	—	—	(2)	(5)	(9,439)	—	—	—	(9,446)	(815)	—	(10,261)
Exchanges and transfers	—	—	—	2	—	1,853	—	—	—	1,855	(1,855)	—	—
Share-based compensation	—	—	—	—	—	66	—	—	—	66	953	—	1,019
Distributions to investors	—	—	—	—	—	—	(673)	(5,682)	—	(6,355)	(5,930)	(3,051)	(15,336)
Net income	—	—	—	—	—	—	—	—	4,076	4,076	4,168	2,381	10,625
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	291	—	—	—	291	(291)	—	—
Balance at September 30, 2024	$33,931	$42	$4	$58	$205	$375,081	$(1,301)	$(79,124)	$(96,114)	$232,782	$204,016	$28,677	$465,475

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2023	$—	$48	$1	$39	$266	$414,140	$—	$(38,049)	$(71,513)	$304,932	$272,536	$32,431	$609,899
Issuance of common stock	—	3	1	2	—	13,401	—	—	—	13,407	—	—	13,407
Offering costs - common stock	—	—	—	—	—	(1,188)	—	—	—	(1,188)	—	—	(1,188)
Distribution reinvestment	—	—	—	—	—	696	—	—	—	696	—	—	696
Common stock/OP Units repurchased	—	—	—	(1)	(9)	(18,967)	—	—	—	(18,977)	(649)	—	(19,626)
Exchanges and transfers	—	—	—	1	—	1,970	—	—	—	1,971	(1,971)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	19,829	—	19,829
Share-based compensation	—	—	—	—	—	55	—	—	—	55	1,105	—	1,160
Distributions to investors	—	—	—	—	—	—	—	(6,230)	—	(6,230)	(5,757)	(126)	(12,113)
Net loss	—	—	—	—	—	—	—	—	(9,419)	(9,419)	(8,397)	(44)	(17,860)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	7,150	—	—	—	7,150	(7,150)	—	—
Balance at March 31, 2023	$—	$51	$2	$41	$257	$417,257	$—	$(44,279)	$(80,932)	$292,397	$269,546	$32,261	$594,204
Issuance of common stock	—	2	—	2	—	7,218	—	—	—	7,222	—	—	7,222
Offering costs - common stock	—	—	—	—	—	(794)	—	—	—	(794)	—	—	(794)
Distribution reinvestment	—	—	—	—	—	709	—	—	—	709	—	—	709
Common stock/OP Units repurchased	—	(1)	—	(2)	(16)	(22,686)	—	—	—	(22,705)	(525)	—	(23,230)
Exchanges and transfers	—	—	—	2	—	4,050	—	—	—	4,052	(4,052)	—	—
Share-based compensation	—	—	—	—	—	60	—	—	—	60	508	—	568
Distributions to investors	—	—	—	—	—	—	—	(6,114)	—	(6,114)	(5,851)	(75)	(12,040)
Net loss	—	—	—	—	—	—	—	—	(6,818)	(6,818)	(6,314)	127	(13,005)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	1,086	—	—	—	1,086	(1,086)	—	—
Balance at June 30, 2023	$—	$52	$2	$43	$241	$406,900	$—	$(50,393)	$(87,750)	$269,095	$252,226	$32,313	$553,634
Issuance of common stock	—	1	—	1	—	3,934	—	—	—	3,936	—	—	3,936
Offering costs - common stock	—	—	—	—	—	170	—	—	—	170	—	—	170
Distribution reinvestment	—	—	—	—	—	470	—	—	—	470	—	—	470
Common stock/OP Units repurchased	—	(7)	—	(3)	(7)	(28,684)	—	—	—	(28,701)	(397)	—	(29,098)
Exchanges and transfers	—	—	—	1	—	1,393	—	—	—	1,394	(1,394)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	3,110	—	3,110
Share-based compensation	—	—	—	—	—	38	—	—	—	38	446	—	484
Distributions to investors	—	—	—	—	—	—	—	(5,939)	—	(5,939)	(5,844)	(870)	(12,653)
Net loss	—	—	—	—	—	—	—	—	(6,958)	(6,958)	(6,593)	(12)	(13,563)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	6,920	—	—	—	6,920	(6,920)	—	—
Balance at September 30, 2023	$—	$46	$2	$42	$234	$391,141	$—	$(56,332)	$(94,708)	$240,425	$234,634	$31,431	$506,490

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,572)	$(44,428)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	49,749	43,635
Gain on sale of real estate assets	(47,311)	(1,031)
Gain on legal settlement	(16,020)	—
Gain on consolidation of development	—	(4,452)
Share-based compensation	3,018	2,212
Amortization of debt issuance costs, discounts and premiums	4,716	6,600
Paid-in-kind interest on construction loans	1,387	—
Derivative fair value adjustments	3,762	(368)
Loss on debt extinguishment	2,554	1,037
Other operating	(708)	91
Equity in earnings of unconsolidated real estate entities	(4,979)	(5,067)
Distributions from unconsolidated real estate entities - return on capital	14,229	3,310
Changes in operating assets and liabilities:
Other assets	(3,741)	(7,588)
Performance participation allocation payment	—	(20,320)
Accounts payable, accrued expenses and other liabilities	13,984	8,791
Net cash provided by (used in) operating activities	19,068	(17,578)
Cash flows from investing activities:
Cash acquired on consolidation of real estate	4,485	5,807
Proceeds from sale of real estate assets, net	87,704	4,656
Capital expenditures and development activities	(39,042)	(32,805)
Investments in unconsolidated real estate entities	(1,314)	(17,604)
Proceeds from sale of investments in unconsolidated real estate entities	24,934	—
Distributions from unconsolidated real estate entities - return of capital	—	18,106
Contributions to investments in real estate-related loans	(20,057)	(7,346)
Net cash provided by (used in) investing activities	56,710	(29,186)

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Principal payments on mortgage notes	(348)	(862)
Borrowings from revolving credit facility	109,736	70,000
Repayments on revolving credit facility	(73,000)	(50,000)
Borrowings under mortgage notes	106,082	366,963
Repayments of mortgage notes	(87,892)	(284,702)
Deferred financing costs on mortgage notes	(1,029)	(4,053)
Borrowings from construction loans	8,326	16,955
Repayments of construction loans	(95,771)	(37,000)
Payoff of preferred interest liability	(15,300)	—
Repayments of related party notes assumed on acquisition	(1,332)	—
Proceeds from issuance of preferred stock	15,682	80,170
Redemption of preferred stock	(3,336)	(1,438)
Offering costs paid on issuance of preferred stock	(1,941)	(9,247)
Repurchase of unsecured promissory notes	(755)	(1,014)
Proceeds from issuance of Series A Convertible Preferred Stock	36,572	—
Offering costs paid on issuance of Series A Convertible Preferred Stock	(4,436)	—
Proceeds from issuance of common stock	24,696	24,567
Repurchase of common stock/OP Units	(45,871)	(71,009)
Offering costs paid on issuance of common stock	(2,164)	(2,569)
Distributions to convertible preferred stockholders	(1,056)	—
Distributions to common stockholders	(14,705)	(16,531)
Distributions to noncontrolling interests - limited partners	(17,799)	(17,395)
Distributions to noncontrolling interests - partially owned entities	(107)	(1,071)
Net cash (used in) provided by financing activities	(65,748)	61,764
Net increase in cash and cash equivalents and restricted cash	10,030	15,000
Cash and cash equivalents and restricted cash, beginning of period	90,813	95,524
Cash and cash equivalents and restricted cash, end of period	$100,843	$110,524

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$64,978	$78,153
Restricted cash	35,865	32,371
Total cash and cash equivalents and restricted cash	$100,843	$110,524

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023

Supplemental disclosure of non-cash investing and financing activities:
Decrease in accrued deferred offering costs	$(329)	$(756)
Distributions reinvested in common stock	2,330	1,877
Changes in accrued capital expenditures	(10,469)	(543)
Paid-in-kind interest related to construction	2,265	2,413
Changes in accrued redemptions	(5,743)	1,243
Cottonwood Lighthouse Point Acquisition
Real estate assets, net of cash acquired	$86,961	$—
Mortgage note assumed	(47,581)	—
Other assets and liabilities assumed, net	(2,426)	—
Value of OP Units issued for interests acquired	3,322	—
Alpha Mill acquisition of additional interests
Real estate assets, net of cash acquired	$73,253	$—
Mortgage note assumed	(38,295)	—
Other assets and liabilities assumed, net	181	—
Value of OP Units issued for interests acquired	10,891	19,829
Melrose Phase II Acquisition
Real estate assets, net of cash acquired	$—	$39,582
Mortgage note assumed	—	(31,387)
Other assets and liabilities assumed, net	—	(280)
Value of OP Units issued for interests acquired	—	3,110
805 Riverfront Acquisition
Real estate assets, net of cash acquired	$—	$98,921
Mortgage note assumed	—	(45,306)
Other assets and liabilities assumed, net	—	15,300
Value of OP Units issued for interests acquired	—	(14,668)

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

We conducted an initial public offering of common stock (the “Initial Offering”) from August 13, 2018 to December 22, 2020, from which we raised gross proceeds of $122.0 million. The Initial Offering ended in December 2020. In November 2021, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of September 30, 2024, we have raised gross proceeds of $230.0 million from the Follow-on Offering, including $7.0 million proceeds from the DRP Offering. We intend to conduct a continuous public offering of our common stock that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws.

Since November 2019, we have periodically conducted private placement offerings exempt from registration under the Securities Act pursuant to which we have offered for sale to accredited investors preferred stock at a purchase price of $10.00 per share of preferred stock (the “Private Offerings”). As of September 30, 2024, we have raised gross proceeds of $267.9 million from the Private Offerings. Additional information about our preferred stock is included in Note 7 and Note 8 to these financial statements.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of September 30, 2024, our portfolio consists of ownership interests or structured investment interests in 34 multifamily apartment communities with a total of 9,583 units, including 1,080 units in four multifamily apartment communities in which we have a structured investment interest and another 737 units in three multifamily apartment communities under construction or in lease-up. In addition, we have an ownership interest in four land sites we plan to develop. We operate as one reportable segment comprised of multifamily real estate.

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

We estimate an allowance for credit losses for each mezzanine loan using relevant available information relating to past events, current conditions, and reasonable forecasts. As of September 30, 2024 and December 31, 2023, the allowance for credit losses on our mezzanine loans was not significant.

Immaterial Correction to Consolidated Financial Statements

Each period the ownership of CROP varies between us, as the general partner, and the limited partners of CROP. Transactions that change our ownership interest in CROP are accounted for as equity transactions if we retain our controlling financial interest in CROP. No gain or loss is recognized in net income. Accordingly, the net equity balance in CROP is adjusted to reflect the changes in ownership of CROP held by us and the limited partners. These adjustments are based on their respective ownership at the end of each period and reflected as a reallocation between additional paid-in capital and noncontrolling interests - limited partners within our equity section on our consolidated balance sheets and consolidated statements of stockholders’ equity.

Beginning in the fourth quarter of 2023 and throughout 2024, we issued Series A Convertible Preferred Stock to investors and were issued corresponding convertible preferred units in CROP. The Series A Convertible Preferred Stock is perpetual in nature and classified as permanent equity on the consolidated balance sheets. The associated convertible preferred units in CROP were incorrectly included in reallocations between additional paid-in capital and noncontrolling interests - limited partners in the statements of stockholders’ equity for the three months ended June 30, 2024 and March 31, 2024 as they do not constitute residual interests. Accordingly, we have corrected the previously reported statements of stockholders’ equity as summarized in the following table. These immaterial adjustments have no impact on our net income, cash flows or the value of our OP Units.

	As Previously Reported	Adjustment	As Corrected
As of March 31, 2024
Additional paid-in capital	$363,724	$6,846	$370,570
Noncontrolling interests - limited partners	226,188	(6,846)	219,342
As of June 30, 2024
Additional paid-in capital	$362,509	$12,633	$375,142
Noncontrolling interests - limited partners	220,419	(12,633)	207,786

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets ($ in thousands):

	September 30, 2024	December 31, 2023
Land	$265,636	$257,553
Buildings and improvements	1,457,066	1,429,689
Furniture, fixtures and equipment	65,055	63,015
Intangible assets	37,782	37,158
Construction in progress (1)	39,464	17,995
	1,865,003	1,805,410
Less: Accumulated depreciation and amortization	(182,851)	(156,264)
Real estate assets, net	$1,682,152	$1,649,146

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.

Sale of Cottonwood West Palm

On February 29, 2024, we sold Cottonwood West Palm for net proceeds of $34.0 million. We recorded a net gain on sale of $26.6 million.

The Marq Highland Park Tenant in Common Sale

On July 23, 2024, we sold 25.9% of tenant in common interests in The Marq Highland Park Apartments to unaffiliated third parties for net cash consideration of $7.2 million. As a result of this transaction, The Marq Highland Park was deconsolidated with our remaining ownership interest of 74.1% recorded at fair value as an investment in unconsolidated real estate. We engaged third-party specialists to assist in determining the fair value of the various components of this transaction, including the remaining ownership interest. Refer to Note 4.

The following table summarizes the gain calculation, recorded in gain on sale of real estate assets on the condensed consolidated statements of operations ($ in thousands):

Total consideration, net of loan assumptions and transaction costs	$7,227
Fair value of remaining ownership interest	24,211
Book value of remaining ownership interest	(10,765)
Gain on sale	$20,673

Asset Acquisitions

The following table summarizes the purchase price allocation of the real estate assets acquired during the nine months ended September 30, 2024 ($ in thousands):

			Allocated Amounts
Property	Location	Date Consolidated	Building	Land	Land Improvements	Personal Property	Lease Intangibles	Total
Cottonwood Lighthouse Point	Pompano Beach, FL	3/28/24	$72,046	$12,156	$1,114	$1,167	$2,360	$88,843
Alpha Mill	Charlotte, NC	4/26/24	$58,277	$11,586	$1,789	$2,231	$1,812	$75,695

Cottonwood Lighthouse Point was consolidated in March 2024 when we issued 259,246 operating partnership units in CROP (“OP Units”) and assumed $1.3 million in related party notes and interest to acquire the remaining 13.23% tenant in common interests in the property. The value of the OP Units was $3.3 million. Cottonwood Lighthouse Point was previously accounted for as an equity method investment.

Alpha Mill was consolidated in April 2024 when we issued 858,158 OP Units to acquire the remaining 26.30% tenant in common interests in the property. The value of the OP Units was $10.9 million. Alpha Mill was previously accounted for as an equity method investment.

4.    Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of September 30, 2024 and December 31, 2023 ($ in thousands):

			Balance at
Property / Development	Location	% Owned	September 30, 2024	December 31, 2023
Stabilized Properties
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	$10,583	$11,817
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	6,269	6,713
Fox Point (1)	Salt Lake City, UT	52.8%	12,717	13,533
The Marq Highland Park (1)(2)	Tampa, FL	74.1%	23,421	—
Alpha Mill (1)(3)	Charlotte, NC	100.0% (3)	—	29,522
Cottonwood Lighthouse Point (1)(4)	Pompano Beach, FL	100.0% (4)	—	38,852
Preferred Equity Investments
Lector85 (5)	Ybor City, FL		—	11,387
Astoria West (6)	Queens, NY		—	23,406
417 Callowhill (7)	Philadelphia, PA		43,312	38,028
Infield (7)	Kissimmee, FL		13,515	11,942
Other			208	516
Total			$110,025	$185,716

(1) We account for our tenant in common interests in these properties as equity method investments.
(2) On July 23, 2024, we sold tenant in common interests in The Marq Highland Park Apartments for total consideration of $7.2 million, and we recorded a gain on sale of $20.7 million related to the transaction, which reduced our remaining ownership in The Marq Highland Park to 74.1%. See Note 3.

(3) On April 26, 2024, we issued 858,158 OP Units to acquire the remaining 26.3% tenant in common interests in Alpha Mill, bringing our ownership to 100% and resulting in the consolidation of the property. The value of the OP Units was $10.9 million.

(4) On March 28, 2024, we issued 259,246 OP Units and assumed $1.3 million in related party notes and interest to acquire the remaining 13.2% tenant in common interests in Cottonwood Lighthouse Point, bringing our ownership to 100% and resulting in the consolidation of the property. The value of the OP Units issued was $3.3 million.

(5) On June 11, 2024, we received $12.1 million from the payoff of our preferred equity investment in Lector85, consisting of $9.9 million of principal and $2.2 million of accrued interest.
(6) On July 29, 2024, we received $25.5 million from the payoff in full of our preferred equity investment in Astoria West, consisting of $15.0 million of principal and $10.5 million of accrued interest and participation.

(7) As of September 30, 2024, we have fully funded our commitments on both 417 Callowhill and Infield. As disclosed in Note 13, we committed and contributed additional funding to our Infield preferred equity investment subsequent to September 30, 2024.

Equity in losses for our stabilized properties for the three months ended September 30, 2024 and 2023 were $1.1 million and $1.5 million, respectively. Equity in losses for the nine months ended September 30, 2024 and 2023 were $3.3 million and $3.9 million, respectively.

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value method. Equity in earnings for our preferred equity investments for the three months ended September 30, 2024 and 2023 were $2.4 million and $3.0 million, respectively. Equity in earnings for our preferred equity investments for the nine months ended September 30, 2024 and 2023 were $8.3 million and $9.0 million, respectively.

5.    Debt
Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of September 30, 2024 and December 31, 2023 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	September 30, 2024	December 31, 2023
Fixed rate loans
Fixed rate mortgages	4.45%	4.2 Years	$808,174	$891,319
Total fixed rate loans			808,174	891,319
Variable rate loans (2)
Floating rate mortgages	6.82% (3)	4.2 Years	273,416	131,153
Variable rate revolving credit facility (4)	7.77%	3.2 Years	49,136	12,400
Total variable rate loans			322,552	143,553
Total secured loans			1,130,726	1,034,872
Unamortized debt issuance costs and discounts			(4,985)	(7,067)
Premium on assumed debt, net			(5,178)	(5,353)
Mortgage notes and revolving credit facility, net			$1,120,563	$1,022,452

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed, subject to certain debt service coverage ratio, loan to cost or debt yield requirements.

(2) The interest rates of our variable rate loans are based on 30-Day Average SOFR or one-month SOFR (CME Term).
(3) Includes the impact of interest rate caps in effect on September 30, 2024.
(4) Our variable rate revolving credit facility is secured by Parc Westborough and Alpha Mill, which was refinanced and added to the facility on August 29, 2024. We may obtain advances on the facility up to $100.0 million, as long as certain loan-to-value ratios and other requirements are maintained. At September 30, 2024, the amount on our variable rate revolving credit facility was capped at $76.0 million primarily due to the interest rate environment and the applicable debt-service coverage ratio.

The fixed and variable rate mortgages as of September 30, 2024 no longer include the related debt for Cottonwood West Palm, which was sold in February 2024 and which previously included both a fixed and variable debt component. We incurred a loss on extinguishment of debt of $1.2 million related to the payoff of the Cottonwood West Palm loan, which is included in interest expense in the condensed consolidated statement of operations.

Floating rate mortgages as of September 30, 2024 include the variable rate mortgage of Cottonwood Lighthouse Point, which was consolidated on March 28, 2024. See Note 3 and Note 4 above for additional discussion related to the Cottonwood West Palm and Cottonwood Lighthouse Point.

In May 2024, the Cottonwood Broadway and 805 Riverfront construction loans projects completed in 2023 were refinanced with variable rate bridge loans in the amount of $43.4 million and $60.2 million, respectively. Both bridge loans mature in 2025 and are included in floating rate mortgages as of September 30, 2024. In conjunction with the 805 Riverfront refinance, a preferred interest liability of $15.3 million was extinguished and $5.4 million of accrued preferred interest was paid. We intend to refinance these bridge loans or convert to permanent loans prior to or upon maturity.

In August 2024, we refinanced Alpha Mill and added it to our revolving credit facility. We incurred a loss on extinguishment of debt of $1.1 million related to the payoff of the refinanced loan, which is included in interest expense in the condensed consolidated statement of operations.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of September 30, 2024.

Construction Loans

Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at September 30, 2024	Amount Drawn at December 31, 2023
Cottonwood Broadway (1)	One-Month SOFR + 2.75%	December 1, 2025	$44,625	$—	$41,891
Cottonwood Highland	30-Day Average SOFR + 2.55%	May 1, 2029	44,250	43,933	39,790
805 Riverfront (1)	One-Month SOFR + 2.75%	December 1, 2025	55,400	—	48,310
The Westerly	One-Month SOFR + 3.0%	July 12, 2028	42,000	—	—
			$186,275	$43,933	$129,991

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
Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date (1)(2)	Maximum Extension Date	September 30, 2024	December 31, 2023
2017 6% Notes (1)	$35,000	6.50%	December 31, 2024 (1)	December 31, 2024	$20,008	$20,308
2019 6% Notes (2)	25,000	6.25%	December 31, 2024 (2)	December 31, 2025	21,350	21,575
	$60,000				$41,358	$41,883

(1) We exercised our final option to extend the maturity date on our 2017 6% Notes for one additional year to December 31, 2024, which increased the interest rate to 6.5% for the period from January 1, 2024 to December 31, 2024.

(2) We exercised the option to extend the maturity date on our 2019 6% Notes for one additional year to December 31, 2024, which increased the interest rate to 6.25% for the period from January 1, 2024 to December 31, 2024. We intend to exercise our final extension option through 2025.

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to September 30, 2024 are as follows ($ in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Unsecured Promissory Notes	Total
2024 (1)	$118	$—	$41,358	$41,476
2025	107,438	—	—	107,438
2026	142,010	—	—	142,010
2027	363,955	—	—	363,955
2028	72,260	—	—	72,260
Thereafter	444,945	43,933	—	488,878
	$1,130,726	$43,933	$41,358	$1,216,017

(1) Of the amounts maturing in 2024, $21.4 million relates to our 2019 6% Unsecured Promissory Notes, which can be extended to December 31, 2025.

6.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value ($ in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real estate-related loans	$28,490	$28,668	$8,703	$8,777
Total	$28,490	$28,668	$8,703	$8,777

Financial Liability:
Fixed rate mortgages	$808,174	$796,203	$891,319	$869,248
Floating rate mortgages	273,416	272,160	131,153	129,540
Variable rate revolving credit facility	49,136	49,136	12,400	12,400
Construction loans	43,933	43,933	129,991	129,991
Series 2019 Preferred Stock	121,091	121,091	124,266	124,266
Series 2023 Preferred Stock	98,459	98,459	83,567	83,567
Series 2023-A Preferred Stock	2,950	2,950	2,850	2,850
Preferred interest liability	—	—	15,300	15,300
Unsecured promissory notes	41,358	41,358	41,883	41,883
Total	$1,438,517	$1,425,290	$1,432,729	$1,409,045

All financial instruments in the table above are categorized as Level 2 in the fair value hierarchy.

7.    Preferred Stock

We have three classes of preferred stock outstanding as of September 30, 2024: Series 2019, Series 2023, and Series 2023-A that are accounted for as liabilities on the condensed consolidated balance sheets as they are mandatorily redeemable. Information on these classes of preferred stock as of September 30, 2024 and December 31, 2023 is as follows ($ in thousands):

				Shares Outstanding at
	Current Dividend Rate	Redemption Date	Maximum Extension Date	September 30, 2024	December 31, 2023
Series 2019 Preferred Stock	6.0%	December 31, 2024 (1)	December 31, 2025	12,109,091	12,426,596
Series 2023 Preferred Stock	6.0% (2)	June 30, 2027	June 30, 2029	9,845,928	8,356,724
Series 2023-A Preferred Stock	7.0%	December 31, 2027	N/A	295,000	285,000
Total				22,250,019	21,068,320
				\
(1) Prior to the original December 31, 2023 redemption date, we exercised our first extension option for the Series 2019 Preferred Stock, which increased the dividend rate to 6.0% and extended the redemption date to December 31, 2024.

(2) The first-year extension dividend rate, applicable from July 1, 2027 to June 30, 2028, is 6.25%. The fully extended divided rate, applicable from July 1, 2028 to June 30, 2028, is 6.5%.

	September 30, 2024	December 31, 2023
Preferred stock outstanding	$222,500	$210,683
Unamortized offering costs and discounts	(8,811)	(9,062)
Preferred stock, net	$213,689	$201,621
Our Series 2019 Preferred Stock was fully subscribed and terminated in March 2022. The offering of Series 2023 Preferred Stock commenced in December 2022 and is ongoing, with our first shares issued in early 2023. The offering of Series 2023-A Preferred Stock commenced in July 2023, and is ongoing, with our first shares issued in August 2023.
During the nine months ended September 30, 2024, we issued $15.6 million of Series 2023 Preferred Stock and $0.1 million of Series 2023-A Preferred Stock. During the nine months ended September 30, 2024 and 2023, we incurred $5.5 million and $5.2 million in dividends on our Series 2019 Preferred Stock, respectively, and $4.1 million and $2.0 million in dividends on our Series 2023 Preferred Stock, respectively. During the nine months ended September 30, 2024, we incurred $0.2 million in dividends on our Series 2023-A Preferred Stock. Dividends on preferred stock accounted for as liabilities are recorded through interest expense in the condensed consolidated statements of operations.
During the nine months ended September 30, 2024 and 2023, we repurchased 317,505 shares for $3.1 million and 233,698 shares for $2.2 million, respectively, of Series 2019 Preferred Stock. During the nine months ended September 30, 2024, we repurchased 69,000 shares of Series 2023 Preferred Stock for $0.6 million. No shares of our Series 2023 Preferred Stock were repurchased during the nine months ended September 30, 2023. No shares of our Series 2023-A Preferred Stock were repurchased during the nine months ended September 30, 2024 or 2023.

8.    Stockholders' Equity
Convertible Preferred Stock

As of September 30, 2024, there were 3,916,031 shares of Convertible Preferred Stock issued and outstanding. For the nine months ended September 30, 2024, we paid aggregate dividends on our Convertible Preferred Stock of $1.1 million.

Common Stock

The following table details the movement in our outstanding shares for each class of common stock:

	Nine Months Ended September 30, 2024
	Class T	Class D	Class I	Class A	Total
December 31, 2023	3,917,218	202,743	4,296,443	23,231,877	31,648,281
Issuance of common stock	509,014	158,475	1,598,675	—	2,266,164
Distribution reinvestment	49,124	2,304	40,051	88,362	179,841
Exchanges and transfers (1)	(17,133)	—	269,753	—	252,620
Repurchases of common stock	(274,579)	(8,342)	(385,197)	(2,163,200)	(2,831,318)
September 30, 2024	4,183,644	355,180	5,819,725	21,157,039	31,515,588

(1) Exchanges represent the number of shares OP Unit holders have exchanged for Class I shares during the period. Transfers represent Class T shares that were converted to Class I shares during the period, of which there were 17,133 during the nine months ended September 30, 2024.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the nine months ended September 30, 2024, we paid aggregate distributions of $17.0 million, including $2.3 million of distributions reinvested through our distribution reinvestment plan.

We declared the following monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2024	$0.06083333	$0.73
February 29, 2024	$0.06083333	$0.73
March 31, 2024	$0.06083333	$0.73
April 30, 2024	$0.06083333	$0.73
May 31, 2024	$0.06083333	$0.73
June 30, 2024	$0.06083333	$0.73
July 31, 2024	$0.06083333	$0.73
August 31, 2024	$0.06083333	$0.73
September 30, 2024	$0.06083333	$0.73

Repurchases

During the nine months ended September 30, 2024, we repurchased 2,831,318 shares of common stock pursuant to our share repurchase program for $35.5 million, at an average repurchase price of $12.50. We had no unfulfilled repurchase requests during the nine months ended September 30, 2024.

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

Management fees to our advisor for the three months ended September 30, 2024 and 2023 were $3.1 million and $4.2 million, respectively. Management fees to our advisor for the nine months ended September 30, 2024 and 2023 were $9.4 million and $13.6 million, respectively.

Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us. There were no acquisition expense reimbursements for the nine months ended September 30, 2024 and 2023.

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

Due to the decrease in the value of our net assets, no performance participation allocation was incurred during the three or nine months ended September 30, 2024 or during 2023. In March 2023, we paid $20.3 million in cash for the performance participation allocation incurred as a result of the increase in the value of our net assets and dividends paid to stockholders during the year ended December 31, 2022.

Block C

We, through our indirect subsidiaries, have a joint venture investment in Block C for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North and The Archer. As of September 30, 2024, entities affiliated with us and our advisor (the “Affiliated Members”) have made aggregate capital contributions of $10.9 million towards the joint venture. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs Act of 2017. As of September 30, 2024, our ownership in the Block C joint venture was 82.4%.

Assumption of Related Party Notes and Interest

On March 28, 2024, we acquired all of the outstanding tenant in common interests in Cottonwood Lighthouse Point from an unaffiliated third party. As part of the transaction, we assumed $1.3 million of notes and accrued interest held by an affiliate of the seller of the tenant in common interests in favor, directly and indirectly, of nine of our executive officers. Subsequent to the transaction, we paid the amount outstanding under the notes to the executive officers.

APT Cowork, LLC

APT Cowork, LLC (“APT”) engages in the business of converting underutilized and unused common space in multifamily apartment communities or retail space to revenue producing co-working space. Our officers and directors own 93.14% of APT through direct or indirect ownership interests. We and several of our properties have entered into agreements with APT as described below.

Reimbursement and Cost Sharing Agreement. Under the Reimbursement and Cost Sharing Agreement, we make certain employees available to APT. In exchange APT reimburses us its allocable share of all direct and indirect costs related to the employees utilized by APT, subject to an annual limit of $120,000.

Coworking Space Design Agreement. Under the Coworking Space Design Agreement, APT may advise, design and upgrade common areas at our multifamily properties. In exchange, our properties pay APT a one-time fee of $60,000, which may increase to $75,000.

Services Agreement. Under the Services Agreement, APT provides ongoing administration services in exchange for $10.00 per apartment unit per month (the "Service Fee") paid by the property. Under the agreement, APT will pay us 50% of coworking revenue it receives at the properties from non-residents. Each of our properties with Services Agreements must also have a Coworking Space Design Agreement with APT.

The following are the fees paid or incurred to APT under these agreements for the periods presented ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reimbursement and Cost Sharing Agreement	$6	$—	$6	$—
Coworking Space Design Agreement	—	60	60	60
Services Agreement, net revenue share	68	104	280	300

APT is transitioning its services from a coworking agreement to a license agreement based on occupied units instead of total units. We amended the Services Agreement effective September 1, 2024 which reduced the Service Fee from $10.00 per apartment unit per month to $5.00 per occupied apartment unit per month for any unit not covered under the license agreement. In addition, the amendment provides that the services agreement will terminate upon the earlier of i) the unit-by-unit transition resulting in no additional units receiving payment under the coworking agreement; and (ii) September 30, 2025. Under the license agreement, new leases and renewal of existing leases with our residents will have the Service Fee charged directly to them and remitted to APT.

10.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

OP Units and LTIP Units are units in CROP not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”
OP Units - During the nine months ended September 30, 2024 and 2023, we paid aggregate distributions to noncontrolling OP Unit holders of $17.8 million and $17.4 million, respectively.
LTIP Units - As of September 30, 2024, there were 733,910 unvested time-based LTIP awards and 521,753 unvested performance-based LTIP awards outstanding. LTIP Unit award share-based compensation, included within share-based compensation in the condensed consolidated statements of stockholders’ equity, was $2.8 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively. Total unrecognized compensation expense for LTIP Units at September 30, 2024 is $4.5 million and is expected to be recognized on a straight-line basis through December 2027.

Noncontrolling Interests - Partially Owned Entities

As of September 30, 2024, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 63%, with the average being 11%.

11.    Commitments and Contingencies

2215 Hollywood

As of September 30, 2024, we had funded $10.0 million and had no remaining commitment on the 2215 Hollywood Mezzanine Loan.

Monrovia Station

As of September 30, 2024, we had funded $18.6 million and had a remaining commitment of $1.5 million on the Monrovia Station Junior Mezzanine Loan.

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of September 30, 2024, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

In May 2021, we acquired Sugarmont, a project under development. Disputes and claims between Sugarmont and certain contractors occurred during construction of the project. We accrued contingent losses of $11.7 million as a result of claims made against Sugarmont. In September 2024, Sugarmont entered into an agreement to settle all matters in dispute through a payment of $4.3 million to Sugarmont and the previously accrued contingent losses were reversed. The aggregate impact of the $4.3 million settlement and contingent loss reversal resulted in a gain on settlement of $16.0 million recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024. The one percent interest in Sugarmont not owned by us had limited rights which included the right to control the prosecution and resolution of all litigation on behalf of Sugarmont and to receive 70% of favorable settlements. Accordingly, a distribution payable of $3.0 million was recorded in noncontrolling interests - partially owned entities.

12.    Earnings Per Share
The following table sets forth the computation of our net earnings (losses) per common share - basic and diluted ($ in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator for net earnings (losses) per common share - basic and diluted:
Net income (loss)	$10,625	$(13,563)	$(1,572)	$(44,428)
Net (income) loss attributable to noncontrolling interests - limited partners	(4,168)	6,593	1,027	21,304
Net (income) loss attributable to noncontrolling interests - partially owned entities	(2,381)	12	(808)	(71)
Preferred stock dividends	(672)	—	(1,286)	—
Numerator for net earnings (losses) per common share - basic and diluted	$3,404	$(6,958)	$(2,639)	$(23,195)

Denominator for net earnings (losses) per share - basic and diluted	31,732,893	34,037,337	31,654,014	34,874,921
Net earnings (losses) per common share - basic and diluted	$0.11	$(0.20)	$(0.08)	$(0.67)
For the three and nine months ended September 30, 2024 and 2023, convertible preferred shares, OP units and long term compensation shares/units are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive.

13.    Subsequent Events

We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Monrovia Station Funding

On October 9, 2024, we funded the remaining $1.5 million commitment on the Monrovia Station Junior Mezzanine Loan.

Infield Funding

On October 17, 2024, we increased our commitment by an additional $1.3 million on the Infield preferred equity investment, and funded the additional amount at the same time, bringing our total funding to $12.7 million.

Block C Note

On November 12, 2024, the board approved a promissory note in favor of Block C. Pursuant to the terms of the promissory note, effective January 1, 2025, CROP may borrow, on a revolving basis, up to $10.0 million. Amounts advanced under the note, plus any interest on the unpaid principal advanced is due and payable by January 31, 2025, subject to one 14-day extension.

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

In particular, the combination of the economic slowdown, elevated interest rates and inflation as well as a lack of lending activity in the debt markets have contributed to weakness in the commercial real estate markets. Continued disruptions in the financial markets and economic uncertainty could adversely affect our operations.

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

We are a non-listed perpetual-life, net asset value (“NAV”), REIT. We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

As of September 30, 2024, we raised $352.0 million from the sale of common stock in our public offerings and $267.9 million from the sale of our preferred stock in periodic private offerings to accredited investors (the “Private Offerings”). We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored OP Units in CROP.

As of our September 30, 2024 NAV, we had a portfolio of $2.3 billion in total assets, with 73.8% of our equity value in operating properties, 13.5% in development and 12.7% in real estate-related structured investments. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.

Highlights for the Three Months Ended September 30, 2024

The following highlights activities that occurred during the three months ended September 30, 2024:

•Net earnings attributable to common stockholders was $0.11 per diluted share compared to net loss attributable to common stockholders of $(0.20) per diluted share for the same period in the prior year. The improvement was primarily due to the gain on sale of The Marq Highland Park tenant in common interests and the gain from a legal settlement.
•Same store net operating income (“Same Store NOI”) was $22.7 million compared to $23.1 million for the same period in the prior year.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $0.08 per diluted share/unit compared to $(0.05) for the same period in the prior year. Core FFO was $0.00 per diluted share/unit, compared to $0.04 for the same period in the prior year. The decrease is primarily due to higher cost of capital, including interest on our preferred stock.
•Net asset value was $12.2714 per share/unit at September 30, 2024, compared to $12.6636 per share/unit at June 30, 2024.
•Sold tenant in common interests in The Marq Highland Park for net cash consideration of $7.2 million, resulting in a gain on sale of $20.7 million.
•Received $25.5 million for repayment in full of our Astoria West preferred equity investment, accrued interest and participation.
•Refinanced the loan on Alpha Mill and added it to our revolving credit facility.
•Raised $4.0 million of net proceeds from the sale of Series 2023 and Series 2023-A Preferred Stock.
•Raised $9.1 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Raised $6.3 million of net proceeds from the sale of our common stock issued under our registered public offering.
•Repurchased $10.3 million of common stock and OP Units at an average discount of 3% to NAV.

Highlights for the Nine Months Ended September 30, 2024

The following highlights activities that occurred during the nine months ended September 30, 2024:

•Net loss attributable to common stockholders was $(0.08) per diluted share compared to net loss attributable to common stockholders of $(0.67) per diluted share for the same period in the prior year. The improvement was primarily due to the gain the on sale of Cottonwood West Palm, the gain on the sale of tenant in common interests in The Marq Highland Park, and the gain on a legal settlement.
•Same Store NOI was $69.8 million compared to $69.9 million for the same period in the prior year.
•FFO was $0.03 per diluted share/unit compared to $(0.06) for the same period in the prior year. Core FFO was $0.04 per diluted share/unit, compared to $0.18 for the same period in the prior year. The decrease is primarily due to higher costs of capital, including interest on our preferred stock.
•Net asset value was $12.2714 per share/unit at September 30, 2024, compared to $13.4538 per share/unit at December 31, 2023.
•Funded the final $1.3 million of our $33.4 million preferred equity investment in the 417 Callowhill development.
•Sold Cottonwood West Palm for net proceeds of $34.0 million, recording a net gain on sale of $26.6 million.
•Sold tenant in common interests in The Marq Highland Park for net cash consideration of $7.2 million, resulting in the deconsolidation of the investment and recognition of a $20.7 million gain on sale with recording the remaining equity method investment at fair value.

•Received $12.1 million for repayment in full of our Lector85 preferred equity investment and accrued interest.
•Received $25.5 million for repayment in full of our Astoria West preferred equity investment, accrued interest and participation.
•Acquired the remaining tenant in common interests of Cottonwood Lighthouse Point and Alpha Mill through the issuance of OP Units.
•Refinanced the construction loans for Cottonwood Broadway and 805 Riverfront with variable rate bridge loans in the amount of $43.4 million and $60.2 million, respectively.
•Refinanced the loan on Alpha Mill and added it to the revolving credit facility.
•Raised $13.7 million of net proceeds from the sale of Series 2023 and Series 2023-A Preferred Stock.
•Raised $32.4 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Raised $22.5 million of net proceeds from the sale of our common stock issued under our registered public offering.
•Repurchased $40.1 million of common stock and OP Units at an average discount of 3% to NAV.

Our Investments

Information regarding our investments as of September 30, 2024 is as follows:

Stabilized Properties ($ in thousands, except net effective rent)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding(1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
Alpha Mill	Charlotte, NC	267	830	May 2021	$69,500		$21,219	$1,673	91.76%	100.00%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,542	90.46%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	1,412	87.88%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,496	92.56%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		34,613	2,053	93.48%	100.00%
Cottonwood Highland (2)(3)	Salt Lake City, UT	250	745	May 2021	65,210		43,933	1,793	93.20%	36.93%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,239	83.13%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		48,049	1,465	91.48%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,819	92.86%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,632	91.37%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,694	93.04%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		45,633	1,460	92.46%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		53,401	1,591	92.33%	100.00%
Melrose	Nashville, TN	220	951	May 2021	67,400		56,600	1,773	87.73%	100.00%
Melrose Phase II	Nashville, TN	139	675	May 2021	40,350		32,400	1,587	87.05%	100.00%
Parc Westborough	Boston, MA	249	1,008	May 2021	74,000		27,917	2,473	93.98%	100.00%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,525	(3)	43,453	1,875	94.02%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,872	93.75%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,427	94.76%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,367	1,081	92.02%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,732	93.27%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,373	1,757	87.02%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,577	91.50%	84.19%
Sugarmont	Salt Lake City, UT	341	904	May 2021	139,792	(3)	91,200	2,241	88.82%	99.00%	(4)
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,577	92.18%	98.68%
The Marq Highland Park (5)	Tampa, FL	239	999	May 2021	65,700		46,802	2,122	94.98%	74.10%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,284	96.18%	58.60%
Total / Weighted-Average		7,766	944		$1,866,107		$1,264,800	$1,718	91.78%	90.49%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) Excludes the commercial data in unit count. CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project due to a disproportionate ownership percentage assigned to CROP and related parties as fees and commissions were waived for the sponsor and its affiliates.

(3) These purchase price amounts represent the acquisition date fair value plus subsequent capitalized costs on the projects placed in service.
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

(5) Data from commercial retail units are excluded from number of units and physical occupancy.

Development/Lease Up Properties ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Total Project Investment	Debt Outstanding (1)	Physical Occupancy Rate (2)	Percentage Owned by CROP
Cottonwood Broadway	Salt Lake City, UT	254	817	May 2021	$79,513	$46,072	86.22%	100.00%
805 Riverfront	West Sacramento, CA	285	746	September 2023	104,635	60,210	85.71%	100.00%
The Westerly (3)	Salt Lake City, UT	198	808	May 2021 (3)	28,432	—	—%	82.45%
Total		737			$212,580	$106,282

(1) Debt outstanding is shown as if CROP owned 100% of the development property.
(2) Cottonwood Broadway and 805 Riverfront were completed in the fourth quarter of 2023. The Westerly is estimated to be completed in the second quarter of 2026.
(3) Construction on The Westerly began in July 2023. The amount above includes contributions from the Block C Joint Venture to The Westerly as of September 30, 2024 including the related land cost and capital expenditures. Refer to the land held for development table below for additional information on the Block C Joint Venture.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
417 Callowhill	Philadelphia, PA	Preferred Equity	November 2022	220	$33,413	$33,413
2215 Hollywood	Hollywood, FL	Mezzanine Loan	April 2023	180	10,045	10,045
Monrovia Station (1)	Monrovia, CA	Mezzanine Loan	July 2023	296	20,150	18,623
Infield (2)	Kissimmee, FL	Preferred Equity	November 2023	384	11,400	11,400
Total				1,080	$75,008	$73,481

(1) We funded the remaining $1.5 million commitment on Monrovia Station in October 2024.
(2) An additional $1.3 million of preferred equity was committed and funded to the Infield project in October 2024.

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	1.69 acres	May 2021	$30,995	82.45%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,521	100.00%
Galleria	Salt Lake City, UT	26.07 acres	September 2022	29,661	100.00%
Total				$68,177

(1) The Block C Joint Venture includes land held for development for Millcreek North and The Archer multifamily development projects as well as cash held at the joint venture for future investment. The Block C joint venture also includes The Westerly, which is reflected in the separate development property table above.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2024 and 2023 are as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues
Rental and other property revenues	$37,335	$35,977	$1,358	$108,756	$106,446	$2,310
Property management revenues	2,025	2,133	(108)	6,407	7,744	(1,337)
Other revenues	1,206	768	438	2,980	1,190	1,790
Total revenues	40,566	38,878	1,688	118,143	115,380	2,763
Operating expenses
Property operations expense	15,247	13,579	1,668	42,564	39,572	2,992
Property management expense	4,336	4,441	(105)	13,621	12,963	658
Asset management fee	3,125	4,243	(1,118)	9,398	13,609	(4,211)
Depreciation and amortization	17,596	14,646	2,950	49,749	43,635	6,114
General and administrative expenses	3,001	2,288	713	5,946	7,935	(1,989)
Total operating expenses	43,305	39,197	4,108	121,278	117,714	3,564
Loss from operations	(2,739)	(319)	(2,420)	(3,135)	(2,334)	(801)
Equity in earnings of unconsolidated real estate entities	1,361	1,438	(77)	4,979	5,067	(88)
Interest income	435	517	(82)	1,403	1,412	(9)
Interest expense	(22,291)	(19,464)	(2,827)	(65,406)	(54,171)	(11,235)
Gain on sale of real estate assets	20,668	—	20,668	47,311	1,031	46,280
Gain on legal settlement	16,020	—	16,020	16,020	—	16,020
Gain on consolidation of development	—	4,452	(4,452)	—	4,452	(4,452)
Other expense	(2,670)	(218)	(2,452)	(2,553)	(223)	(2,330)
Income (loss) before income taxes	10,784	(13,594)	24,378	(1,381)	(44,766)	43,385
Income tax (expense) benefit	(159)	31	(190)	(191)	338	(529)
Net income (loss)	10,625	(13,563)	24,188	(1,572)	(44,428)	42,856
Net (income) loss attributable to noncontrolling interests:
Limited partners	(4,168)	6,593	(10,761)	1,027	21,304	(20,277)
Partially owned entities	(2,381)	12	(2,393)	(808)	(71)	(737)
Net income (loss) attributable to controlling interests	4,076	(6,958)	11,034	(1,353)	(23,195)	21,842
Less preferred stock dividends	$672	$—	$672	$1,286	$—	$1,286
Net earnings (losses) attributable to common stockholders	$3,404	$(6,958)	$10,362	$(2,639)	$(23,195)	$20,556

Weighted-average common shares outstanding - basic and diluted	31,732,893	34,037,337	(2,304,444)	31,654,014	34,874,921	(3,220,907)

Net earnings (losses) per common share - basic and diluted	$0.11	$(0.20)	$0.31	$(0.08)	$(0.67)	$0.59

Comparison of the Three Months Ended September 30, 2024 and 2023

Rental and Other Property Revenues

Rental and other property revenues increased $1.4 million primarily due to an increase of $3.3 million as a result of the consolidation of several properties (Melrose Phase II, Cottonwood Lighthouse Point and Alpha Mill) after July 2023, and an increase of $2.9 million from lease up of several development properties (805 Riverfront, Cottonwood Broadway, and Cottonwood Highland) completed in late 2023. This was offset by a decrease of $5.2 million from the sale of Cottonwood One Upland in December 2023, the sale of Cottonwood West Palm in February 2024, and the sale of tenant in common interests in The Marq Highland Park in July 2024, which caused the property to be deconsolidated. The remaining increase is due to additional revenue from stabilized properties.

Property Operations Expense

Property operations expense increased $1.7 million primarily due to an increase of $1.4 million from the consolidation of Melrose Phase II, Cottonwood Lighthouse Point and Alpha Mill, and an increase of $1.4 million from the completion of 805 Riverfront, Cottonwood Broadway, and Cottonwood Highland. Insurance claims also increased. This was offset by a decrease of $1.9 million from the sale of Cottonwood One Upland, the sale of Cottonwood West Palm, and the sale of tenant in common interests in The Marq Highland Park.

Management Fees

Management fees to our advisor decreased $1.1 million due to the decrease in net asset values under management for the three months ended September 30, 2024 compared to the same period in the prior year.

Interest Expense

Interest expense increased $2.8 million primarily due to an increase of $1.4 million from the consolidation of Melrose Phase II, Cottonwood Lighthouse Point and Alpha Mill, an increase of $3.0 million due to interest no longer being capitalized on our development projects, 805 Riverfront, Cottonwood Broadway, and Cottonwood Highland, as a result of their completion, $1.1 million from the refinance of Alpha Mill, and $0.6 million from the issuance of 2023 Preferred Stock. This was offset by a $1.3 million reduction in interest expense from discounts on Series 2019 Preferred being fully accreted, a $1.6 million reduction in interest expense from the sales of Cottonwood One Upland, Cottonwood West Palm, and tenant in common interests in The Marq Highland Park, and a reduction in mortgage interest of $0.4 million.

Gain on Sale of Real Estate Assets

The $20.7 million gain on sale of real estate was from the sale of tenant in common interests in The Marq Highland Park in July 2024.

Gain on Legal Settlement

The gain on legal settlement was due to an agreement to settle all matters in dispute with certain contractors that arose from the development of Sugarmont through a payment of $4.3 million. As a result of the settlement agreement, contingent liabilities of $11.7 million were removed and a gain of $16.0 million was recognized.

Gain on Consolidation of Development

The $4.5 million gain on consolidation of development was from the consolidation of the 805 Riverfront development project in September 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Rental and Other Property Revenues

Rental and other property revenues increased $2.3 million primarily due to an increase of $6.7 million as a result of the consolidation of several properties (Melrose Phase II, Cottonwood Lighthouse Point and Alpha Mill) after June 2023, and an increase of $4.6 million from the lease up of several development properties (805 Riverfront, Cottonwood Broadway, and Cottonwood Highland) completed in late 2023. This was offset by a decrease of $12.1 million from the sale of Cottonwood One Upland in December 2023, the sale of Cottonwood West Palm in February 2024, and the sale of a tenant in common interests in The Marq Highland Park in July 2024, which caused the property to be deconsolidated. The remaining $3.1 million increase is due to higher rents at stabilized properties.

Other Revenues

Other revenues increased $1.8 million from interest on our 2215 Hollywood and Monrovia Station loan investments.

Property Operations Expense

Property operations expense increased $3.0 million due to an increase of $2.7 million from the consolidation of Melrose Phase II, Cottonwood Lighthouse Point and Alpha Mill, and an increase of $3.4 million from the completion of the 805 Riverfront, Cottonwood Broadway, and Cottonwood Highland developments. Insurance costs also increased by $1.0 million. This was offset by a decrease of $3.7 million from the sale of Cottonwood One Upland, the sale of Cottonwood West Palm, and the sale of tenant in common interests in The Marq Highland Park. Tax expenses also decreased by $1.6 million.

Management Fees

Management fees to our advisor decreased $4.2 million due to the decrease in net asset values under management for the nine months ended September 30, 2024 compared to the same period in the prior year.

Interest Expense

Interest expense increased $11.2 million primarily due to an increase of $2.7 million from the consolidation of Melrose Phase II, Cottonwood Lighthouse Point and Alpha Mill, an increase of $7.8 million due to interest no longer being capitalized on our development projects, 805 Riverfront, Cottonwood Broadway, and Cottonwood Highland, as a result of their completion, $3.5 million from the issuance of 2023 Preferred Stock, $2.8 million from mortgage interest, and $1.5 million from losses on debt extinguishments. This was offset by a $3.8 million reduction in interest expense from discounts on Series 2019 Preferred being fully accreted, a $3.2 million reduction in interest expense from the sales of Cottonwood One Upland, Cottonwood West Palm, and tenant in common interests in The Marq Highland Park.

Gain on Sale of Real Estate Assets

The $47.3 million gain on sale of real estate in the nine months ended September 30, 2024 was from the $26.6 million gain on the sale of Cottonwood West Palm in February 2024 and the $20.7 million gain on the sale of tenant in common interests in The Marq Highland Park in July 2024. The $1.0 million gain on sale of real estate in the nine months ended September 30, 2023 was from the sale of tenant in common interests in Cottonwood Lighthouse Point in February 2023.

Gain on Legal Settlement

The gain on legal settlement was due to an agreement to settle all matters in dispute with certain contractors that arose from the development of Sugarmont through a payment of $4.3 million. As a result of the settlement agreement, contingent liabilities of $11.7 million were removed and a gain of $16.0 million was recognized.

Gain on Consolidation of Development

The $4.5 million gain on consolidation of development was from the consolidation of the 805 Riverfront development project in September 2023.

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

We evaluate the performance of our operating properties using a same store analysis because the population of properties is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. Our same store portfolio includes consolidated and unconsolidated stabilized properties which we manage and have ownership interests in for the entirety of both current and prior years. Operating properties excluded from same store include development properties that have undergone lease up, properties that have been acquired and/or consolidated during the same store reporting period, and properties that have been sold during the same store reporting period. We believe the drivers of NOI for our consolidated stabilized properties listed above are generally the same for our unconsolidated properties, of which we own on average 64.1%. Therefore we evaluate same store NOI based on our ownership in the properties within the same store portfolio. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

For the three and nine months ended September 30, 2024, our same store portfolio consisted of 22 consolidated properties, representing approximately 6,300 units, and 4 unconsolidated properties, representing approximately 1,200 units.

The following table reconciles rental and other property revenues less property operations expense (“Consolidated Property NOI”) from the condensed consolidated statements of operations to Same Store NOI for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Consolidated Property NOI to Same Store NOI
Rental and other property revenues	$37,335	$35,977	$108,756	$106,446
Property operations expense	15,247	13,579	42,564	39,572
Consolidated Property NOI	22,088	22,398	66,192	66,874
Less: Non-same store NOI
Lease up properties	(1,879)	(28)	(2,250)	(10)
Sold properties	244	(2,708)	(643)	(7,999)
Non-core property expenses, net	105	128	(685)	609
NOI attributable to noncontrolling interests	(418)	(605)	(1,624)	(1,820)
Same store NOI from consolidated activity	20,140	19,185	60,990	57,654
Same store NOI from unconsolidated activity	2,522	3,958	8,785	12,203
Same store NOI	$22,662	$23,143	$69,775	$69,857

The following table reconciles equity in earnings of unconsolidated real estate entities from the condensed consolidated statements of operations to same store net operating income from unconsolidated properties ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity in earnings of unconsolidated real estate entities	$1,361	$1,438	$4,979	$5,067
Adjustments to arrive at same store net operating income
Equity in earnings from preferred equity investments	(2,451)	(2,970)	(8,309)	(8,948)
Equity in losses from depreciation and amortization	1,462	2,318	5,075	6,532
Non-same store property equity in earnings (losses)	(65)	(5)	248	93
Equity in losses on non-core property expense and other adjustments (1)	2,215	3,177	6,792	9,459
Same store NOI - unconsolidated properties	$2,522	$3,958	$8,785	$12,203

(1) Property management expenses and other expenses charged by us to our consolidated properties are eliminated. For consistency with consolidated property NOI, same store NOI - unconsolidated properties has been adjusted to remove property management expenses and other expenses at unconsolidated properties that are eliminated with consolidated properties. We apply our ownership percentage at September 30, 2024 for all periods presented. Since equity in earnings is calculated using our ownership percentage throughout the year (which may change as interests are acquired or sold), adjustments have also been made to apply the ownership percentage at September 30, 2024 throughout the reporting period to be consistent with consolidated property NOI.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

Same store NOI decreased slightly for the three months ended September 30, 2024 and remained consistent for the nine months ended September 30, 2024 when compared to the same periods in the prior year. The weighted-average rents for the same store portfolio were $1,715 and $1,727, while the weighted-average occupancy rate for the same store portfolio was 91.7% and 93.5% at September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, property payroll, real estate taxes and turnover costs increased when compared to the same period in the prior year. For the nine months ended September 30, 2024, property payroll, insurance and turnover costs increased.

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

The following table presents the calculation of FFO and Core FFO ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to controlling interests	$4,076	$(6,958)	$(1,353)	$(23,195)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	16,965	13,854	47,799	41,265
Depreciation and amortization from unconsolidated real estate entities	2,010	2,318	5,623	6,532
Gain on sale of real estate assets	(20,668)	—	(47,311)	(1,031)
Gain on consolidation of development	—	(4,452)	—	(4,452)
Income (loss) allocated to noncontrolling interests - limited partners	4,168	(6,593)	(1,027)	(21,304)
Amount attributable to above from noncontrolling interests - partially owned entities	(855)	(1,170)	(1,866)	(1,644)
Funds from operations attributable to common stockholders and unit holders	5,696	(3,001)	1,865	(3,829)
Adjustments:
Gain on legal settlement	(16,020)	—	(16,020)	—
Amortization of intangible assets	632	792	1,950	2,370
Amortization of debt issuance costs	958	625	2,545	1,681
Accretion of discount on preferred stock	773	1,983	2,191	5,120
Share-based compensation	1,019	484	3,018	2,212
Promote from incentive allocation agreement (tax effected)	—	(29)	(40)	(119)
Losses (gains) on debt extinguishment	1,115	(98)	2,554	1,037
Losses (gains) on derivatives	3,773	(194)	3,762	(389)
Legal costs and settlements, net	18	252	(2,184)	1,298
Other adjustments (1)	(160)	334	(113)	584
Amount attributable to above from noncontrolling interests and unconsolidated entities	2,502	1,277	3,433	2,070
Core funds from operations attributable to common stockholders and unit holders	$306	$2,425	$2,961	$12,035

FFO per common share and unit - diluted	$0.08	$(0.05)	$0.03	$(0.06)
Core FFO per common share and unit - diluted	$0.00	$0.04	$0.04	$0.18
Weighted-average diluted common shares and units outstanding - FFO and Core FFO	67,021,490	66,287,718	65,914,325	66,967,782

(1) Other adjustments include acquisition fees and expenses, insurance losses, and other miscellaneous non-cash or non-recurring items.

Weighted-average dilutive common shares and units for FFO and Core FFO is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dilutive weighted-average Series A Convertible Preferred shares	2,845,355	—	1,854,793	—
Weighted-average common shares	31,732,893	34,037,337	31,654,014	34,874,921
Weighted-average limited partnership units	32,443,242	32,250,381	32,405,518	32,092,861
Weighted-average common shares and units outstanding	67,021,490	66,287,718	65,914,325	66,967,782

    Refer to “Results of Operations” and “Same Store Results of Operations” above for further detail.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a September 30, 2024 NAV per share for our outstanding Class T, Class D, Class I, and Class A shares of $12.2714.

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

Our total NAV in the following table includes the NAV of our outstanding classes of common stock, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of September 30, 2024 ($ in thousands except share data):

Components of NAV*	As of September 30, 2024
Investments in Multifamily Operating Properties	$1,922,378
Investments in Multifamily Development Properties	250,113
Investments in Real Estate-Related Structured Investments	90,039
Investments in Land Held for Development	43,889
Operating Company and Other Net Current Assets	7,674
Cash and Cash Equivalents	15,383
Secured Real Estate Financing	(1,242,270)
Subordinated Unsecured Notes	(41,358)
Preferred Equity	(222,500)
Convertible Preferred Equity	(39,140)
Net Asset Value	$784,208
Fully-diluted Shares/Units Outstanding	63,905,492

* Presented as adjusted for our economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2024 ($ in thousands, except share and per share data):

	Class
	T	D	I	A	OP(1)	Total
As of September 30, 2024
Monthly NAV	$51,339	$4,358	$72,095	$259,626	$396,790	$784,208
Fully-diluted Outstanding Shares/Units	4,183,644	355,180	5,875,025	21,157,039	32,334,604	63,905,492
NAV per Fully-diluted Share/Unit	$12.2714	$12.2714	$12.2714	$12.2714	$12.2714

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the Independent Appraisal Firms in the discounted cash flow methodology used in the September 30, 2024, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.83%	5.46%
Development Assets	6.62%	5.25%

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

A change in these assumptions would impact the calculation by the Independent Appraisal Firms of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.4%	2.0%
	0.25% increase	(2.3)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	3.4%	3.2%
	0.25% increase	(3.0)%	(2.8)%

* Presented as adjusted for our economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

September 30, 2024
Stockholders’ equity	$232,782
Non-controlling interests attributable to limited partners	204,016
$436,798
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	$218,132
Deferred tax liability	438
Discount on preferred stock	(8,811)
Derivative assets	(2,259)
Convertible preferred shares	(39,140)
Unrealized net real estate and debt appreciation	175,634
Other	3,416
NAV	$784,208

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

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended September 30, 2024, our total operating expenses were less than the 2%/25% Limitation.

Liquidity and Capital Resources

Our principal demands for funds during the short and long-term are and will be for the acquisition of multifamily apartment communities and investments in multifamily real estate-related assets, including funding commitments on our structured investments; operating expenses, including the management fee we pay to our advisor and the performance participation allocation (when applicable); capital expenditures, including those on our development projects; general and administrative expenses; payments under debt obligations; repurchases of common and preferred stock; and payments of distributions to stockholders. We will obtain the capital required to purchase multifamily apartment communities and make investments in multifamily real estate-related assets and conduct our operations from the proceeds of the Private Offerings, our public offerings, our credit facilities, other secured or unsecured financings from banks and other lenders, and from any undistributed funds from our operations.

We intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals at the property level. Factors which could increase or decrease our future liquidity include but are not limited to operating performance of the properties, the interest rate environment and inflation which could increase our expenses, the satisfaction of REIT dividend requirements and the volume of repurchase requests under our share purchase program. Though we have seen an increase in the amount of repurchase requests over the last twelve months, all such requests have been satisfied and the volume of repurchase requests slowed over the third quarter of this year. Due to commitments on our structured investments and development projects, which we believe will be accretive to our portfolio, our available cash to fund repurchase requests is limited. We completed the sale of Cottonwood One Upland (closed December 2023) and Cottonwood West Palm (closed February 2024) to strengthen our liquidity position and enhance our ability to fund repurchase requests and anticipate we will be able to fully fund repurchase requests. To continue to bolster our liquidity position, we may pursue additional strategic asset sales in the future or seek additional sources of capital.

As of September 30, 2024, we have $808.2 million of fixed rate debt and $366.5 million of variable rate debt, which includes $43.9 million of construction loans. We have interest rate cap hedging instruments on $167.1 million, or 46%, of our variable rate debt. In addition, CROP has issued unsecured promissory notes in several private placement offerings, in an aggregate amount of $41.4 million as of September 30, 2024.

We have a credit facility in place with JP Morgan that provides us with additional liquidity. Our JP Morgan Revolving Credit Facility, which was amended due to the sale of Cottonwood One Upland in December 2023, has a variable rate and is secured by Parc Westborough and Alpha Mill, which was added in August 2024. We may obtain advances secured against Parc Westborough and Alpha Mill up to $100.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of September 30, 2024, we had $26.9 million of available capacity on the JP Morgan Revolving Credit Facility, with advances of $49.1 million on a borrowing capacity of $76.0 million due to the current interest rate environment and the applicable debt-service coverage ratio.

One of our principal long-term liquidity requirements includes the repayment of maturing debt. Aggregate maturities will be $41.5 million for the year ended December 31, 2024 and for the years ending 2025 through 2028 will be $107.4 million, $142.0 million, $364.0 million, and $72.3 million, respectively, and $488.9 million in the aggregate thereafter. Of the $41.5 million maturing during the current year ended December 31, 2024, $21.4 million relates to our 2019 6% Unsecured Promissory Notes, which can be extended to December 31, 2025.

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

The Series 2019 Preferred Stock redemption date is December 31, 2024, subject to an additional one-year extension at our option. The Series 2023 Preferred Stock redemption date is June 30, 2027, subject to two one-year extensions at our option. The Series 2023-A Preferred Stock redemption date is December 31, 2027. As of September 30, 2024, we had 12.1 million shares outstanding for our Series 2019 Preferred Stock, 9.8 million shares outstanding for our Series 2023 Preferred Stock, and 0.3 million shares outstanding for our Series 2023-A Preferred Stock. The redemption price for our preferred stock is $10.00 per share.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to pay offering costs in connection with our securities offerings, as well as make certain payments to our advisor pursuant to the terms of our advisory management agreement.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$19,068	$(17,578)
Net cash provided by (used in) investing activities	56,710	(29,186)
Net cash (used in) provided by financing activities	(65,748)	61,764
Net increase in cash and cash equivalents and restricted cash	$10,030	$15,000

Net cash flows from operating activities improved by $36.6 million compared to the same period in the prior year primarily due to the absence of a performance participation allocation payment in 2024, which was $20.3 million in 2023, and $12.7 million in accrued interest received from the payoff of two preferred equity investments in 2024. Other increases include rate cap purchases in 2023 that did not occur in 2024, cash from the operations of properties consolidated after September 30, 2023, large legal fee refunds in 2024, reduced asset management fees, and prepaid lease payments. This was offset by decreased cash from the sale of One Upland and Cottonwood West Palm, and higher interest costs.

Net cash flows from investing activities increased by $85.9 million compared to the same period in the prior year. Cash flows provided by investing activities during the nine months ended September 30, 2024 included $87.7 million received from the sale of Cottonwood West Palm and tenant in common interests in The Marq Highland Park, $24.9 million from the payoff of our preferred equity investment in Lector85 and Astoria West, and $4.5 million in cash acquired with the consolidation of Cottonwood Lighthouse Point and Alpha Mill. This was offset by $39.0 million in cash used for development projects, $20.1 million funded toward mezzanine loans, and $1.3 million funded toward preferred equity investments. Cash flows used in investing activities during the nine months ended September 30, 2023 included $18.1 million of capital returned from investments in unconsolidated entities upon refinance and $4.7 million in net cash from the sale of tenant in common interests in Cottonwood Lighthouse Point and $5.8 million from the consolidation of Melrose Phase II and Riverfront, offset by $32.8 million in cash used for development projects and capital improvements, $17.6 million funded in preferred equity investments, and $7.3 million funded toward mezzanine loans.

Net cash flows from financing activities decreased by $127.5 million compared to the same period in the prior year. This is primarily due to a decrease of $111.7 million in borrowings on our revolving credit facility, mortgage notes and construction loans, a decrease of $57.2 million in proceeds from the issuance of preferred stock, a $1.9 million increase in preferred stock redemptions, and the $15.3 million payoff of the preferred interest liability upon refinance of 805 Riverfront. This was offset by $32.1 million in net proceeds received from the issuance of Series A Convertible Preferred Stock, a decrease of $25.1 million in redemptions of common stock, and $2.4 million in fewer distributions.

Distributions

The following table shows distributions paid and cash flow provided by (used in) operating activities during the nine months ended September 30, 2024 and the year ended December 31, 2023 ($ in thousands):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Distributions paid in cash - convertible preferred stockholders	$1,056	$4
Distributions paid in cash - common stockholders	14,705	21,871
Distributions paid in cash to noncontrolling interests - limited partners	17,799	23,233
Distributions of DRP (reinvested)	2,330	2,353
Total distributions (1)	$35,890	$47,461

Source of distributions (2)
Paid from cash flows provided by operations	$20,154	$4,693
Paid from proceeds from realized investments	13,406	—
Paid from additional borrowings	—	40,415
Paid from offering proceeds	—	—
Offering proceeds from issuance of common stock pursuant to the DRP	2,330	2,353
Total sources	$35,890	$47,461

Net cash provided by (used in) operating activities (2)	$19,068	$(22,569)

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

For the nine months ended September 30, 2024, distributions declared to convertible preferred stockholders, common stockholders and limited partners were $1.3 million, $17.0 million and $17.8 million, respectively. For the nine months ended September 30, 2024, we paid cash distributions to convertible preferred stockholders, common stockholders and limited partners of $1.1 million, $14.7 million and $17.8 million, respectively. For the nine months ended September 30, 2024, our net loss was $1.6 million. Cash flows provided by operating activities for the nine months ended September 30, 2024 was $19.1 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2023 for discussions of our critical accounting estimates. As of September 30, 2024, our critical accounting estimates have not changed from those described in that report.

Subsequent Events
Monrovia Station Funding
On October 9, 2024, we funded the remaining $1.5 million commitment on the Monrovia Station Junior Mezzanine Loan.

Infield Funding

On October 17, 2024, we increased our commitment by an additional $1.3 million on the Infield preferred equity investment, and funded the additional amount at the same time, bringing our total funding to $12.7 million.

Block C Note

On November 12, 2024, the board approved a promissory note in favor of Block C. Pursuant to the terms of the promissory note, effective January 1, 2025, CROP may borrow, on a revolving basis, up to $10.0 million. Amounts advanced under the note, plus any interest on the unpaid principal advanced is due and payable by January 31, 2025, subject to one 14-day extension.

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

We have both fixed and variable rate debt. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes do affect the fair value of fixed rate instruments. As of September 30, 2024, the face value of our fixed rate mortgage debt was $808.2 million and the estimated aggregate fair value was $796.2 million. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of September 30, 2024, the fair value of our fixed rate debt would have decreased by $14.8 million.

Conversely, movements in interest rates on variable rate debt change future earnings and cash flows, but, other than changes in required risk premiums, do not significantly affect fair value. As of September 30, 2024, we had $366.5 million of variable rate debt outstanding, including $43.9 million of construction loans, with 46% of our variable rate debt under rate cap hedging arrangements. If interest rates on non-hedged variable rate debt had been 100 basis points higher during the three and nine months ended September 30, 2024, our interest expense would have increased by approximately $468,000 and $1.4 million, respectively. Interest on construction loans prior to being placed in service is capitalized; therefore, the impact of a change in interest rates on our condensed consolidated statements of operations would be less than the total change, but we would incur higher cash payments and capitalized costs, resulting in greater depreciation in later years.

The weighted-average interest rate of our variable rate debt at September 30, 2024 was 6.82%. The interest rate represents the actual interest rate in effect at September 30, 2024 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2024 were applicable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Risks Related to our Company

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the three and nine months ended September 30, 2024, we had consolidated net income and net loss of $10.6 million and $1.6 million, respectively. For the year ended December 31, 2023, we had consolidated net losses of $44.9 million, respectively. As of September 30, 2024, we had an accumulated deficit of $96.1 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $49.7 million for the nine months ended September 30, 2024 and $59.0 million for the year ended December 31, 2023.

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

For the nine months ended September 30, 2024, and the year ended December 31, 2023, we paid aggregate distributions to convertible preferred stockholders, common stockholders and limited partnership unit holders of $35.9 million and $47.5 million, including $33.6 million and $45.1 million of distributions paid in cash and $2.3 million and $2.4 million of distributions reinvested through our distribution reinvestment plan, respectively. Our net loss for the nine months ended September 30, 2024 was $1.6 million and our net loss for the year ended December 31, 2023 was $44.9 million. Cash flows provided by operating activities were $19.1 million for the nine months ended September 30, 2024, and cash flows used in operating activities were $22.6 million for the year ended December 31, 2023. We funded our total distribution paid during the nine months ended September 30, 2024, which includes net cash distributions and distribution reinvestment by stockholders, with $20.2 million of cash provided by operating activities, $2.3 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan and $13.4 million from proceeds from realized investments. We funded our total distributions paid during 2023, which includes net cash distributions and distributions reinvested by stockholders, with $4.7 million prior period cash provided by operating activities, $2.4 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan and $40.4 million from additional borrowings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the three months ended September 30, 2024, we sold equity securities that were not registered under the Securities Act and not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K as described below.

During the three months ended September 30, 2024, we issued 146,931 shares of Class I common stock upon exchange of corresponding OP Units held by various limited partners. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the OP Units. The Class I common stock was issued at the most recently disclosed NAV of the Class I shares as determined based on the valuation guidelines adopted by our board of directors.

Additional information regarding recent unregistered sales of equity securities is included herein at Item 5. “Other Information”.

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

During the three months ended September 30, 2024, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased(1)	Repurchases as a Percentage of NAV(2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs(3)
July 2024	243,735	0.7541574%	$12.3717	—
August 2024	244,382	0.7681563%	$12.4403	—
September 2024	277,677	0.8716378%	$12.2105	—
Total	765,794

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Results of Annual Meeting

On November 12, 2024, the Company held its 2024 annual meeting of stockholders (the "Annual Meeting") at 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106. At the Annual Meeting, the Company’s stockholders voted in person or by proxy on (1) the election of the following individuals to the board of directors: Daniel Shaeffer, Chad Christensen, Jonathan Gardner, John Lunt, and Philip White; (2) the ratification of the appointment of KPMG LLP (“KPMG”) as the Company’s independent registered public accounting firm for the year ending December 31, 2024; (3) the approval, by advisory (non-binding) vote, of our executive compensation for the named executive officers; and (4) the recommendation, by advisory (non-binding) vote, on the frequency of executive compensation votes.

All of the director nominees were elected. The number of votes cast for, against and abstaining from each of the director nominees and the number of broker non-votes were as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Chad Christensen	7,190,659	261,337	514,015	9,363,488
Jonathan Gardner	7,202,163	253,392	510,456	9,363,488
John Lunt	7,230,534	226,680	508,797	9,363,488
Daniel Shaeffer	7,231,951	231,874	502,186	9,363,488
Philip White	7,192,420	229,842	543,749	9,363,488

The appointment of KPMG was ratified. The results of the vote on the ratification of the appointment of KPMG as the Company’s independent registered public accounting firm for the year ending December 31, 2024 were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
16,771,464	162,994	395,041	—

Our executive compensation for the named executive officers was approved. The results of the vote on the approval of our executive compensation for the named executive officer were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
6,509,875	681,758	774,378	9,363,488

Two years was the frequency of future advisory votes on executive compensation of the named executive officers recommended by our stockholders. The results of the recommendation were as follows:

One Year	Two Years	Three Years	Abstentions	Broker Non-Votes
1,856,804	5,128,838	357,376	622,993	—

Block C Loan

On November 12, 2024, our conflicts committee approved a promissory note from CROP, effective as of January 1, 2025, in favor of CW Block C, LLC (“Block C”), a development joint venture in which entities affiliated with us and our advisor (the “Affiliated Members”) own an interest. The Affiliated Members are owned directly or indirectly by Daniel Shaeffer, Chad Christensen, Gregg Christensen, Enzio Cassinis, Eric Marlin, Susan Hallenberg, Stan Hanks, Glenn Rand and Adam Larson, each of whom are our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. As of September 30, 2024, the Affiliated Members have made aggregate contributions of $10.9 million towards the joint venture and owned a 17.5503% interest in Block C with Messrs. Shaeffer, C. Christensen, G. Christensen, Cassinis, Marlin, Hanks, Rand, Larson and Ms. Hallenberg having an indirect ownership interest of 3.86%, 8.45%, 3.00%, 0.40%, 0.28%, 0.25%, 0.09%, 0.20% and 0.57%, respectively. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us.

Pursuant to the terms of the promissory note, CROP may borrow, on a revolving basis, up to $10,000,000. Amounts advanced under the note, plus any interest on the unpaid principal advanced is due and payable by January 31, 2025, provided that CROP may extend the maturity date for one 14-day extension upon written notice to Block C. The unpaid principal under the promissory note bears interest from the date advanced at a rate of 4.6% per annum, which approximates the 30-day treasury rate, cumulative and not compounded. CROP may prepay the unpaid principal balance under the promissory note, in whole or in part, together with all interest then accrued under the note, at any time, without premium or penalty. The promissory note is unsecured.

CW Investor at Highland

As previously disclosed, on January 9, 2024, in accordance with the terms of the underlying joint venture agreement, we made a protective advance in an amount up to $800,000 to the joint venture through which we own our investment in Cottonwood Highland, a multifamily development in Millcreek, Utah, we acquired in connection with our merger with CRII and CROP. On November 12, 2024, the promissory note related to the advance was amended and restated to increase the amount advanced by $400,000 to $1.2 million. All other terms of the advance remained unchanged. CROP owns a 36.93% interest in the joint venture with our officers and directors owning a 15.019% interest and the balance of the joint venture owned by outside investors. The terms of the advance, as contemplated in the joint venture agreement, provide for interest-only payments to be paid at a rate of 10% with prepayment permitted at any time without penalty. The advance matures on December 31, 2026. As of September 30, 2024, we have drawn $600,829.

Preferred Offerings

We are conducting two separate best-efforts private placement offerings pursuant to which we are offering two different series of preferred stock to accredited investors. Both offerings are exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act because the shares are being offered and sold solely to accredited investors without the use of general solicitation.

In an offering launched December 13, 2022, we are offering a maximum of $150,000,000 in shares of our Series 2023 Preferred Stock (the "Series 2023 Private Offering") at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers). In an offering launched September 19, 2023, we are offering a maximum of $150,000,000 in shares of our Series A Convertible Preferred Stock (the "Series A Convertible Private Offering") at a purchase price of $10.00 per share.

Sales Pursuant to the Series 2023 Private Offering

During the period from October 30, 2024 through November 13, 2024, we issued and sold 96,070 shares of Series 2023 Preferred Stock in the Series 2023 Private Offering and received aggregate proceeds of $954,000. In connection with the sale of these shares in the Series 2023 Private Offering, we paid aggregate selling commissions of $50,940 and placement fees of $28,358. As of November 13, 2024, there were 10,172,635 shares of our Series 2023 Preferred Stock outstanding.

Sales Pursuant to the Series A Convertible Private Offering

During the period from November 5, 2024 through November 13, 2024, we issued and sold 145,693 shares of Series A Convertible Preferred Stock in the Series A Convertible Private Offering and received aggregate proceeds of $1,419,990. In connection with the sale of these shares in the Series A Convertible Private Offering, we paid aggregate selling commissions of $55,979 and placement fees of $37,486. As of November 13, 2024, there were 4,611,657 shares of Series A Convertible Preferred Stock outstanding.

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

10.1
Form of Licensing Agreement by and between APT Cowork, LLC and property owning entity (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11 (No. 333-282872) filed October 29, 2024)

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

Dated: November 14, 2024