Form 10-K
period 2024-12-31
Cottonwood Communities, Inc.
filed 2025-03-31
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________________________

FORM 10-K
________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of March 25, 2025, there were 4,362,666 shares of the registrant’s Class T common stock, 426,842 shares of the registrant’s Class D common stock, 6,753,893 shares of the registrant’s Class I common stock, and 19,973,163 shares of the registrant’s Class A common stock outstanding.

Cottonwood Communities, Inc.
Form 10-K
For the Year Ended December 31, 2024

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

For a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements, see the risks identified in “Summary Risk Factors” below and in Part I, Item 1A of this Annual Report on Form 10-K (this “Annual Report”).

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

•The offering price and repurchase price for shares of our common stock are generally based on our prior month’s NAV plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees, and are not based on any public trading market. In addition to being up to a month old when share purchases and repurchases take place, our NAV does not currently represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third-party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Furthermore, our board of directors may amend our NAV procedures from time to time. Although there will be independent appraisals of our properties, the appraisal of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.

•Investing in commercial real estate assets involves certain risks, including, but not limited to: changes in values caused by global, national, regional or local economic performance, the performance of the real estate sector, unemployment and stock market volatility, demographic or capital market conditions; increases in interest rates and lack of availability of financing; vacancies, fluctuations in the average occupancy and rental rates for our residential properties; and residents experiencing financial hardships (resulting in an inability to pay rent). Disruptions in the financial markets and economic uncertainty, including as a result of uncertainties regarding actual and potential shifts in U.S. and foreign policies on trade and other fiscal, monetary and regulatory policies, including with respect to treaties and tariffs, could adversely affect our operations.

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

•Development projects in which we invest will be subject to potential development and construction delays as well as the impact of any rising costs associated with increased inflation, or the persistence of elevated rates of inflation, as well as changes to tariffs and trade policies, all of which could result in unanticipated increased costs and risks and may hinder our operating results and ability to make distributions.

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

•We restated our previously issued financial statements for the year ended December 31, 2022 and for each of the quarterly periods therein (the “Restatement”). As a result of the Restatement, we identified a material weakness in our internal control over financial reporting solely related to the statement of cash flows. As a result of this material weakness, management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2023 and 2022, which conclusion could harm our business. This material weakness was remediated as of March 31, 2024. The Restatement and related identification of a material weakness in our internal controls over financial reporting could subject us to increased risk of litigation.

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

We invest in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. As of December 31, 2024, our portfolio consisted of 28 operating multifamily apartment communities with a total of 8,051 units, two development projects with a total of 452 units to be built, four structured investments with a total of 1,080 units and four land sites held for future development projects.

We manage 9,180 units, which consists of 8,020 units in properties we own or in which we have ownership interests in and 1,160 units in properties in which we do not have ownership interests in.

As of December 31, 2024, our portfolio had a value of $2.3 billion in total assets, with 78.0% of our equity value in operating properties, 12.6% in development-related projects and land, and 9.4% in real estate-related investments.

We own substantially all of our assets and conduct our operations through Cottonwood Residential O.P., LP (the “Operating Partnership” or “CROP”). Our wholly owned subsidiary is the general partner of the Operating Partnership. As a result, we control the operations of the Operating Partnership. We have contributed the proceeds from our offerings (as described below) to the Operating Partnership in exchange for a corresponding number of mirrored operating partnership units in the Operating Partnership (the “CROP Units”). The general partner owns general partner interests in the Operating Partnership alongside third-party limited partners.

Our external advisor, CC Advisors III, LLC, selects our investments and manages our business through its team of real estate professionals, which include our Chief Executive Officer, Chief Financial Officer and President, subject to the direction and oversight of our board of directors. In addition, as of March 25, 2025, we employed 263 individuals, including our Chief Legal Officer, Chief Operating Officer, Chief Accounting Officer and Chief Development Officer with 188 employees serving as “site” employees at our properties responsible for maintenance and leasing. The remaining employees are corporate-level employees supporting our operations.

The following presents our fair value investment type and operating property real estate portfolio by market as of December 31, 2024:

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

Our Offerings

We have conducted best-efforts offerings of preferred and common stock. Our preferred share offerings have been conducted as private placements pursuant to an exemption from registration available under Rule 506(b) of the Securities Act. Our common stock offerings have been conducted as public offerings and registered with the Securities and Exchange Commission (the “SEC”). As an NAV-based perpetual-life REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. The following table summarizes our offerings ($ in thousands):

Offering	Shares Issued	Commencement	Price Per Share	Distribution Rate (1)	Maximum Offering Amount	Amount Raised through December 31, 2024	Status
Public
Initial (2)	Common Stock - Class TX (3) and A	August 2018	$10.00	Various	$750,000	$121,997	Closed
Follow-on
Primary	Common Stock - Class T, D and I	November 2021	NAV	Various	900,000	233,696	Open
Distribution Reinvestment	Common Stock - Class T, D, I and A	November 2021	NAV	Various	100,000	7,899	Open
Total Public					$1,750,000	$363,592
Private
2019 Preferred	Series 2019 Preferred Stock	November 2019	$10.00	6.0%	$128,000	$126,985	Closed
2023 Preferred	Series 2023 Preferred Stock	December 2022	$10.00	6.0%	150,000	107,909	Closed
2023-A Preferred	Series 2023-A Preferred Stock	July 2023	$10.00	7.0%	10,000	2,950	Open
Series A Convertible Preferred	Series A Convertible Preferred Stock	December 2023	$10.00	8.0%	150,000	57,400	Open
2025 Preferred (4)	Series 2025 Preferred Stock	December 2024	$10.00	6.5%	150,000	—	Open
Total Private					$588,000	$295,244
Total All Offerings					$2,338,000	$658,836

(1) Distribution rates for preferred stock are established according to class designation and reflect the current rate. Distribution rates will increase if extension options on redemption dates are exercised. Distributions are not guaranteed for either preferred stock or common stock. We have not established a minimum distribution level for common stock, and our charter does not require that we make distributions to our common stockholders.

(2) Includes shares sold under the primary offering and distribution reinvestment plan.
(3) Class TX shares were named Class T shares during the offering period and renamed as Class TX shares on March 31, 2021.
(4) The Series 2025 Preferred Stock is being offered for consideration as follows: (i) cash at a purchase price of $10.00 per share and (ii) in exchange for Series 2019 Preferred Stock and Series 2023 Preferred Stock outstanding. As of December 31, 2024, 12,011,899 and 10,727,658 shares of our Series 2019 Preferred Stock and Series 2023 Preferred Stock, respectively, were outstanding.

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

Human Capital Resources

Our external advisor, through its team of real estate professionals, selects our investments and manages our business, subject to the direction and oversight of our board of directors. Those employed by us serve as “site” employees at our properties, responsible for maintenance and leasing, and corporate-level employees supporting our operations. We also rely on employees of our advisor for the management of our business and the employment of certain of our executive officers.

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

For purposes of the Early Repurchase Deduction, the holding period is measured from the date the stockholder acquired the share (the “Acquisition Date”) through the first calendar day immediately following the prospective repurchase date. With respect to holders of Class A shares who acquired their shares pursuant to a merger transaction, the Acquisition Date is the date the holder acquired the corresponding share that was exchanged in the merger transaction. In addition, with respect to Class A shares acquired through our distribution reinvestment plan or issued pursuant to a stock dividend, the shares will be deemed to have been acquired on the same date as the initial share to which the distribution reinvestment plan share or stock dividend relate. The Acquisition Date for stockholders who received shares of our common stock in exchange for their CROP Units is measured as of the date the exchange occurred and they received shares of our common stock. The Early Repurchase Deduction will also generally apply to minimum account repurchases. With respect to Class T, Class D and Class I shares, the

Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan or issued pursuant to a stock dividend. Such Early Repurchase Deductions will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, you may receive less than the price you paid for your shares upon repurchase by us pursuant to our share repurchase program.

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

We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase program, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than repurchasing our shares. In addition, the total amount of shares that we will repurchase is limited, in any calendar month, to shares whose aggregate value (based on the repurchase price per share on the date of the repurchase) is no more than 2% of the aggregate NAV of our common stock outstanding as of the last day of the previous calendar month and, in any calendar quarter, to shares whose aggregate value is no more than 5% of the aggregate NAV of our common stock outstanding as of the last day of the previous calendar quarter. Further, our board of directors may modify or suspend our share repurchase program if in its reasonable judgment it deems a suspension to be in our best interest and the best interest of our stockholders, such as when a repurchase request would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company that would outweigh the benefit of the repurchase offer. If the share repurchase program were to ever be suspended, our board of directors must consider at least quarterly whether the continued suspension of the share repurchase program is in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share repurchase program absent a liquidity event which results in stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all shares of our common stock requested to be repurchased in any given month are not repurchased, funds will be allocated pro rata based on the total number of shares of common stock being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share repurchase program, as applicable.

The vast majority of our assets consist of properties that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than repurchasing our shares is in the best interests of the company as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. While we have satisfied all repurchase requests to date, no assurance can be provided that we will have liquidity to fund future share repurchases. Because we are not required to authorize the recommencement of the share repurchase program within any specified period of time, we may effectively terminate the plan by suspending it indefinitely. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment.

We have incurred net losses under generally accepted accounting principles (“GAAP”) in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the years ended December 31, 2024, 2023 and 2022, we had consolidated net losses of $20.6 million, $44.9 million, and $34.0 million, respectively. As of December 31, 2024, 2023 and 2022, we had accumulated deficits of $105.7 million, $94.8 million, and $71.5 million, respectively. These amounts include the expense of real estate depreciation and amortization in accordance with GAAP, which was $65.3 million, $59.0 million, and $54.6 million during these periods. In addition, the year ended December 31, 2022 also included $20.3 million of charges related to the performance participation allocation.

Net loss and accumulated deficit are calculated and presented in accordance with GAAP, which, among other things, requires depreciation of real estate investments. We calculate depreciation on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions. Thus, in addition to GAAP financial metrics, management reviews certain non-GAAP financial metrics, including net operating income (“NOI”), funds from operations (“FFO”) and Core FFO. FFO measures operating performance that excludes gains or losses from sales of depreciable properties, real estate-related depreciation and amortization and after adjustments for our share of consolidated and unconsolidated entities. Core FFO excludes other items recorded under GAAP that we believe are not indicative of operating performance, including the accretion of discounts on preferred stock, share-based compensation, the promote from an incentive allocation agreement (tax effected), gains on derivatives, legal costs and settlements, acquisition fees and expenses, and amortization of above or below intangible lease assets and liabilities. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Funds from Operations” for considerations on how to review this metric.

Economic events that may cause our stockholders to request that we repurchase their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Events affecting the U.S. economy, such as the general negative performance of the real estate sector or market volatility (including as a result of uncertainties regarding actual and potential shifts in U.S. and foreign policies on trade and other fiscal, monetary and regulatory policies, including with respect to treaties and tariffs, inflationary pressures or higher interest rates, the actual or perceived instability in the U.S. banking system, ongoing hostilities between Russia and Ukraine and between Israel and Hamas and the international community’s response thereto and other geopolitical events affecting the financing markets generally), could cause our stockholders to seek to sell their shares to us pursuant to our share repurchase program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all or a large amount of repurchase requests, our cash flow and liquidity could be materially adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

Repurchases of common stock or CROP Units received by our advisor or that the Special Limited Partner elects to receive in lieu of fees or distributions will reduce cash available for distribution to our stockholders.

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

Pursuant to our agreements with our advisor and its affiliates, we are obligated to pay substantial compensation to our advisor and its affiliates. Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments that we are required to pay to our advisor and its affiliates may increase or decrease at any time if such change is approved by a majority of our board of directors, including a majority of the independent directors. The compensation payable by us to our advisor and its affiliates may not be on terms that would result from arm’s-length negotiations, is payable whether or not our stockholders receive distributions, and is based on our NAV, which our advisor is responsible for determining. These payments to our advisor and its affiliates will decrease the amount of cash we have available for operations and new investments and could negatively impact our NAV, our ability to pay distributions and your overall return.

Purchases and repurchases of shares of our common stock are made based on the most recently disclosed NAV per share at such time, which is generally the prior month’s NAV per share of our common stock.

Generally, our offering price per share and the price at which we make repurchases of our shares will equal the prior month’s NAV per share plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. The NAV per share as of the date on which you make your subscription request or repurchase request may be significantly different than the offering price you pay or the repurchase price you receive. In addition, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share (including by updating a previously disclosed offering price) or suspend our offering and/or our share repurchase program. In this case, the transaction price will be our most recently disclosed NAV per share at such time.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of Altus Group U.S. Inc. (the “Independent Valuation Advisor”) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. In addition, multifamily investment volume as of December 31, 2024 is down materially relative to recent peak activity and accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred by us in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition to being a month old when share purchases and repurchases take place, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third-party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to repurchase shares of our common stock or NAV-based fees we paid to our advisor and the dealer manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price you will pay for shares of our common stock in our offering, and the price at which your shares may be repurchased by us pursuant to our share repurchase program, are generally based on our estimated NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

Our properties are appraised monthly by the Independent Valuation Advisor. Excluding properties bought or sold during a given calendar year, each real property is also appraised by a third-party appraiser (the “Third-Party Appraisal Firm”) at least once per calendar year and reviewed by our advisor and the Independent Valuation Advisor. When these appraisals are considered by our advisor for purposes of determining our NAV, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported for the previous month. Therefore, because a new appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to take into consideration the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur in the month the adjustment is made.

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

Our valuation guidelines generally provide that the Independent Valuation Advisor will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We are dependent on our advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues, as well as positive events) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Advisor so that the information may be reflected in our real property portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the Independent Valuation Advisor that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. For example, we may receive an unsolicited offer, from an unrelated third-party, to sell one of our assets at a price that is materially different than the price included in our NAV. Or, we may be aware of a change in collection, or a potential contract for capital expenditure. Where possible, adjustments generally are made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the Independent Valuation Advisor determines that events warrant adjustments to certain assumptions that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.

NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards. Our board of directors, including a majority of our independent directors, may adopt changes to the valuation guidelines.

The methods used by our advisor to calculate our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish our NAV solely for purposes of establishing the price at which we sell and repurchase shares of our common stock, and you should not view our NAV as a measure of our future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.

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

We are considered to be a “blind pool,” and are not able to provide you with information to assist you in evaluating the merits of any specific properties or structured investments that we may acquire in the future, except for investments that may be described in one or more updates to our public offering materials. As a result, it may be difficult for you to evaluate our success in achieving our investment objectives. We will continue to seek to invest substantially all of our net offering proceeds, after the payment of fees and expenses, in the acquisition of or investment in interests in properties and structured investments. However, because you will be unable to evaluate the economic merit of our future investments before we make them, you will have to rely entirely on the ability of our advisor to select suitable and successful investment opportunities. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

We will face significant competition for multifamily apartment communities and multifamily real estate-related assets, which may limit our ability to acquire suitable investments and achieve our investment objectives or make distributions.

We compete to acquire multifamily apartment communities and multifamily real estate-related assets with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire properties, than we do. We cannot be sure that our board of directors and our advisor will be successful in obtaining suitable investments on financially attractive terms or that, if investments are made, our objectives will be achieved.

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

The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities, interest rates and inflation may affect our investment opportunities and the value of our investments. Our sponsor’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on its businesses and operations (including our advisor).

A recession or slowdown in the U.S. real estate market or one or more regional real estate markets, and to a lesser extent, the global economy (or any particular segment thereof) would have a pronounced impact on us, the value of our assets and our profitability, impede the ability of our assets to perform under or refinance their existing obligations, and impair our ability to effectively deploy our capital or realize upon investments on favorable terms. We would also be affected by any overall weakening of, or disruptions in, the financial markets. Any of the foregoing events could result in substantial losses to our business, which losses will likely be exacerbated by the presence of leverage in our capital structure or our investments’ capital structures.

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets.
The U.S. government has imposed tariffs on certain foreign goods, including steel and aluminum and has indicated a willingness to impose tariffs on imports of other products. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

The failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we have a commercial relationship could adversely affect, among other things, our or our tenant’s ability to access deposits or borrow from financial institutions on favorable terms.

Recent macroeconomic trends, including rising inflation and interest rates, may adversely affect our business, financial condition and results of operations.

Rising inflation, or the persistence of elevated rates of inflation, could have an adverse impact on our financing costs (either through near-term borrowings on our variable rate debt, including our credit facilities, or refinancing of existing debt at higher interest rates), and general and administrative expenses and property operating expenses, as these costs could increase at a rate higher than our rental and other revenue. To the extent our exposure to increases in interest rates is not eliminated through interest rate caps or other protection agreements, such increases may also result in higher debt service costs, which will adversely affect our cash flows. Historically, during periods of increasing interest rates, real estate valuations have generally decreased due to rising capitalization rates, which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate assets. Although the extent of any prolonged periods of higher interest rates remains unknown at this time, negative impacts to our cost of capital may adversely affect our future business plans and growth, at least in the near term.

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

Our charter permits us to make distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. We intend to make distributions on our common stock on a per share basis with each share receiving the same distribution, subject to any class-specific accruals such as distribution fees on our Class T and Class D shares. If we fund distributions from financings, our offerings or other sources, we will have less funds available for investment in multifamily apartment communities and other multifamily real estate-related assets and the number of real estate properties that we invest in and the overall return to our stockholders may be reduced. If we fund distributions from borrowings, our interest expense and other financing costs, as well as the repayment of such borrowings, will reduce our earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets or the maturity, payoff or settlement of multifamily real estate-related assets, this will affect our ability to generate cash flows from operations in future periods.

It is likely that we will use sources of funds which may constitute a return of capital to fund distributions. During our offering stage, when we may raise capital more quickly than we acquire income-producing assets, and for some period after, we may not be able to make distributions solely from our cash flow from operations. Further, because we may receive income from our investments at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will make these distributions in advance of our actual receipt of these funds. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted. In these instances, we expect to look to third-party borrowings to fund our distributions. We may also fund such distributions from the sale of assets. To the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

For the years ended December 31, 2024 and 2023, we paid aggregate distributions to convertible preferred stockholders, common stockholders and limited partnership unit holders of $48.3 million and $47.5 million, including $45.1 million and $45.1 million of distributions paid in cash and $3.2 million and $2.4 million, respectively, of distributions reinvested through our distribution reinvestment plan. Our net loss for the years ended December 31, 2024 and 2023 was $20.6 million and $44.9 million, respectively. Cash flows provided by operating activities were $15.4 million for the year ended December 31, 2024 and cash flows used in operating activities were $22.6 million for the year ended December 31, 2023.

We funded our total distributions paid during the year ended December 31, 2024, which includes net cash distributions and distributions reinvested by stockholders, with $16.5 million cash provided by operating activities, $3.2 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan and $28.6 million from proceeds from realized investment. We funded our total distributions paid during the year ended December 31, 2023, which includes net cash distributions and distributions reinvested by stockholders, with $4.7 million cash provided by operating activities, $2.4 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan and $40.4 million from additional borrowings.

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

We provide our stockholders information regarding FFO, Core FFO and Same Store NOI, all of which are non-GAAP financial measures. Such non-GAAP financial measures are not equivalent to our net income or loss as determined under GAAP, and are not a complete measure of our financial position and results of operations.

We use, and we disclose to investors, FFO, Core FFO and Same Store NOI, which are considered non-GAAP financial measures, as additional measures of operating performance. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Funds from Operations” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reportable Segment Net Operating Income.” No single measure can provide investors with sufficient information and investors should consider all of our disclosures as a whole in order to adequately understand our financial position, liquidity and results of operations. Because of the differences between FFO, Core FFO and Same Store NOI and GAAP net income or loss, these non-GAAP measures may not be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO, Core FFO and Same Store NOI is not necessarily indicative of cash flow available to fund cash needs and investors should not consider these non-GAAP measures as an alternative to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO, Core FFO or Same Store NOI. Also, because not all companies calculate this type of measure the same way, comparisons with other companies may not be meaningful.

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

Pursuant to the tax protection agreement between CROP and High Traverse Holdings, LLC (“HT Holdings”), a Delaware limited liability company, which is beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin, each of who are our executive officers and some of whom are our directors, (the “CROP Tax Protection Agreement”), CROP has agreed, until May 7, 2031, to indemnify HT Holdings (including Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin, as beneficial owners of HT Holdings, and their affiliated trusts and certain other entities) (collectively, the “protected partners”) against certain tax consequences of a taxable transfer of all or any portion of the properties that are owned by CROP or any of its subsidiaries as of May 7, 2021, the closing date of the merger of our operating partnership with and into CROP, subject to certain conditions and limitations. We estimate the maximum potential liability associated with the CROP Tax Protection Agreement to be approximately $15.6 million. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate. These indemnification obligations could prevent CROP from selling its properties at times and on terms that are in the best interest of CROP, us and the respective equity owners of CROP and us and any indemnification payments that may become payable could be a significant expense for CROP and us. In addition, at any time after the closing (including after expiration of the tax protection term), each protected partner and CROP will have the right to exercise an in-kind redemption transaction (i.e., a redemption of all of the protected partner’s interest in CROP in exchange for one or more assets of CROP at the then-current market price). This would eliminate CROP’s indemnification obligations to the protected partner(s). The protected partners will have the right to select the assets of CROP necessary to effectuate the in-kind redemption transaction, subject to certain limitations. If an in-kind redemption transaction is effectuated, CROP’s portfolio may become less geographically diverse and thus subject to greater market risk, and CROP may be required to transfer some of its prime assets to the protected partner(s).

In addition, CROP has entered and may in the future enter into tax indemnification agreements with certain persons who contributed their interests in properties to CROP in exchange for CROP Units. Generally, these current agreements as of December 31, 2024 provide that CROP will indemnify such contributors against certain tax consequences of a taxable sale of the property contributed by such contributors through 2025, subject to certain conditions and limitations. As of December 31, 2024, we estimate the maximum potential liability associated with these tax indemnification agreements to be approximately $46.3 million. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate. Future tax indemnification agreements entered by CROP may extend such obligations beyond 2025. The obligations of CROP under these and future indemnification agreements may constrain CROP with respect to deciding to dispose of a particular property and may also result in financial obligations for us.

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

We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in Part II, Item 7. “Management’s Discussion and Analysis and Analysis of Financial Condition and Results of Operations”. A change in our targeted investments or investment guidelines could adversely affect the value of our common stock and our ability to make distributions to you.

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

As of December 31, 2024, we had a portfolio of $2.3 billion in total assets, with 78.0% of our equity value in operating properties, 12.6% in development and 9.4% in real estate-related investments. Each of our investments was based on an underwriting analysis. If our investments do not perform as expected, whether as a result of recent economic trends, including increased interest rates and inflation, or future acquisitions do not perform as expected, we may have less cash flow from operations available to fund distributions and investor returns may be reduced.

We restated our financial statements and as part of that process identified a material weakness in our internal control over financial reporting as of December 31, 2022. The restatement of our financial statements, as well as the identification of a material weakness in our internal controls, will subject us to a number of additional risks and uncertainties, including the increased possibility of legal proceedings, and could adversely impact our operations.

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

As a result of the Restatement we identified a material weakness related to an assessment of the incremental risk of noncash activities on the consolidated statement of cash flows. Solely as a result of the material weakness identified, management determined that internal control over financial reporting and disclosure controls and procedures were not effective as of the years ended December 31, 2023 and 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We remediated the material weakness identified in connection with the Restatement; however, the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial results, which could harm our business and the value of our shares.

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

Our advisor is ultimately responsible for reviewing and determining our NAV based in part on appraisals provided by our Independent Valuation Advisor and Third-Party Appraisal Firms and overseeing the process surrounding the calculation of our NAV. Our advisor faces an inherent conflict of interest because our advisor is entitled to receive a management fee based on our NAV and the Special Limited Partner is entitled to receive an allocation with respect to its performance participation interest based largely in part on the Operating Partnership’s NAV. The valuation of our investments and our NAV will affect the amount and timing of the management fee paid to our advisor and the Special Limited Partner’s performance participation interest. As a result, there may be circumstances where our advisor is incentivized to manage the NAV calculation process in a manner that results in a higher NAV. Further, the calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. In order to avoid a reduction in our NAV, the advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the repurchase of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the repurchase price.

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

In 2019, CROP sponsored the formation of a qualified opportunity fund under the Tax Cuts and Jobs Act of 2017 (“Cottonwood on Highland”) to raise money from third-party investors and be a member of a joint venture with CROP that has acquired and developed a multifamily apartment community in Millcreek, Utah. In addition, HT Holdings, which is beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin sponsored Cottonwood at Millcreek QOF, LLC (“Cottonwood at Millcreek”), also a qualified opportunity fund. Cottonwood at Millcreek was formed to be a member of a joint venture that has acquired and developed a multifamily apartment community in Millcreek, Utah, referred to as “The Richmond” and raised money from third-party investors. Our officers and directors serve as officers and directors of these funds. In addition, CCA or affiliates of our sponsor may sponsor or advise future real estate programs. We may compete with future programs and other affiliates of our advisor for opportunities to acquire or sell multifamily apartment communities and multifamily real estate-related assets, which may have an adverse impact on our operations. We may also buy or sell multifamily apartment communities and multifamily real estate-related assets at the same time as affiliates of our advisor. There may be a conflict of interest with respect to the selection of multifamily apartment communities and multifamily real estate-related assets to be purchased by us and/or our advisor and its affiliates. Affiliates of our advisor may own competing properties in the markets in which our multifamily apartment communities are located which may lead to conflicts of interests with respect to the operations and management of our multifamily apartment communities.

The compensation we pay to our advisor and the Special Limited Partner in connection with the management of our business were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees, including the participation interest, paid to our advisor and its affiliates for services provided by our advisor to us were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, may be in excess of amounts that we would otherwise pay to third parties for such services and may reduce the amount of cash that would otherwise be available for investments in multifamily apartment communities and multifamily real estate-related assets and distributions to our stockholders.

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

Prior to the amendment and restatement of our advisory agreement in May 2021, our advisor was entitled to receive contingent acquisition fees related to our purchase of multifamily apartment communities and multifamily real estate-related assets and contingent financing fees related to our financing of multifamily apartment communities and multifamily real estate-related assets. Our advisor agreed to defer the payment of any acquisition fee or financing fee until our common stockholders’ receipt of certain specified returns. In connection with the entry into an amended and restated advisory agreement on May 7, 2021, we eliminated our obligation to pay our advisor contingent acquisition fees and contingent financing fees except in the circumstance in which our advisory agreement is terminated other than for cause (or non-renewal or termination by our advisor) before May 7, 2031. If the advisory agreement is terminated other than for cause (or non-renewal or termination by our advisor), the contingent acquisition fees and contingent financing fees provided for in the previous advisory agreement due and payable would be $15.4 million ($22.0 million if the termination had occurred in the first year after the execution of the amended and restated advisory agreement reduced by 10% each year thereafter). Thus, there may be conflicts of interest with respect to the termination of the advisory agreement and the payment of the contingent acquisition fees and contingent financing fees.

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

Our charter permits our board of directors to issue stock with terms that may discourage a third-party from acquiring us in a manner that could result in a premium price to our stockholders.

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

Our board of directors has the authority to designate and issue preferred stock with liquidation, dividend and other rights that are senior to those of our common stock. We have classified and designated 15,000,000, 15,000,000, 1,000,000, 15,000,000, and 12,800,000 shares of our authorized but unissued preferred stock as shares of Series 2025 Preferred Stock, Series A Convertible Preferred Stock, Series 2023-A Preferred Stock, Series 2023 Preferred Stock and Series 2019 Preferred Stock, respectively, and we may designate additional series of preferred stock in the future. The shares of our preferred stock are entitled to receive a preferential dividend equal to an annual rate of 6.5% for our Series 2025 Preferred Stock (subject to an increase up to 7% in certain circumstances), 8.0% for our Series A Convertible Preferred Stock (subject to increase by our board of directors in its sole discretion), 7.0% for our Series 2023-A Preferred Stock, 6.0% (subject to an increase up to 6.5% in certain circumstances) for our Series 2023 Preferred Stock and 6.0% for our Series 2019 Preferred Stock. As of December 31, 2024, we had 5,825,457, 295,000, 10,727,658 and 12,011,899 shares of our Series A Convertible Preferred Stock, Series 2023-A Preferred Stock, Series 2023 Preferred Stock and Series 2019 Preferred Stock outstanding, respectively. We did not have Series 2025 Preferred Stock shares outstanding as of December 31, 2024 as the offering was launched in December 2024. We are currently conducting separate, best-efforts private offerings of our Series 2025 Preferred Stock, Series A Convertible Preferred Stock and Series 2023-A Preferred Stock to accredited investors only for up to the maximum amount of preferred stock designated and can provide no assurances regarding how many shares of such preferred stock we may issue.

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

Actions of our joint venture partners or future joint venture partners could reduce the returns on joint venture investments and decrease our stockholders’ overall return.

We have entered into joint ventures with third parties and affiliates to acquire assets and may in the future enter into new joint ventures with third parties or affiliates. We have also purchased and developed and may in the future purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

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

Holders of our common stock will not have preemptive rights to any shares we issue in the future. Under our charter, we have the authority to issue a total of 1,100,000,000 shares of capital stock. Our authorized shares of stock are classified as follows:

Shares Authorized
Common Stock, par value of $0.01 per share
Common Stock - Class A	125,000,000
Common Stock - Class TX	50,000,000
Common Stock - Class T	275,000,000
Common Stock - Class D	275,000,000
Common Stock - Class I	275,000,000
Total common stock authorized	1,000,000,000
Preferred Stock, par value of $0.01 per share
Series 2019 Preferred Stock	12,800,000
Series 2023 Preferred Stock	15,000,000
Series 2023-A Preferred Stock	1,000,000
Series A Convertible Preferred Stock	15,000,000
Series 2025 Preferred Stock	15,000,000
Total preferred stock authorized	58,800,000

Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. After you purchase shares of our common stock, our board of directors may elect, without stockholder approval, to: (1) sell additional shares in public offerings; (2) issue shares of our common stock or CROP Units in private offerings; (3) issue shares of our common stock or units in the Operating Partnership to the advisor or the Special Limited Partner, or their successors or assigns, in payment of an outstanding obligation to pay fees for services rendered to us or the performance participation allocation; or (4) issue shares of our common stock or CROP Units to sellers of properties we acquire.

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

We could be negatively impacted by changes in our relationship with Fannie Mae or Freddie Mac, changes in the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing.

Fannie Mae and Freddie Mac have been a major source of financing for multifamily real estate in the United States and we have used loan programs sponsored by these agencies to finance most of our acquisitions of multifamily properties. There have been ongoing discussion by the government and other interested parties with regard to the long term structure and viability of Fannie Mae and Freddie Mac, which could result in adjustments to guidelines for their loan products. Should these agencies have their mandates changed or reduced, lose key personnel, be disbanded or reorganized by the government or otherwise discontinue providing liquidity for the multifamily sector, our ability to obtain financing through loan programs sponsored by the agencies could be negatively impacted. In addition, changes in our relationships with Fannie Mae and Freddie Mac, and the lenders that participate in these loan programs, with respect to our existing mortgage financing could impact our ability to obtain comparable financing for new acquisitions or refinancing for our existing multifamily real estate investments. Should our access to financing provided through Fannie Mae and Freddie Mac loan programs be reduced or impaired, it would significantly reduce our access to debt capital and/or increase borrowing costs and could significantly limit our ability to acquire properties on acceptable terms and reduce the values to be realized upon property sales.

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

The value of real estate is generally based on capitalization rates. Capitalization rates generally trend with interest rates. Consequently, if interest rates go up, so do capitalization rates. If interest rates rise in the future, it is likely that capitalization rates will also rise and, as a result, the value of real estate will decrease. If capitalization rates increase, our investments will likely realize lower sales prices than anticipated, resulting in reduced returns.

If we fail to diversify our investment portfolio, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our assets and our ability to make distributions than if we had a diversified investment portfolio.

While we intend to diversify our portfolio of investments, we are not required to observe specific diversification criteria. Therefore, our investments in multifamily apartment communities and multifamily real estate-related assets may be concentrated in assets that are subject to higher risk of foreclosure or concentrated in a limited number of geographic locations. Specifically, as of December 31, 2024, 18.4% of our portfolio was concentrated in the Salt Lake City, Utah region. To the extent that our portfolio is concentrated in limited geographic regions, downturns relating generally to such region may result in a reduction in our net income and the value of our common stock and accordingly limit our ability to make distributions to you.

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

We depend upon our employees as well as the performance of our third-party property managers to effectively manage our properties and real estate-related assets. Rising vacancies across real estate properties have resulted in increased pressure on real estate investors and their property managers to maintain adequate occupancy levels. In order to do so, we may have to offer inducements, such as rent concessions and resident amenities, to compete for residents. In addition, our property managers may be unsuccessful in their ability to collect rent, resulting in increased collection loss, and in their ability to evict tenants for non-payment of rent, permitting us to lease their space. Poor performance by those sales, leasing and other management staff members operating a particular property will necessarily translate into poor results of operations for that particular property. Should we or third parties fail to identify problems in the day-to-day management of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.

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

We acquire unimproved real property or properties that are under development or construction and as of December 31, 2024, our portfolio had 12.6% of our equity value in development investments. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our development projects, any of which could have a negative effect on our results of operations.

The construction and building industry, similar to many other industries, has recently experienced worldwide supply chain disruptions due to a multitude of factors that are beyond our control and such disruptions may continue to occur. Materials, parts and labor have also increased in cost over the recent past, sometimes significantly and over a short period of time. Our development projects as well as small-scale construction projects, such as building renovations and maintenance or and tenant improvements required under leases are a routine and necessary part of our business. We may incur costs for our development projects or routine maintenance at our properties that exceeds our original estimates due to increased costs for materials or labor or other costs that are unexpected. We also may be unable to complete our development projects on schedule due to supply chain disruptions or labor shortages.

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

At December 31, 2024, we had $808.1 million of fixed rate debt and $396.7 million of variable rate debt, including our revolving credit facility and including $44.0 million of variable rate debt related to construction loans; $167.1 million, or 42.1% of our variable rate debt is accompanied by interest rate cap hedging instruments as required by the lenders. In addition, CROP has issued unsecured promissory notes in an aggregate amount of $21.4 million at December 31, 2024. We may obtain additional lines of credit or other debt financing, or take additional advances on our existing lines of credit, which we may utilize to acquire multifamily apartment communities and multifamily real estate-related assets and fund our operations. Thus, our assets may be cross-collateralized. Information about the amount and terms of any new lines of credit are uncertain and will be negotiated by our officers. No assurance can be given that future cash flow will be sufficient to make the debt service payments on any loans and to cover all operating expenses.

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

At December 31, 2024, we had $396.7 million of variable rate debt, including our revolving credit facility and including $44.0 million of variable rate debt related to construction loans; $167.1 million, or 42.1% of our variable rate debt is accompanied by interest rate cap hedging instruments as required by the lenders. We may incur additional indebtedness in the future. Interest we pay reduces our cash flows. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.

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

Certain of our debt obligations require interest-only payments for a number of years before we are required to make payments on the principal. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum, or “balloon,” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

We are uncertain of our sources for funding our future capital needs. If we do not have sufficient funds from operations to cover our expenses or to fund improvements to our multifamily apartment communities and cannot obtain debt or equity financing on acceptable terms, our ability to cover our expenses or to fund improvements to our multifamily apartment communities may be adversely affected.

Proceeds from our offerings are used primarily for investments in multifamily apartment communities and multifamily real estate-related assets. In the event that we develop a need for additional capital in the future for the improvement of our multifamily apartment communities or for any other reason, sources of funding may not be available to us. If we do not have sufficient funds from cash flow generated by our assets or out of net sale proceeds, or cannot obtain debt or equity financing on acceptable terms, our financial condition and ability to make distributions may be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Under the oversight of our Executive Security Council, which is chaired by our Senior Vice President of Technology (Certified Information Systems Security Professional), and is also comprised of our Chief Legal Officer, Chief Operating Officer, Chief Accounting Officer and Treasurer and Chief Financial Officer, we have developed and implemented a cybersecurity risk management governance, risk, and compliance (“GRC”) program that applies to us as well as our advisor and its affiliates. Our GRC program is used to identify, assess, and mitigate findings and risks to our operations from cybersecurity threats. Our GRC program employs qualitative and quantitative assessments of the cybersecurity risk landscape impacting our operations, as identified by our Information Technology (“IT”) and Security team, to determine likelihood and potential impact. The analysis is evaluated by our Executive Security Council, and subject to the oversight of our board of directors to assess and prioritize potential risk to our information security. We consider cybersecurity, along with other top risks, within our enterprise risk management and GRC framework.

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

We engage third-party consultants to conduct cybersecurity assessments and help mature the information security program. We regularly review our cybersecurity program to help identify areas for continued focus, improvement and/or compliance. We engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to our board of directors, and we may adjust our cybersecurity program and practices as necessary based on the information provided by these assessments, audits and reviews. We review and test our information security systems, including regular penetration tests of our network. We also use third-party systems to monitor our information security continually.

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

Our Senior Vice President of Technology’s relevant cybersecurity expertise includes Certified Information Systems Security Professional (“CISSP”) designation , ISO 27001 as well as over 20 years of experience as a technology and security professional.

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

In addition, we pay a wholesaling fee of up to 1.85% of the transaction price for all shares sold in the Primary Offering.

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

The dealer manager for the public offering anticipates that all or a portion of the upfront selling commissions, dealer manager and distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers and certain wholesalers, all of whom are internal to our advisor and its affiliates. For the year ended December 31, 2024, the costs of raising capital in our ongoing public follow-on offering represented 6.58% of the capital raised.

The purchase price per share for each class of common stock will vary and will generally equal our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. Please see “Net Asset Value Calculation and Valuation Guidelines” in our prospectus for a detailed description of our valuation guidelines.

The following table presents our historical monthly NAV per share for our outstanding classes of shares and our CROP Units for the three years ended December 31, 2024.

	Class
Date	T	D	I	A	TX	OP
January 31, 2022	18.4071	(1)	18.4071	18.4071	18.4071	18.4071
February 28, 2022	18.9882	(1)	18.9882	18.9882	18.9882	18.9882
March 31, 2022	19.6324	(1)	19.6324	19.6324	19.6324	19.6324
April 30, 2022	20.0794	(1)	20.0794	20.0794	20.0794	20.0794
May 31, 2022	20.6297	20.6297	20.6297	20.6297	20.6297	20.6297
June 30, 2022	20.7202	20.7202	20.7202	20.7202	20.7202	20.7202
July 31, 2022	20.6991	20.6991	20.6991	20.6991	20.6991	20.6991
August 31, 2022	20.7007	20.7007	20.7007	20.7007	20.7007	20.7007
September 30, 2022	20.7056	20.7056	20.7056	20.7056	(1)	20.7056
October 31, 2022	20.5722	20.5722	20.5722	20.5722	(1)	20.5722
November 30, 2022	19.9945	19.9945	19.9945	19.9945	(1)	19.9945
December 31, 2022	19.5788	19.5788	19.5788	19.5788	(1)	19.5788
January 31, 2023	19.2193	19.2193	19.2193	19.2193	(1)	19.2193
February 28, 2023	18.6488	18.6488	18.6488	18.6488	(1)	18.6488
March 31, 2023	18.4600	18.4600	18.4600	18.4600	(1)	18.4600
April 30, 2023	18.1155	18.1155	18.1155	18.1155	(1)	18.1155
May 31, 2023	17.7619	17.7619	17.7619	17.7619	(1)	17.7619
June 30, 2023	17.4638	17.4638	17.4638	17.4638	(1)	17.4638
July 31, 2023	17.1191	17.1191	17.1191	17.1191	(1)	17.1191
August 31, 2023	16.6224	16.6224	16.6224	16.6224	(1)	16.6224
September 30, 2023	15.8195	15.8195	15.8195	15.8195	(1)	15.8195
October 31, 2023	15.2815	15.2815	15.2815	15.2815	(1)	15.2815
November 30, 2023	14.4754	14.4754	14.4754	14.4754	(1)	14.4754
December 31, 2023	13.4538	13.4538	13.4538	13.4538	(1)	13.4538
January 31, 2024	13.0277	13.0277	13.0277	13.0277	(1)	13.0277
February 29, 2024	12.8136	12.8136	12.8136	12.8136	(1)	12.8136
March 31, 2024	12.6916	12.6916	12.6916	12.6916	(1)	12.6916
April 30, 2024	12.7101	12.7101	12.7101	12.7101	(1)	12.7101
May 31, 2024	12.6972	12.6972	12.6972	12.6972	(1)	12.6972
June 30, 2024	12.6636	12.6636	12.6636	12.6636	(1)	12.6636
July 31, 2024	12.5557	12.5557	12.5557	12.5557	(1)	12.5557
August 31, 2024	12.3192	12.3192	12.3192	12.3192	(1)	12.3192
September 30, 2024	12.2714	12.2714	12.2714	12.2714	(1)	12.2714
October 31, 2024	12.2182	12.2182	12.2182	12.2182	(1)	12.2182
November 30, 2024	12.1688	12.1688	12.1688	12.1688	(1)	12.1688
December 31, 2024	12.0083	12.0083	12.0083	12.0083	(1)	12.0083

(1) No shares were outstanding for this class of share as of the valuation date.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines, as amended from time to time, that contain a comprehensive set of methodologies to be used by our advisor in connection with the calculation of our NAV. Our NAV is calculated monthly based on the fair values of our investments, the addition of any other assets and the deduction of any other liabilities, including the liquidation preference of any preferred stock outstanding. With the approval of our board of directors, including a majority of our independent directors, we have engaged the Independent Valuation Advisor with respect to providing monthly real property asset appraisals, debt-related asset valuations, property management business valuations, reviewing annual third-party real property asset appraisals, and helping us administer the valuation and review process. As described in our valuation guidelines, each real property is appraised by the Third-Party Appraisal Firm at least once per calendar year and reviewed by our advisor and the Independent Valuation Advisor. Additionally, each real property asset is appraised each calendar month by the Independent Valuation advisor, and such appraisals are reviewed by our advisor. Estimates of the fair values of certain of our other assets, debt, and other liabilities are determined by our advisor or other suitable pricing sources.

As a public company, we are required to issue financial statements generally based on historical cost in accordance with GAAP. To calculate our NAV for the purpose of establishing a purchase and repurchase price for our shares, we have adopted policies and procedures, which adjust the values of certain of our assets and liabilities from historical cost to fair value. NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV differ from GAAP. As a result, our NAV should not be considered equivalent to stockholders’ equity or any other GAAP measure.

The following valuation methods are used for purposes of calculating the significant components of our NAV:

Real Property Assets. Excluding properties bought or sold during a given calendar year, each real property is appraised by the Third-Party Appraisal Firm at least once per calendar year and reviewed by our advisor and the Independent Valuation Advisor. Additionally, each real property asset is appraised each calendar month by the Independent Valuation advisor, and such appraisals are reviewed by our advisor.

Real property assets are initially valued at cost during the month of acquisition, which we expect to represent fair value at that time. Subsequently we will rely on the income approach as the primary methodology used by the Third-Party Appraisal Firms and the Independent Valuation Advisor (together, the “Independent Appraisal Firms”) in valuing the real property assets within our portfolio, whereby value is derived by determining the present value of a real property asset’s future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable property rental rates and operating expense data, the appropriate capitalization and discount rates, and projections of future income and expenses based on market derived data and trends. Other methodologies that may also be used to value properties include sales comparisons and cost approaches. We believe the discount rate and exit capitalization rate are the key assumptions utilized in the discounted cash flow methodology. Below the tables that set forth our NAV calculation is a sensitivity analysis of the weighted average discount rates and exit capitalization rates for our property investments. Transaction costs related to an acquisition or disposition will generally be factored into our NAV no later than the closing date for such transaction, and in some circumstances such as when an asset is anticipated to be acquired or disposed, we may factor into our NAV calculation a portion of the potential transaction price and related closing costs given the likelihood that the transaction will close.

Each development real property asset will be valued monthly by the Independent Valuation Advisor at estimated fair value. Land cost and other factors such as the status of land entitlements, permitting processes, jurisdictional approvals, estimated overall development completion, and estimated development profit are considered in determining estimates of fair value. Upon the earlier of 12 months following the month of stabilization (90% occupancy) or 24 months after substantial completion, we will obtain an appraisal from a Third-Party Appraisal Firm, and thereafter the valuation process will follow the regular valuation process described above.

Other Assets. Other assets include individual investments in mortgages, mortgage participations and mezzanine loans, preferred equity or other hybrid-like investments and securities that are included in our determination of NAV at estimated fair value as determined in good faith by our advisor using widely accepted valuation methodologies.

Pursuant to our valuation guidelines, our board of directors, including a majority of our independent directors, approves the pricing sources of our other assets. In general, these sources are third parties other than our advisor. However, we may utilize our advisor as a pricing source if the asset is not considered material to the company or there are no other pricing sources reasonably available, and provided that our board of directors, including a majority of our independent directors, must approve the initial valuation performed by our advisor and any subsequent material adjustments made by our advisor. The Independent Valuation Advisor generally does not act as the third-party pricing source for these assets, although it may, under certain circumstances, be engaged to do so.

Our property management business, which we define as the income derived directly from our property management and development agreement contracts, will be valued by our Independent Valuation Advisor. The value of any additional income outside of such contracts will be valued by our advisor.

The value of promotional interests held by us will be determined by our advisor based on a hypothetical liquidation of the assets and the liabilities of the investment. With the exception of the development project promotional interests, for which our Independent Valuation Advisor provides the value for the development real property asset, our advisor will not obtain value information on the assets of the project from an Independent Appraisal Firm. Although the Independent Valuation Advisor may provide the information utilized to calculate the value of certain of our promotional interests, the Independent Valuation Advisor is not responsible for determining the value of the promotional interests.

Liabilities. Except as noted below, we include an estimate of the fair values of our liabilities as part of our NAV calculation. These liabilities include, but may not be limited to, property-level mortgages and corporate-level credit facilities, fees and reimbursements payable to our advisor and its affiliates, accounts payable and accrued expenses, our preferred equity which is accounted for as debt and other liabilities. Pursuant to our valuation guidelines, our board of directors, including a majority of our independent directors, approves the pricing sources of our liabilities which may include third parties or our advisor or its affiliates.

The estimated fair value of our property-level mortgages and corporate-level credit facilities are determined by our advisor using widely accepted valuation methodologies based on information provided by various qualified third-party debt valuation experts and market data sources. In determining the fair value of such debt our advisor relies primarily on a third-party expert to provide the fair value calculations for our property-level mortgages and corporate-level credit facilities.

Under applicable GAAP, we record liabilities for distribution fees (i) that we currently owe the dealer manager under the terms of our dealer manager agreement and (ii) for an estimate that we may pay to our dealer manager in future periods. However, we do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date. The Independent Valuation Advisor is not responsible for appraising or reviewing these liabilities.

Estimated NAV of Unconsolidated Investments. Unconsolidated real property assets held through joint ventures or partnerships are valued according to the valuation guidelines set by such joint ventures or partnerships. At least once per calendar year, each unconsolidated real property asset will be appraised by a Third-Party Appraisal Firm. If the valuation guidelines of the applicable joint ventures or partnerships do not accommodate a monthly determination of the fair value of real property assets, our advisor will determine the estimated fair value of the unconsolidated real property assets for those interim periods. Our advisor will also determine on a monthly basis the fair value of any other applicable assets and liabilities of the joint venture using similar practices that we utilize for our consolidated portfolio.

Once the associated estimated fair values of assets and liabilities are determined, the value of our interest in any joint venture or partnership is then determined by using a hypothetical liquidation calculation based on our ownership percentage of the joint venture or partnership’s estimated NAV. If deemed an appropriate alternative to fair valuing applicable assets and liabilities individually, unconsolidated assets and liabilities held in a joint venture or partnership that acquires multiple real property assets over time may be valued as a single investment.

The Independent Valuation Advisor is not responsible for providing monthly appraisals of unconsolidated real property assets, reviewing third-party appraisals of unconsolidated real property assets, or valuing our unconsolidated investments per these valuation guidelines; however, they may be engaged to do so.

NAV and NAV Per Share Calculation

Our NAV per share is calculated by our advisor as of the last calendar day of each month for each of our outstanding classes of stock. Each month, before taking into consideration accrued dividends or class-specific distribution fee accruals, any change in our aggregate NAV, including with respect to any CROP Units held by third parties, from the prior month (whether an increase or decrease) is allocated among each class or unit based on each class’ or units’ relative percentage of the previous aggregate NAV. Changes in the aggregate NAV reflect factors including, but not limited to, unrealized/realized gains (losses) on the value of our real property asset portfolio, increases or decreases in real estate-related assets and other assets and liabilities, and monthly accruals for income and expenses (including accruals for performance based fees, if any, advisory fees, and distribution fees) and distributions to investors.

Following the calculation and allocation of changes in the aggregate NAV, NAV for each class is adjusted for class-specific expenses such as accrued dividends and ongoing distribution fees that are currently payable, to determine the monthly NAV. Class specific expenses may be allocated on a class-specific basis and borne by all holders of such class. The allocation of different class-specific expenses may result in certain share classes having a different NAV per share than other classes. We normally expect that the allocation of ongoing distribution fees on a class-specific basis will result in different amounts of distributions being paid with respect to Class T shares and Class D shares relative to our other share classes. However, if no distributions are authorized for a certain period, or if they are authorized in an amount less than the allocation of class-specific fees with respect to such period, then pursuant to our valuation guidelines, the class-specific fee allocations may lower the net asset value of our Class T shares and Class D shares as they are the classes with class-specific expenses. If the NAV of our classes are different, then changes to our assets and liabilities that are allocable based on NAV may also be different for each class.

NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class on such day.

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

Please see “Net Asset Value Calculation and Valuation Guidelines” in our prospectus for further details on how our NAV is determined.

The components of our NAV as of December 31, 2024 are as follows ($ in thousands except share data):

Components of NAV *	December 31, 2024
Investments in Multifamily Operating Properties	$2,034,306
Investments in Multifamily Development Properties	134,055
Investments in Real Estate-Related Structured Investments	96,293
Investments in Land Held for Development	44,145
Operating Company and Other Net Current Assets	8,697
Cash and Cash Equivalents	20,141
Secured Real Estate Financing	(1,263,197)
Subordinated Unsecured Notes	(21,350)
Preferred Equity	(230,345)
Convertible Preferred Equity	(58,255)
Accrued Performance Participation Allocation	—
Net Asset Value	$764,490
Fully-diluted Shares/Units Outstanding	63,663,243

* Presented as adjusted for our economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2024 ($ in thousands, except per share/unit data):

	Class
	T	D	I	A	OP(1)	Total
As of December 31, 2024
Monthly NAV	$51,510	$4,641	$75,127	$244,476	$388,736	$764,490
Fully-diluted Outstanding Shares/Units	4,289,507	386,477	6,256,214	20,358,844	32,372,201	63,663,243
NAV per Fully-diluted Share/Unit	$12.0083	$12.0083	$12.0083	$12.0083	$12.0083

(1) Includes the partnership interests of the Operating Partnership held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other Operating Partnership interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the independent appraisal firms in the discounted cash flow methodology used in the December 31, 2024, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.82%	5.44%
Development Assets	7.15%	5.25%

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

A change in these assumptions would impact the calculation by the independent appraisal firms of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.3%	2.0%
	0.25% increase	(2.3)%	(1.9)%
Exit Capitalization Rate	0.25% decrease	3.4%	3.1%
	0.25% increase	(3.0)%	(2.7)%

* Presented as adjusted for our economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our consolidated balance sheet to our NAV ($ in thousands):

December 31, 2024
Stockholders’ equity	$230,816
Noncontrolling interests attributable to limited partners	186,032
Total partners’ capital of CROP under GAAP	416,848
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	235,721
Discount on preferred stock	(9,057)
Convertible preferred shares	(58,255)
Unrealized net real estate and debt appreciation	169,155
Other (1)	10,078
NAV	$764,490

(1) Other includes deferred revenue, non current commissions, and derivative assets where settlement is not imminent.

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

The following table presents a reconciliation of FFO and Core FFO to net loss attributable to CROP ($ in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Net loss attributable to controlling interests	$(10,956)	$(23,248)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	62,765	55,882
Depreciation and amortization from unconsolidated real estate entities	8,057	8,808
Gain on sale of real estate assets	(47,311)	(24,075)
Gain on consolidation of development	—	(4,225)
Loss allocated to noncontrolling interests - limited partners	(10,819)	(21,355)
Amount attributable to above from noncontrolling interests - partially owned entities	(2,378)	(850)
Funds from operations attributable to common stockholders and unit holders	(642)	(9,063)
Adjustments:
Gain on legal settlement	(16,020)	—
Amortization of intangible assets	2,579	3,159
Amortization of debt issuance costs	3,500	2,405
Accretion of discount on preferred stock	3,034	7,243
Share-based compensation	4,029	3,011
Promote from incentive allocation agreement (tax effected)	(40)	(91)
Loss on debt extinguishment	2,554	1,037
Loss on derivatives	3,643	2,162
Legal costs and settlements, net	(2,173)	1,494
Other adjustments (1)	322	558
Amount attributable to above from noncontrolling interests and unconsolidated entities	3,562	1,533
Core funds from operations attributable to common stockholders and unit holders (1)	$4,348	$13,448

FFO per common share and unit - diluted	$(0.01)	$(0.14)
Core FFO per common share and unit - diluted	$0.07	$0.20
Weighted-average diluted common shares and units outstanding	66,472,501	66,416,610

(1) Other adjustments include acquisition fees and expenses, insurance losses, and other miscellaneous non-cash or non-recurring items.

Weighted-average dilutive common shares and units for FFO and Core FFO are as follows:

	Year Ended December 31,
	2024	2023
Dilutive weighted-average Series A Convertible Preferred shares	2,435,768	—
Weighted-average common shares	31,658,678	34,305,590
Weighted-average limited partnership units	32,378,055	32,111,020
Weighted-average common shares and units outstanding	66,472,501	66,416,610

Refer to “Results of Operations” and “Reportable Segment Net Operating Income” in Part II, Item 7. for further information on our operating results.

Unregistered Sale of Equity Securities

During the quarter ended December 31, 2024, we sold equity securities that were not registered under the Securities Act and not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K as described below.

During the quarter ended December 31, 2024, we issued 42,449 shares of Class I common stock upon exchange of corresponding CROP Units held by various limited partners. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the CROP Units.

Share Repurchase Program

Under our share repurchase program, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the last calendar day of that month (a “Repurchase Date”). Repurchased shares remain outstanding on the Repurchase Date and are not outstanding on the day following the Repurchase Date. Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that depending on the class of shares requested to be repurchased and how long the shares have been outstanding, the shares may be repurchased at a discount to the transaction price (an “Early Repurchase Deduction”) as described in the Share Repurchase Program which is filed as exhibit 99.1 to this report, subject to certain limited exceptions. Settlements of share repurchases will generally be made within three business days of the Repurchase Date.

The total amount of aggregate repurchases of our Class T, Class D, Class I, and Class A shares (all of our outstanding classes of common stock) is limited to no more than 2% of the aggregate NAV of our common stock outstanding per month and no more than 5% of the aggregate NAV of our common stock outstanding per calendar quarter.

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

During the three months ended December 31, 2024, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased (1)	Repurchases as a Percentage of NAV (2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
October 2024	425,999	1.3202240%	$12.0175	—
November 2024	538,609	1.6563048%	$11.8030	—
December 2024	334,041	1.0502549%	$11.9833	—
Total	1,298,649

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

Holders

The following table shows the number of shares and holders of each class of common equity outstanding as of March 25, 2025, including shares held by our affiliates:

	Class
	T	D	I	A
Outstanding shares	4,362,666	426,842	6,753,893	19,973,163
Number of stockholders	1,497	163	1,458	4,088

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Cautionary Note Regarding Forward-Looking Statements” and in Item 1A, “Risk Factors.”

This section of this Annual Report discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and are incorporated herein by reference.

Overview

Cottonwood Communities, Inc. invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We hold our assets through Cottonwood Residential O.P., LP (“CROP”), our operating partnership. We are the sole member of the sole general partner of CROP and own general partner interests in CROP alongside third-party limited partners.

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

As of December 31, 2024, we have raised $363.6 million from the sale of common stock in our public offerings and $295.2 million from the sale of our preferred stock in periodic private offerings to accredited investors (the “Private Offerings”). We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored CROP units.

As of December 31, 2024, we had a portfolio of $2.3 billion in total assets, with 78.0% of our equity value in operating properties, 12.6% in development and land and 9.4% in real estate-related investments. Refer to the section “Our Investments” below for further description of our portfolio.

Our principal business is the ownership and operation of multifamily real estate-related assets. We do not distinguish our principal business or group our operations by geography or other category for purposes of measuring performance. Accordingly, we have one reportable segment comprised of multifamily real estate. Information regarding the results and composition of our reportable segment is included in Note 17 to the consolidated financial statements included in this Annual Report.

Highlights

The following highlights activities that occurred during the year ended December 31, 2024.

Operating Results and Net Asset Value

•Net loss attributable to common stockholders was $0.42 per diluted share compared to $0.68 for the same period in the prior year.
•Reportable segment net operating income was $106.0 million compared to $111.3 million for the same period in the prior year.
•Same store net operating income (“Same Store NOI”) was $93.8 million compared to $94.2 million for the same period in the prior year.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $(0.01) per diluted share/unit, compared to $(0.14) per diluted share/unit for the same period in the prior year. Core FFO was $0.07 per diluted share compared to $0.20 per diluted share/unit for the same period in the prior year.
•Net asset value was $12.0083 per share/unit at December 31, 2024, compared to $13.4538 per share/unit at December 31, 2023.

Transaction Activity

•Sold Cottonwood West Palm for net proceeds of $34.0 million, recording a net gain on sale of $26.6 million.
•Sold tenant in common interests in The Marq Highland Park for net cash consideration of $7.2 million, recognizing a $20.7 million gain on sale with recording the remaining equity method investment at fair value.
•Acquired the remaining tenant in common interests of Cottonwood Lighthouse Point and Alpha Mill through the issuance of CROP Units.
•Received $12.1 million for repayment in full of our Lector85 preferred equity investment and accrued interest.
•Received $25.5 million for repayment in full of our Astoria West preferred equity investment, accrued interest and participation.
•Funded the remaining $1.3 million of our $33.4 million preferred equity investment in the 417 Callowhill development.
•Funded the remaining $8.0 million of our $10.0 million mezzanine loan investment in the 2215 Hollywood development.
•Funded the remaining $13.4 million of our $20.2 million mezzanine loan investment in the Monrovia development.

Financing and Capital Raise Activity

•Launched a private placement offering for shares of Series 2025 Preferred Stock at a purchase price of $10.00 per share or in exchange for Series 2019 Preferred Stock and Series 2023 Preferred Stock.
•Refinanced the construction loans for Cottonwood Broadway and 805 Riverfront with variable rate bridge loans in the amount of $46.1 million and $60.2 million, respectively.
•Refinanced the loan on Alpha Mill and added the property to the revolving credit facility.
•Redeemed $20.8 million of unsecured promissory notes.
•Raised $21.0 million of net proceeds from the sale of Series 2023 and Series 2023-A Preferred Stock.
•Raised $49.1 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Raised $32.2 million of net proceeds from the sale of our common stock issued under our registered public offering.
•Redeemed $4.3 million of preferred stock.
•Repurchased $56.4 million of common stock and CROP Units at an average discount of 3% to NAV.
•Distributed $1.9 million, $19.5 million and $23.7 million to convertible preferred stockholders, common stockholders and limited partners, respectively.

Our Investments

As of December 31, 2024, our portfolio consisted of 28 operating multifamily apartment communities with a total of 8,051 units, two development projects with a total of 452 units to be built, four structured investments with a total of 1,080 units and four land sites held for future development projects.

Information regarding our investments as of December 31, 2024 is as follows:

Stabilized Properties ($ in thousands, except net effective rents)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
805 Riverfront (2)	West Sacramento, CA	285	746	Sept 2023	$104,646	(3)	$60,210	$2,290	91.28%	100.00%
Alpha Mill	Charlotte, NC	267	830	May 2021	69,500		33,309	1,651	94.76%	100.00%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,526	92.75%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	1,391	94.70%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,500	98.71%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		34,495	2,052	90.87%	100.00%
Cottonwood Highland (2) (4)	Salt Lake City, UT	250	745	May 2021	65,210	(3)	44,046	1,765	93.60%	36.93%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,239	85.60%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		48,049	1,465	94.32%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,804	91.61%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,610	89.85%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,684	94.87%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		45,407	1,456	92.96%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		53,401	1,589	93.81%	100.00%
Melrose (2)	Nashville, TN	220	951	May 2021	67,400		56,600	1,765	86.82%	100.00%
Melrose Phase II (2)	Nashville, TN	139	675	May 2021	40,350		32,400	1,539	88.49%	100.00%
Parc Westborough (5)	Boston, MA	249	1,008	May 2021	74,000		45,941	2,458	95.18%	100.00%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,525	(3)	43,453	1,858	94.87%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,877	95.42%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,424	95.29%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,367	1,077	94.27%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,733	93.91%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,373	1,752	86.26%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,563	90.20%	84.19%
Sugarmont	Salt Lake City, UT	341	904	May 2021	139,792	(3)	91,200	2,227	89.71%	99.00%	(6)
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,577	92.74%	98.68%
The Marq Highland Park (2)	Tampa, FL	239	999	May 2021	65,700		46,802	2,124	97.07%	74.10%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,281	94.44%	58.60%
Total / Weighted-Average		8,051	937		$1,970,753		$1,354,893	$1,730	92.88%	90.83%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) Data from commercial retail units are excluded from number of units and physical occupancy.
(3) These purchase price amounts represent the acquisition date fair value plus subsequent capitalized costs on the projects placed in service.
(4) CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project due to a disproportionate ownership percentage assigned to CROP and related parties as fees and commissions were waived for the sponsor and its affiliates.

(5) On March 28, 2025, we entered into a contract to sell Parc Westborough for $96.2 million. We expect to close by the second quarter of 2025.
(6) The one percent interest not owned by us has limited rights, including the right to control on behalf of the joint venture the prosecution and resolution of all litigation, claims, or causes of action that the joint venture has or may have against certain third parties associated with the design and construction of Sugarmont, as well as the obligation to defend any cross claims resulting from these actions.

Development/Lease Up Properties ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Total Project Investment	Debt Outstanding (1)	Physical Occupancy Rate	Percentage Owned by CROP
Cottonwood Broadway (2)	Salt Lake City, UT	254	817	May 2021	$79,516	$46,072	88.19%	100.00%
The Westerly (3)	Salt Lake City, UT	198	808	May 2021 (3)	34,321	—	—%	82.45%
Total		452			$113,837	$46,072

(1) Debt outstanding is shown as if CROP owned 100% of the development property.
(2) Cottonwood Broadway was completed in the fourth quarter of 2023. In February 2025, this property was sold for $84.0 million.
(3) Construction on The Westerly began in July 2023 and is estimated to be completed in the second quarter of 2026. The amount above includes contributions from the Block C Joint Venture to The Westerly as of December 31, 2024 including the related land cost and capital expenditures. Refer to the land held for development table below for additional information on the Block C Joint Venture.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
417 Callowhill	Philadelphia, PA	Preferred Equity	November 2022	220	33,413	33,413
2215 Hollywood	Hollywood, FL	Mezzanine Loan	April 2023	180	10,045	10,045
Monrovia Station	Monrovia, CA	Mezzanine Loan	July 2023	296	20,150	20,150
Infield (1)	Kissimmee, FL	Preferred Equity	November 2023	384	12,650	12,650
Total				1,080	$76,258	$76,258
(1) On October 17, 2024, we extended our commitment on Infield by $1.3 million, all of which was funded at December 31, 2024.

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	1.69 acres	May 2021	$25,106	82.45%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,521	100.00%
Galleria (2)	Salt Lake City, UT	26.07 acres	September 2022	29,831	100.00%
Total				$62,458
(1) The Block C Joint Venture includes land held for development for Millcreek North and The Archer development projects as well as cash held at the joint venture for future investment. The Block C joint venture also includes The Westerly, which is reflected in the separate development property table above. On January 31, 2025, we entered into a contract to sell The Archer for $3.0 million. We expect to close during the third quarter of 2025.

(2) On October 15, 2024, we entered into a contract to sell approximately 6.9 acres of land at Galleria for $8.0 million. We expect to close by the second or third quarter of 2025.

Results of Operations

Our results of operations for the years ended December 31, 2024 and 2023 are as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	Change
Revenues
Rental and other property revenues	$145,749	$142,833	$2,916
Property management revenues	8,322	9,699	(1,377)
Other revenues	4,412	1,873	2,539
Total revenues	158,483	154,405	4,078
Operating expenses
Property operations expense	56,701	52,765	3,936
Property management expense	17,896	17,290	606
Asset management fee	12,485	17,304	(4,819)
Depreciation and amortization	65,343	59,041	6,302
General and administrative expenses	9,083	11,371	(2,288)
Total operating expenses	161,508	157,771	3,737
Loss from operations	(3,025)	(3,366)	341
Equity in earnings of unconsolidated real estate entities	5,761	6,466	(705)
Interest income	1,866	1,906	(40)
Interest expense	(83,598)	(74,431)	(9,167)
Loss on debt extinguishment	(2,554)	(1,037)	(1,517)
Gain on sale of real estate assets	47,311	24,075	23,236
Gain on legal settlement	16,020	—	16,020
Gain on consolidation of development	—	4,225	(4,225)
Promote from incentive allocation agreement	—	119	(119)
Other (expense) income	(2,366)	(2,552)	186
Loss before income taxes	(20,585)	(44,595)	24,010
Income tax expense	(38)	(303)	265
Net loss	(20,623)	(44,898)	24,275
Net loss (income) attributable to noncontrolling interests:
Limited partners	10,819	21,355	(10,536)
Partially owned entities	(1,152)	295	(1,447)
Net loss attributable to controlling interests	$(10,956)	$(23,248)	$12,292
Less preferred stock dividends	2,241	—	2,241
Net loss attributable to common stockholders	$(13,197)	$(23,248)	$10,051

Weighted-average common shares outstanding - basic and diluted	31,658,678	34,305,590	(2,646,912)

Net loss per common share - basic and diluted	$(0.42)	$(0.68)	$0.26

Rental and Other Property Revenues

Rental and other property revenues increased $2.9 million primarily due to an increase of $9.5 million from the consolidation of three properties after June 2023 (Melrose Phase II, Cottonwood Lighthouse Point and Alpha Mill) and $10.4 million from the lease up of three development properties completed in late 2023 (805 Riverfront, Cottonwood Broadway, and Cottonwood Highland). This was offset by a decrease of $17.4 million from the sale of Cottonwood One Upland in December 2023, the sale of Cottonwood West Palm in February 2024, and the sale of tenant in common interests in The Marq Highland Park in July 2024, which caused the property to be deconsolidated. The remaining increase is from higher rents and fees at stabilized properties.

Property Management Revenues

Property management revenues decreased $1.4 million due to fewer third-party properties under management (30 at December 31, 2024 as compared to 39 at January 1, 2023) and one-time fees in 2023.

Other Revenues

Other revenues increased $2.5 million primarily due to interest on our 2215 Hollywood and Monrovia Station loan investments.

Property Operations Expense

Property operations expense increased $3.9 million primarily due to an increase of $3.9 million from the consolidation of the three properties and $5.5 million from the completion of the three developments. Insurance, employee, marketing and maintenance costs also increased. This was offset by a decrease of $6.1 million from the sale of two properties and the deconsolidation of one. Tax expenses also decreased by $1.7 million.

Property Management Expense

Property management expense increased $0.6 million primarily due to increased employee costs.

Asset Management Fee

Asset management fees to our advisor decreased $4.8 million due to the decrease in net asset values under management for the year ended December 31, 2024 compared to the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization increased $6.3 million due to depreciation and amortization of $7.5 million from the consolidation of three properties, depreciation of $6.2 million from the completion of three developments, and depreciation from additional capitalized assets at our properties. This was offset by a decrease of $6.0 million from the sale of two properties, the deconsolidation of one property, as well as certain intangibles becoming fully amortized in 2023.

General and Administrative Expenses

General and administrative expenses decreased $2.3 million primarily due to reduced legal and professional fees, offset by increases in share-based compensation.

Equity in Earnings of Unconsolidated Real Estate Entities

Equity in earnings of unconsolidated real estate entities decreased $0.7 million primarily due to $1.5 million in reduced income from the payoff of preferred equity investments and equity in losses from The Marq Highland Park, which became an equity method investment in July 2024. This was offset by equity in losses removed with the consolidation of Cottonwood Lighthouse Point.

Interest Expense

Interest expense increased $9.2 million due to an increase of $3.8 million from the consolidation of three properties, $10.5 million from interest on development projects now being expensed as a result of their completion, $3.9 million from the issuance of Series 2023 Preferred Stock, and additional interest from higher interest rates, leverage and amortization of financing costs. This was offset by a $5.0 million reduction from discounts on Series 2019 Preferred Stock being fully accreted and a $5.1 million reduction in interest expense from the sale of two properties and the deconsolidation of one property.

Gain on Sale of Real Estate Assets

The $47.3 million gain on sale of real estate in the year ended December 31, 2024 was due to the $26.6 million gain on the sale of Cottonwood West Palm in February 2024 and the $20.7 million gain on the sale of tenant in common interests in The Marq Highland Park in July 2024. The $24.1 million gain on sale of real estate in the year ended December 31, 2023 was due to the $1.0 million gain from the sale of tenant in common interests in Cottonwood Lighthouse Point in February 2023 and the $23.0 million gain on the sale of Cottonwood One Upland in December 2023.

Gain on Legal Settlement

The gain on legal settlement during the year ended December 31, 2024 was due to an agreement to settle all matters in dispute with certain contractors that arose from the development of Sugarmont through a payment of $4.3 million. As a result of the settlement agreement, contingent liabilities of $11.7 million were removed and a gain of $16.0 million was recognized. Refer to Note 15 of the consolidated financial statements.

Gain on Consolidation of Development

The $4.2 million gain on consolidation of development during the year ended December 31, 2023 was due to the consolidation of 805 Riverfront when we became the manager and replacement developer with control of the project.

Reportable Segment Net Operating Income

Reportable segment net operating income (“Reportable Segment NOI”) is a supplemental non-GAAP measure of our property operating results. We define Reportable Segment NOI as operating revenues less operating expenses. We consider Reportable Segment NOI to be an appropriate supplemental measure of operating performance to net income because it measures the core operations of property performance by excluding corporate level expenses, depreciation and amortization, and other items not directly related to ongoing property operating performance. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider Reportable Segment NOI to be an appropriate supplemental performance measure. We believe Reportable Segment NOI provides useful information to our investors regarding our results of operations because it reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory and property management fees, interest expense, gains on sale of real estate, other income and expense, and noncontrolling interests. However, Reportable Segment NOI should not be viewed as an alternative measure of our financial performance since it excludes such items which could materially impact our results of operations. Further, our Reportable Segment NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating reportable segment net operating income, therefore, our investors should consider net income (loss) as the primary indicator our overall financial performance.

As discussed in Note 17 of the consolidated financial statements in this Annual Report, Reportable Segment NOI represents 100% of each of our consolidated and unconsolidated properties’ reportable segment rental and other property revenues and reportable segment property operations expense. Of our portfolio of multifamily properties, 25 are consolidated and four are unconsolidated for financial reporting purposes. We believe the drivers of Reportable Segment NOI for our consolidated properties are generally the same for our unconsolidated properties, of which we own on average 68.6%.

The following table reconciles the net loss attributable to common stockholders in the consolidated statement of operations to Reportable Segment NOI for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to common stockholders	$(13,197)	$(23,248)	$(15,649)
Depreciation and amortization	65,343	59,041	54,595
General and administrative expenses	9,083	11,371	11,876
Property management revenues	(8,322)	(9,699)	(11,131)
Property management expense	17,896	17,290	17,839
Asset management fee to related party	12,485	17,304	17,786
Other revenues	(4,412)	(1,873)	(3,544)
Equity in earnings of unconsolidated real estate entities	(5,761)	(6,466)	(12,393)
Interest income	(1,866)	(1,906)	(92)
Interest expense	83,598	74,431	51,830
Loss on debt extinguishment	2,554	1,037	480
Performance participation allocation	—	—	20,320
Gain on sale of real estate	(47,311)	(24,075)	—
Gain on legal settlement	(16,020)	—	—
Gain on sale of unconsolidated real estate entities	—	—	(8,129)
Gain on consolidation of development	—	(4,225)	—
Promote from incentive allocation agreement	—	(119)	(30,702)
Other expense/(income)	2,366	2,552	(3,883)
Income tax expense	38	303	7,959
Net loss attributable to noncontrolling interests - limited partners	(10,819)	(21,355)	(17,594)
Net loss attributable to noncontrolling interests - partially owned entities	1,152	(295)	(787)
Less preferred stock dividends	2,241	—	—
Rental and other property revenues of unconsolidated properties	27,495	34,433	35,514
Property operations expense of unconsolidated properties	(10,524)	(13,236)	(13,088)
Reportable segment net operating income	$106,019	$111,265	$101,207

Refer to Note 17 for the detail of Reportable Segment NOI, including significant expenses, for the years ended December 31, 2024, 2023 and 2022.

Reportable Segment NOI decreased $5.2 million for the year ended December 31, 2024 when compared to the same period in the prior year primarily due to lost net operating income from the sale of One Upland and West Palm offset by increases in net operating income from the lease up of Cottonwood Highland and Cottonwood Broadway.

We also evaluate the performance of operating properties within our reportable segment using a same store analysis (“Same Store NOI”) because the population of properties is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. Our same store portfolio includes those properties in our reportable segment for which we manage and have ownership interests in for the entirety of both current and prior years. Operating properties excluded from same store include development properties that have undergone lease up and properties that have been acquired or disposed during the same store reporting period. We evaluate Same Store NOI based on our ownership in the properties within the same store portfolio, applying our ownership percentage at December 31, 2024 for all periods presented. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

For the year ended December 31, 2024, our same store portfolio consisted of 22 consolidated properties, representing approximately 6,300 units, and 4 unconsolidated properties, representing approximately 1,200 units.

The following table reconciles Reportable Segment NOI, as reconciled to net loss attributable to common stockholder above, to Same Store NOI for the years ended December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2024	2023
Reportable segment net operating income	$106,019	$111,265
Lease up properties	(4,618)	246
Disposed properties	(331)	(10,534)
Non-core property expenses, net	442	1,134
At share adjustments (1)	(7,690)	(7,876)
Same Store NOI	$93,822	$94,235

(1) Adjustment to apply CROP’s ownership percentage in the properties within the same store portfolio.

Comparison of the Year Ended December 31, 2024 and 2023

Same Store NOI decreased $0.4 million for the year ended December 31, 2024 when compared to the same period in the prior year. For the same store portfolio, the weighted-average rents were $1,708 and $1,726 and the weighted-average occupancy rate was 92.9% and 93.4% at December 31, 2024 and 2023, respectively. For the year ended December 31 2024, property payroll, turnover costs, and utilities increased while real estate taxes decreased.

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended December 31, 2024, our total operating expenses were less than the 2%/25% Limitation.

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

We intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals at the property level. Factors which could increase or decrease our future liquidity include but are not limited to operating performance of the properties, the interest rate environment and inflation which could increase our expenses, the satisfaction of REIT dividend requirements and the volume of repurchase requests under our share purchase program. We have satisfied all of our repurchase requests to date. Due to commitments on our structured investments and development projects, which we believe will be accretive to our portfolio, our available cash to fund repurchase requests is limited. We completed the sale of Cottonwood West Palm (closed February 2024) and Cottonwood Broadway (February 2025) to strengthen our liquidity position and enhance our ability to fund repurchase requests and anticipate we will be able to fully fund repurchase requests. We also entered into a purchase and sale agreement to sell Parc Westborough on March 28, 2025. To continue to bolster our liquidity position, we may pursue additional strategic asset sales in the future or seek additional sources of capital.

As of December 31, 2024, we have $808.1 million of fixed rate debt and $396.7 million of variable rate debt, which includes $44.0 million of construction loans. We have interest rate cap hedging instruments on $167.1 million, or 42.1% of our variable rate debt. In addition, CROP has issued unsecured promissory notes in a private placement offering, in an aggregate amount of $21.4 million as of December 31, 2024. During the year ended December 31, 2024, we redeemed $20.5 million of unsecured promissory notes.

We have a credit facility in place with JP Morgan that provides us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate and is secured by Parc Westborough and Alpha Mill. We may obtain advances secured against Parc Westborough and Alpha Mill up to $100.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt-service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of December 31, 2024, we had advances of $79.3 million on the JP Morgan Revolving Credit Facility, with the amount we could borrow capped at $79.8 million primarily due to the current interest rate environment and the applicable debt-service coverage ratio. Should we be successful in selling Parc Westborough, our capacity on the JP Morgan Revolving Credit facility will be reduced.

One of our principal long-term liquidity requirements includes the repayment of maturing debt. Aggregate maturities at December 31, 2024 were $128.7 million for the year ended December 31, 2025. For the years ending 2026 through 2029 aggregate maturities were $171.9 million, $363.8 million, $72.1 million, and $45.8 million, respectively, and $443.9 million in the aggregate thereafter. Of the amounts maturing during the year ended December 31, 2025, $46.1 million was repaid in February 2025 with the sale of Cottonwood Broadway, $21.4 million relates to our 2019 6% Unsecured Promissory Notes and $60.2 million relates to 805 Riverfront, which can be extended to June 2026.

We have issued and outstanding Series 2019 Preferred Stock, Series 2023 Preferred Stock and Series 2023-A Preferred Stock, each of which is similar in nature. Each series must be redeemed for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on the redemption date.

The Series 2019 Preferred Stock redemption date is December 31, 2025, its maximum extension date. The Series 2023 Preferred Stock redemption date is June 30, 2027, subject to two one-year extensions at our option. The Series 2023-A Preferred Stock redemption date is December 31, 2027. As of December 31, 2024, we had 12.0 million shares outstanding for our Series 2019 Preferred Stock, 10.7 million shares outstanding for our Series 2023 Preferred Stock, and 0.3 million shares outstanding for our Series 2023-A Preferred Stock.

On December 9, 2024, we commenced a best-efforts private placement offering for a maximum of $150.0 million in shares of our Series 2025 Preferred Stock. Under this offering, Series 2025 Preferred Stock can be purchased for $10.00 per share or through the exchange of Series 2019 Preferred Stock and Series 2023 Preferred Stock for an equivalent number of shares of Series 2025 Preferred Stock. Series 2025 Preferred Stock must be redeemed for cash at a redemption price of $10.00 per share plus any accrued and unpaid dividends on December 31, 2028, subject to two one-year extension options at our discretion. As of March 25, 2025, $32.5 million of Series 2019 Preferred Stock had been exchanged into Series 2025 Preferred Stock, reducing the number of Series 2019 Preferred Stock to be redeemed to $87.5 million. Holders of Series 2019 Preferred Stock may exchange their shares for Series 2025 Preferred Stock through June 30, 2025, which may be extended at the discretion of the board of directors.

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

Material Cash Requirements

Our expected material cash requirements for the twelve months ended December 31, 2025 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other required expenditures; and (iii) capital expenditures.

Contractually Obligated Expenditures

The following table summarizes our obligated expenditures, exclusive of extension options, as of December 31, 2024, ($ in thousands):

	Twelve Months Ended December 31, 2025	Thereafter
Debt repayments (1)	$128,682	$1,097,436
Preferred stock redemptions (2)	120,119	110,227
Interest payments (3)	74,069	192,807
Operating leases	52	—
Asset management fee (4)	4,114	—
	$327,036	$1,400,470

(1) Includes mortgages notes, unsecured promissory notes, revolving credit facilities, and construction loans. Of the amounts maturing in 2025, $46.1 million was repaid with the sale of Cottonwood Broadway in February 2025 and $60.2 million relates to 805 Riverfront, which can be extended to June 2026.

(2) Outstanding Series 2019 Preferred Stock must be redeemed by December 31, 2025. Our Series 2023 Preferred Stock has a redemption date of June 30, 2027 and can be extended to June 30, 2029. Our Series 2023-A Preferred Stock has a redemption date of December 31, 2027. Holders of Series 2019 Preferred Stock and Series 2023 Preferred Stock can exchange their shares for an equivalent number of Series 2025 Preferred Stock, which has a redemption date of December 31, 2028 and can be extended to December 31, 2030. As of March 25, 2025, $32.5 million of Series 2019 Preferred Stock had been exchanged into Series 2025 Preferred Stock, reducing the number of Series 2019 Preferred Stock to be redeemed to $87.5 million.

(3) Interest payments include interest on our mortgage notes and revolving credit facility, construction loans, preferred stock dividends (for mandatorily redeemable preferred stock), and unsecured promissory notes. Scheduled interest payments included in these amounts for variable rate loans are presented using rates (including the impact of interest rate swaps) as of December 31, 2024.

(4) Estimate based on the value of the portfolio as of December 31, 2024 with fees through May 7, 2025, the advisory agreement renewal date. In addition, as long as the advisory agreement is in effect, we are obligated to pay an affiliate of the advisor a Performance Participation Allocation should certain return hurdles be met. Refer to Note 11 of the consolidated financial statements in this Annual Report. For the year ended December 31, 2024, the asset management fee was $12.5 million and the performance participation allocation was zero.

After considering the above contractual obligations as of December 31, 2024, we anticipate having sufficient ability to fund our obligations due within one year after the date the financial statements are issued with cash on hand, available funds through the JP Morgan Revolving Credit Facility, proceeds from the sale of assets (including Cottonwood Broadway and Parc Westborough), proceeds from our Follow-on Common Stock Offering and Preferred Offerings, and cash inflows from ongoing operations.

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

The following table shows distributions paid and cash flow provided by (used in) operating activities during the years ended December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Distributions paid in cash - convertible preferred stockholders	$1,885	$4
Distributions paid in cash - common stockholders	19,544	21,871
Distributions paid in cash to noncontrolling interests - limited partners	23,708	23,233
Distributions of DRP (reinvested)	3,182	2,353
Total distributions (1)	$48,319	$47,461

Source of distributions (2)
Paid from cash flows provided by operations	$16,529	$4,693
Paid from proceeds from realized investment	28,608	—
Paid from additional borrowings	—	40,415
Offering proceeds from issuance of common stock pursuant to the DRP	3,182	2,353
Total sources	$48,319	$47,461

Net cash provided by (used in) operating activities (2)	$15,443	$(22,569)

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

For the year ended December 31, 2024, distributions declared to convertible preferred stockholders, common stockholders and limited partners were $2.2 million, $22.7 million and $23.7 million, respectively. For the year ended December 31, 2024, we paid cash distributions to convertible preferred stockholders, common stockholders and limited partners of $1.9 million, $19.5 million and $23.7 million. For the year ended December 31, 2024, our net loss was $20.6 million. Cash flows provided by operating activities for the year ended December 31, 2024 was $15.4 million.

Capital Expenditures

We deployed $52.4 million during the year ended December 31, 2024 for capital expenditures, funded by debt, proceeds from our offerings and sale of assets, joint venture partners, and property operations and have $36.8 million of capital expenditures budgeted for 2025. The consolidated properties in which we deployed the most capital during the year ended December 31, 2024, which were all under development in 2024 or recently completed and in lease-up, are listed separately and the capital expenditures made on all other consolidated properties are aggregated in “All other properties” below ($ in thousands):

	2024		2025
Property Name	Total Capital Deployed	CCI/CROP Funded	Capital Budgeted	CCI/CROP Funded
Cottonwood Highland	$2,901	$—	$—	$—
805 Riverfront	9,749	475	101	101
The Westerly	26,639	21,964	28,611	11,849
All other properties	13,074	12,813	8,112	7,955
	$52,363	$35,252	$36,824	$19,905

Cash Flows

The net change in our cash and cash equivalents and restricted cash is summarized as follows ($ in thousands):

	For the Year Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$15,443	$(22,569)
Net cash provided by investing activities	40,923	41,621
Net cash used in financing activities	(53,742)	(23,763)
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,624	$(4,711)

Net cash flows provided by operating activities improved by $38.0 million during the year ended December 31, 2024 when compared to the prior year primarily due to the absence of a performance participation allocation payment in 2024, which was $20.3 million in 2023, $12.7 million in accrued interest received from the payoff of two preferred equity investments in 2024, $7.9 million from a prepaid lease payment, and $4.3 million received from a legal settlement. Other increases include rate cap purchases in 2023 that did not occur in 2024, cash from the operations of properties from the consolidation of three properties, large legal fee refunds in 2024, and reduced asset management fees. This was offset by decreased cash from the sale of One Upland and Cottonwood West Palm, and $15.0 million of higher interest costs.

Net cash flows provided by investing activities decreased by $0.7 million during the year ended December 31, 2024 when compared to the prior year. Proceeds from the sale of real estate assets decreased by $30.1 million, funding of real estate-related loans increased by $12.5 million, capital expenditures increased $2.0 million and cash acquired on the consolidation of real estate decreased by $1.3 million. In addition, we had $18.1 million of capital returned from investments in unconsolidated entities upon refinance in 2023. These decreases in cash flows from investing activities were offset by increases of $24.9 million from the payoff of preferred equity investments in 2024 and $38.3 million in fewer funds provided for preferred equity method investments.

Net cash flows used in financing activities increased by $30.0 million during the year ended December 31, 2024 when compared to the prior year. This is primarily due to a decrease of $55.1 million in proceeds from the issuance of preferred stock, a decrease of $24.3 million in borrowings on our revolving credit facility, mortgage notes and construction loans, an increase of $19.6 million in repurchases of unsecured promissory notes, the $15.3 million payoff of the preferred interest liability upon refinance of 805 Riverfront and a $1.8 million increase in preferred stock redemptions. This was offset by an increase of $47.3 million in net proceeds received from the issuance of convertible preferred stock, and an increase of $8.2 million in net proceeds received from the issuance of common stock.

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

We believe that the estimates and assumptions summarized below are most important to the portrayal of our financial condition and results of operations because they involve a significant level of estimation uncertainty and they have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. For a discussion of all of our significant accounting policies, refer to Note 2 of the consolidated financial statements in this Annual Report.

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

We had two asset acquisitions during the year ended December 31, 2024 and one during the year ended December 31, 2023.

Impairment of Long-Lived Assets

Long-lived assets include real estate assets and acquired intangible assets. Long-lived assets are depreciated or amortized on a straight-line basis over their estimated useful lives. On an annual basis, we assess potential impairment indicators of long-lived assets. We also review for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Indicators that may cause an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant market or economic trends and substantial reduction in the expected holding period of an asset.

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

No impairment losses were recognized for the years ended December 31, 2024 or 2023 related to our long-lived assets.

Subsequent Events

The following events occurred subsequent to December 31, 2024:

Status of the Series A Convertible Private Offering

Through March 25, 2025, we sold 1,881,758 shares of Series A Convertible Preferred Stock for aggregate gross offering proceeds of $18.4 million. In connection with the sale of these shares in the Series A Convertible Private Offering, we paid aggregate selling commissions of $0.8 million and placement fees of $0.5 million. As of March 25, 2025, there were 7,657,216 shares of our Series A Convertible Preferred Stock outstanding.

Status of the Series 2025 Private Offering

Through March 25, 2025, we sold 718,332 shares of Series 2025 Preferred Stock for aggregate gross offering proceeds of $7.1 million and exchanged 3,271,634 shares of Series 2019 Preferred Stock and Series 2023 Preferred Stock for 3,285,353 shares of Series 2025 Preferred Stock. In connection with the sale and exchange of these shares in the Series 2025 Private Offering, we paid aggregate selling commissions of $2.2 million and placement fees of $1.2 million. As of March 25, 2025, there were 4,003,685 shares of our Series 2025 Preferred Stock outstanding.

Status of the Follow-on Offering

Through March 25, 2025, we sold the following through our follow-on public offering ($ in thousands):

	Class
	T	D	I	A	Total
Shares issued through Primary Offering	116,994	39,344	474,524	—	630,862
Shares issued through DRP Offering	20,878	2,541	18,288	30,536	72,243
Gross Proceeds	$1,461	$474	$5,731	$—	$7,666

Distributions Declared - Common Stock

The following monthly distributions have record dates after December 31, 2024:

Stockholder Record Date	Monthly Rate	Annually
January 31, 2025	$0.06083333	$0.73
February 28, 2025	$0.06083333	$0.73
March 31, 2025	$0.06083333	$0.73

Grant of LTIP Unit Awards

On January 9, 2025, we issued LTIP Units from the Operating Partnership to our executive officers and certain employees as approved by our compensation committee. The compensation committee approved awards of time-based LTIP Units in an aggregate amount of $1,897,625. Each award will vest approximately one-quarter of the awarded amount on January 1, 2026, 2027, 2028 and 2029.

The compensation committee also approved awards of performance-based LTIP Units to our executive officers and certain of our employees in an aggregate target amount of $2,994,875. The actual amount of each performance-based LTIP Unit award will be determined at the conclusion of a three-year performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with the advisor or its affiliates. The number of units granted were valued by reference to our November 30, 2024 NAV per share as announced on December 16, 2024 of $12.1688.

Equity Incentive Plan

On January 9, 2025, we issued an aggregate grant of 39,122 restricted stock units with a four-year vesting schedule.

Financing Activity

On January 22, 2025, we closed on a $4.74 million loan on 3300 Cottonwood, our land held for development, receiving net proceeds of $4.69 million. This loan matures on January 22, 2026 and carries a 7.3% fixed interest rate and can be extended for one twelve month period.

On February 25, 2025, we closed on a $14.5 million loan on Galleria, our land held for development, receiving net proceeds of $14.3 million. This loan matures on February 25, 2026 and carries a variable interest rate of one-month SOFR + 3.0%. It can be extended for six-months subject to a 25% reduction of the principal balance.

In March 2025, we extended the maturity date for the mortgage on Sugarmont to May 2026 and obtained an option to extend the maturity date for the mortgage on 805 Riverfront to June 2026.

Management Contract

On February 1, 2025, we obtained management of 805 Riverfront from a third-party manager, resulting in the addition of approximately 285 units under management.

Sale of Cottonwood Broadway

On February 28, 2025, we sold Cottonwood Broadway for net proceeds of $41.0 million after repayment of associated mortgage debt. We expect to recognize a gain on sale during the three months ended March 31, 2025.

Sale of Parc Westborough

On March 28, 2025, we entered into a contract to sell Parc Westborough for $96.2 million. This transaction is expected to close in the second quarter of 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We have both fixed and variable rate debt. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes do affect the fair value of fixed rate instruments. As of December 31, 2024, the face value of our fixed rate mortgage debt was $808.1 million and the estimated aggregate fair value was $787.7 million. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of December 31, 2024, the fair value of our fixed rate debt would have decreased by $12.7 million.

Conversely, movements in interest rates on variable rate debt change future earnings and cash flows, but, other than changes in required risk premiums, do not significantly affect fair value. As of December 31, 2024, we had $396.7 million of variable rate debt outstanding, including $44.0 million of construction loans, with 42% of our variable rate debt under rate cap hedging arrangements. If interest rates on non-hedged variable rate debt had been 100 basis points higher during the year ended December 31, 2024, our interest expense would have increased by $1.2 million. Interest on construction loans prior to being placed in service is capitalized; therefore, the impact of a change in interest rates on our condensed consolidated statements of operations would be less than the total change, but we would incur higher cash payments and capitalized costs, resulting in greater depreciation in later years.

The weighted-average interest rate of our variable rate debt at December 31, 2024 was 6.45%. The interest rate represents the actual interest rate in effect at December 31, 2024 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2024 were applicable.

Credit Risk

For our structured investments, we are exposed to the risk of a borrower’s ability to perform under the terms of their obligations to us. We manage this credit risk by conducting a comprehensive due diligence process prior to making an investment and by actively monitoring the projects we have invested in. The performance and value of our real estate-related structured investments depend upon the sponsors’ ability to manage the development of the respective properties that serve as collateral so that each property’s value ultimately supports the repayment of the investment and accrued returns. Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk.

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

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item and the report of the independent accountants thereon required by Item14(a)(2) appear as a separate section of this Annual Report. See the accompanying Index to the Consolidated Financial Statements on page F-1.

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

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2024 (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of Cottonwood Communities, Inc.’s internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management has determined that Cottonwood Communities, Inc.’s internal control over financial reporting as of December 31, 2024, was effective.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Preferred Offering

On September 19, 2023, Cottonwood Communities, Inc. (the "Company") launched a best-efforts private placement offering exempt from registration pursuant to Rule 506(b) of Regulation D of the Securities Act pursuant to which it is offering a maximum of $150,000,000 in shares of its Series A Convertible Preferred Stock to accredited investors (the "Private Offering") at a purchase price of $10.00 per share. The exemption is available to the Company because the shares are being offered and sold solely to accredited investors without the use of general solicitation.

Sales of Series A Convertible Stock

During the period from March 21, 2025 through March 30, 2025, we issued and sold 187,264 shares of Series A Convertible Preferred Stock in the Series A Convertible Private Offering and received aggregate proceeds of $1,846,880. In connection with the sale of these shares in the Series A Convertible Private Offering, we paid aggregate selling commissions of $94,697 and placement fees of $52,849. As of March 30, 2025, there were 7,754,221 shares of Series A Convertible Preferred Stock outstanding.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers are set forth below:

Name*	Age**	Positions
Daniel Shaeffer	54	Chief Executive Officer and Director
Chad Christensen	52	Executive Chairman of the Board of Directors and Director
Gregg Christensen	56	Chief Legal Officer and Secretary; Advisory Board Member
Glenn Rand	64	Chief Operating Officer; Advisory Board Member
Susan Hallenberg	57	Chief Accounting Officer and Treasurer; Advisory Board Member
Enzio Cassinis	47	President
Adam Larson	43	Chief Financial Officer
Stan Hanks	57	Chief Development Officer
Eric Marlin	49	Executive Vice President, Capital Markets
Paul Fredenberg	48	Chief Investment Officer
Jonathan Gardner	48	Independent Director
John Lunt	52	Independent Director
Philip White	51	Independent Director

* The address of each executive officer and director listed is 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106.
** As of December 31, 2024.

Daniel Shaeffer has served as our Chief Executive Officer since May 2021 and as an affiliated director since July 2016. As of May 2021, Mr. Shaeffer is also Chief Executive Officer of CCA. Mr. Shaeffer served as the Chief Executive Officer and a director of CRII and its predecessor entities from 2004 through the closing of the CRII merger in May 2021. Mr. Shaeffer also served as our Chairman of the board of directors from October 2018 through May 2021 and was formerly our Chief Executive Officer from December 2016 through September 2018. He was a director of Cottonwood Multifamily REIT I, Inc. (“CMRI”) and Cottonwood Multifamily REIT II, Inc. (“CMRII”) prior to the completion of their respective mergers in July 2021. He was a director and Chief Executive Officer of Cottonwood Multifamily Opportunity Fund, Inc. (“CMOF”) prior to the completion of the CMOF merger in September 2022. Mr. Shaeffer’s primary responsibilities include overseeing acquisitions, capital markets and strategic planning for us and our affiliates.

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

Chad Christensen has served as the Executive Chairman of our board of directors since May 2021 and as an affiliated director since July 2016. As of May 2021, Mr. Christensen also serves as Executive Chairman of CCA. Mr. Christensen served as President and a director of CRII and its predecessor entities from 2004 through the closing of the CRII merger in May 2021. Mr. Christensen was formerly our President and Chairman of the Board from December 2016 through September 2018. He was a director of CMRI and CMRII prior to the completion of their respective mergers in July 2021. He served as President, Chairman of the Board, and a director of CMOF prior to the completion of the CMOF merger in September 2022. Mr. Christensen oversees financial and general operations for us and our affiliates. He is also actively involved in acquisitions, marketing and capital raising activities for us and our affiliates.

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

Gregg Christensen has served as our Chief Legal Officer and Secretary since December 2016 and as an Advisory Board Member since May 2021. Since May 2021, Mr. Christensen is also Chief Legal Officer and Secretary of CCA. Mr. Christensen served as the Chief Legal Officer and Secretary (formerly Executive Vice President, Secretary and General Counsel) and a director of CRII and its predecessor entities from 2007 through the closing of the CRII merger in May 2021. Mr. Christensen was a director on our board of directors from December 2016 to June 2018. Mr. Christensen held similar officer positions with CMRI, CMRII and CMOF prior to the completion of their respective mergers with the CMRI and CMRII mergers closing in July 2021 and the CMOF merger closing in September 2022. In addition, he was a director of CMRI, CMRII and CMOF prior to the completion of their respective mergers. Mr. Christensen oversees and coordinates all legal aspects of us and our affiliates, and is also actively involved in operations, acquisitions and due diligence activities for us and our affiliates.

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

Susan Hallenberg has served as our Chief Accounting Officer and Treasurer since October 2018 and as an Advisory Board Member since May 2021. As of May 2021, she is also Chief Accounting Officer and Treasurer at CCA. Ms. Hallenberg served as the Chief Financial Officer and Treasurer of CRII and its predecessor entity from May 2005 until the closing of the CRII merger in May 2021. Ms. Hallenberg served as our principal accounting officer and principal financial officer in her role as Chief Financial Officer from December 2016 through September 2018. Ms. Hallenberg also served as Chief Accounting Officer and Treasurer of CMRI and CMRII prior to the closing of their respective mergers in July 2021. She was also Chief Financial Officer and Treasurer of CMOF prior to the closing of the CMOF merger in September 2022.

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

Ms. Hallenberg holds a Bachelor of Arts in Economics/Accounting from The College of the Holy Cross.

Enzio Cassinis has served as our President since May 2021. Mr. Cassinis served as our Chief Executive Officer and President from October 2018 through May 2021. In addition, Mr. Cassinis served as the Chief Executive Officer of CCA from October 2018 through May 2021 and currently serves as CCA’s President since May 2021. Mr. Cassinis also served as the Chief Executive Officer and President of CMRI and CMRII from October 2018 through the closing of the CMRI and CMRII mergers in July 2021.

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

Adam Larson has served as our Chief Financial Officer since October 2018. Mr. Larson also has served as the Chief Financial Officer of CCA since October 2018 and of CMRI and CMRII from October 2018 through the closing of the CMRI and CMRII mergers in July 2021.

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

Stan Hanks has served as our Chief Development Officer since December 2021. Prior to that he was one of our Executive Vice Presidents. Mr. Hanks has also served as Executive Vice President of CROP since September 2012 and of CCA since May 2021. Mr. Hanks has over 20 years of multifamily experience. He is responsible for development project oversight and strategic initiatives. Prior to joining CROP, Mr. Hanks was a Senior Vice President and Principal at RealSource, a boutique multifamily real estate firm in Salt Lake City where he was involved with acquisitions, financing, asset management and capital raising. Prior to RealSource, Mr. Hanks was Vice President of Finance/Corporate Controller for TenFold Corporation, a software company in Utah that completed its IPO in 1999. Prior to TenFold, Mr. Hanks spent four years as an auditor at Coopers & Lybrand. Mr. Hanks earned a Bachelor of Accounting degree from the University of Utah in 1992.

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

Paul Fredenberg has served as our Chief Investment Officer since October 2018. Mr. Fredenberg has also served as the Chief Investment Officer of CCA since October 2018 and of CMRI and CMRII from October 2018 through the completion of the CMRI and CMRII mergers in July 2021.

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

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other disposition of our securities by directors, officers and employees, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to us. A copy of our Insider Trading Policy is filed as an exhibit to this Annual Report.

Item 11. Executive Compensation

Overview

This section discusses the components of, and objective behind, our executive compensation program for our “named executive officers” who are listed in the “Summary Compensation Table” below. In 2024, our named executive officers were Daniel Shaeffer, our Chief Executive Officer, Adam Larson, our Chief Financial Officer, Chad Christensen, our Executive Chairman, Gregg Christensen, our Chief Legal Officer and Secretary, and Glenn Rand, our Chief Operating Officer.

We employ certain of our executive officers, including two of our named executive officers, Mr. G. Christensen and Mr. Rand. Mr. Shaeffer, Mr. Larson and Mr. C. Christensen, along with certain other of our executive officers, are employed by our advisor, CC Advisors III, and its affiliates. Except for grants of LTIP Units (units in the Operating Partnership subject to time-based vesting) and Special LTIP Units (units in the Operating Partnership subject to performance-based vesting, and for purposes of our executive compensation discussion, referred to as required by context, collectively as the “LTIP Units”) that we make to all of our executive officers, Mr. Shaeffer, Mr. Larson and Mr. C. Christensen, and those executive officers employed by our advisor and its affiliates are compensated by our advisor and its affiliates (and not us), in part, for their service to us and our subsidiaries. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the fees paid to CC Advisors III and its affiliates. We do not specifically reimburse our advisor for any executive officer compensation or benefit costs paid to its employees who serve as our named executive officers, and our advisor makes all decisions relating to compensation paid by our advisor and its affiliates to our executive officers who are its employees. All of our named executive officers are officers of, and hold an indirect ownership interest in, CC Advisors III or its affiliates.

Our executive compensation discussion covers, as required by context, the program as applicable to the named executive officers we employ directly for whom our compensation committee makes all compensation decisions, and as applicable to the named executive officers employed by our advisor for whom our compensation committee makes equity award determinations.

Compensation Objectives

We seek to maintain a total compensation package for the executives we employ directly that provides fair, reasonable and competitive compensation while also permitting us the flexibility to differentiate actual pay based on the level of individual and organizational performance. In addition, we maintain a long-term equity incentive compensation program available to all of our executive officers. Our executive compensation program, including our long-term equity incentive program, is designed to: (i) attract and retain candidates capable of performing at the highest levels of our industry; (ii) create and maintain a performance-focused culture by rewarding outstanding performance based upon objective predetermined metrics; (iii) reflect the qualifications, skills, experience and responsibilities of each executive officer; (iv) align the interests of our executive officers and stockholders by creating opportunities and incentives for our executive officers to increase their equity ownership in us; and (iv) motivate our executive officers to manage our business to meet our short- and long-term objectives.

Pay-for-Performance Philosophy

A substantial majority of executive compensation is tied to our performance and is not guaranteed. The compensation committee sets clear goals for Company performance. Consistent with these objectives, executive compensation for 2024 was heavily weighted toward (i) Company financial and operational performance metrics for annual cash incentive bonuses and (ii) internal rate of return performance for long-term equity incentives. We believe that the executive compensation program supports these objectives by providing the named executive officers with a multi-faceted compensation package that includes a base salary, the opportunity to earn an annual cash incentive bonus and equity awards.

For 2024, approximately 28.97% and 30.65% of the compensation payable to Mr. G. Christensen and Mr. Rand, respectively was aligned with the interests of our stockholders because either it was determined by or depended on performance or its value fluctuates with our NAV. Approximately 36.42% of Mr. G. Christensen’s and 38.53% of Mr. Rand’s 2024 compensation was fixed base salary that was not dependent on our NAV performance. All other compensation is variable.

Final Results of 2022 Special LTIP Units – Alignment of Pay and Performance

In January 2022, our compensation committee approved awards of Special LTIP Units to our named executive officers which provided each executive officer the opportunity to earn an award amount as determined by our internal rate of return over a three-year performance period. See “Components of Executive Compensation – Equity Incentive Compensation” for additional information regarding Special LTIP Units. At the completion of the three-year performance period from January 1, 2022 through December 31, 2024, no Special LTIP Units had been earned.

Determination of Executive Compensation

Our compensation committee, which is composed of all of our independent directors, discharges our board of directors’ responsibilities relating to the compensation that we pay to our named executive officers. This includes equity compensation grants we make to all of our named executive officers as well as additional compensation we pay to named executive officers employed by us. The compensation committee operates under a written charter adopted by our board of directors, a copy of which is available under the “Corporate Governance” section of our website at www.cottonwoodcommunities.com.

In making compensation decisions for 2024, the compensation committee was provided detailed disclosure of compensation paid by our advisor to those named executive officers employed by the advisor. In addition, the compensation committee reviewed market-based compensation data provided by its independent compensation consultant, Ferguson Partners Consulting L.P. (“FPC”), a nationally recognized compensation consulting firm specializing in the real estate industry. The compensation committee also evaluated the performance of our Chief Executive Officer and Executive Chairman, and then together with our Chief Executive Officer and Executive Chairman, assessed the individual performance of the other named executive officers. While the compensation committee considers recommendations from our Chief Executive Officer, Executive Chairman, and any compensation consultant engaged, along with data provided by its other advisors, it retains full discretion to set all compensation to our named executive officers that we pay.
Engagement of Compensation Consultant

The compensation committee is authorized to retain the services of one or more executive compensation consultants, in its discretion, to assist with the establishment and review of our compensation programs and related policies. In May 2021, we completed our merger with Cottonwood Residential II, Inc., and following the merger we employed certain of our named executive officers. The compensation committee initially retained FPC in 2021 as its independent compensation consultant in connection with implementing a comprehensive executive compensation program for our executive employees and has continued to do so bi-annually. The compensation committee has sole authority to hire, terminate and set the terms of any engagement of any compensation consultant.

The compensation committee expects to review market-based compensation data provided by an executive compensation consultant on a two-year cycle unless our operating environment changes significantly and a more recent study is determined to be recommended. The compensation committee engaged FPC in connection with the committee’s review of compensation for 2024.

For 2024, FPC provided market-based compensation data to assist the committee in the evaluation of our executive compensation program, including with respect to equity compensation for all of our executive officers that complements the compensation provided to our executive officers by our advisor and its affiliates. In connection with these efforts, FPC prepared for the compensation committee reports that included compensation analyses for each executive position, including those executive positions that are held by employees of our advisor and its affiliates, an analysis of a recommended peer group for us and a description of the methodology used to provide the compensation analyses. FPC researched competitive market practices, reviewed the proxy statements of its recommended peer group and checked its own proprietary information data bases. Market-based compensation data is used for reference only to gauge the marketplace for executive compensation in our industry. The compensation committee does not establish a specific target percentile of market for our executives and generally seeks to provide the compensation levels needed to retain our executive team and reward appropriately for performance. The compensation committee reviewed the peer group compensation analyses and methodology provided to the company and approved the 2024 executive compensation program which included equity compensation for all of our executive officers and cash compensation for those executive officers that we employ.

Peer Group

For the 2024 compensation data provided by FPC, the compensation committee used the following ten companies, a majority of which own multifamily real estate and are of similar size to our Company:

American Healthcare REIT, Inc.	Apartment Income REIT Corp.
Sila Realty Trust, Inc.	SmartStop Self Storage REIT, Inc.
InvenTrust Properties Corp.	Elme Communities
UMH Properties, Inc.	Independence Realty Trust, Inc.
Centerspace	Veris Residential, Inc.

Consideration of Say-on-Pay Vote

At our 2024 annual meeting of stockholders, we provided our stockholders with the first opportunity to vote to approve, on a non-binding advisory basis, our executive compensation. More than 90% of the votes cast in the advisory vote on the 2023 compensation of our named executive officers were in favor. The compensation committee reviewed the results of this advisory “say-on-pay” vote and considered it in determining compensation and award amounts granted to our named executive officers for 2025. The compensation committee considered these voting results as supportive of the committee's general executive compensation practices.

Components of Executive Compensation

The key elements of our executive compensation program for our executive officer employees include annual cash compensation, short-term incentive plan compensation as well as equity incentive compensation in the form of LTIP Units. Each element is discussed in detail below.

Base Salary

Our compensation committee believes base salary should be commensurate with each named executive officer’s position and experience. The base salary of the named executive officers employed by us was established by the compensation committee following a review of qualitative and quantitative factors including (i) an assessment of scope of the named executive officer’s responsibilities and leadership and individual role within the executive management team, (ii) the named executive officer’s contributions to the Company, (iii) the named executive officer’s expertise and experience within the industry, and (iv) review of market-based compensation data provided by FPC (initially in 2022 and reviewed annually thereafter).

We believe that our executive officers’ base salary levels are commensurate with their position, responsibilities and experience and are expected to provide a steady source of income sufficient to permit these officers to focus their time and attention on their work duties and responsibilities. Base salaries of our named executive officers employed by us periodically will be reviewed by the compensation committee. For 2025, the compensation committee did not elect to change the annual base salary from year end 2024 levels for Mr. G. Christensen ($400,000) or Mr. Rand ($400,000). Mr. Shaeffer, Mr. Larson and Mr. C. Christensen do not receive an annual base salary from us and are compensated by CC Advisors III and its affiliates.

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

The short-term incentive plan allows our executive officers to earn a cash bonus based on various predefined and pre-weighted company and strategic performance goals established by the compensation committee in consultation with management (at least 50% of which are objective, calculable company performance measurements). Strategic performance goals are assessed subjectively. The performance goals may vary from year to year and are intended to drive performance in areas that further our strategic objectives and increase value for our stockholders.

For 2024, the annual cash incentive bonus is the product of the named executive officer’s target bonus (which is a percentage of his base salary) and a formula number that is based on the achievement of predetermined targets. Depending on the achievement of the predetermined targets, the actual annual cash incentive bonus may be less than or greater than the target bonus, subject to limitations. Following its review of market-based compensation information provided by FPC in 2024, the compensation committee set a threshold and maximum annual cash incentive bonus at 50% and 150%, respectively, of target levels for 2024, which was adjusted from 2023 (cash incentive bonuses in 2023 were not subject to a threshold and capped at the target level). The compensation committee set Mr. G. Christensen’s and Mr. Rand’s target bonus at 90% of their respective base salaries for 2024.

The annual cash incentive bonus formula number for 2024 consisted of the following components: (i) 30% portfolio characteristics and objectives (ii) 25% gross capital formation, (iii) 20% capital deployment efficiency, and (iv) 25% operational and return driven metrics. Each performance goal was assigned a weighting relative to the other annual performance goals. Results between threshold and target or between target and maximum for each goal are based on linear interpolation. Performance below threshold earns 0%, and performance above target is capped at 150% of the target level. The total annual cash incentive bonus earned by an executive officer is the sum of the weighted amounts earned with respect to each goal.

Our 2024 Company Performance Measures were:

•Portfolio Characteristics and Objectives. Thirty percent of each target annual cash incentive bonus is based on satisfying qualitative and quantitative portfolio characteristics and objectives. These metrics are intended to match our overall operating and financial goals for our portfolio for the year and include portfolio construction and cash management objectives as well as certain financing, development and capital raising initiatives. For 2024, our compensation committee awarded percentage points for (i) the investment of capital consistent with our disclosed investment objectives, (ii) successful refinancing of the Cottonwood Broadway and 805 Riverfront construction loans and addition of Alpha Mill to our revolving credit facility, (iii) obtaining, in one instance, and progressing toward, in another instance, a temporary certificate of occupancy for development projects in the portfolio, and (iv) increasing selling agreements and registered investment advisor participation in our offerings. Other objectives in this performance goal included liquidity targets and equity capital raise. The percentage points available to be earned under the portfolio characteristics and objectives performance goal range from 0% to 45%. For 2024, the compensation committee awarded 22.75% under the component.

•Gross Capital Formation. Twenty-five percent of each target annual cash incentive bonus is based on achieving capital formation goals. We are a growth-oriented company, and a substantial portion of our growth is from raising capital. Accordingly, our ability to raise capital is one of our core performance measures. The percentage points available to be earned under the gross capital formation performance goal range from 0% to 37.5% with $200.0 million in total capital raise necessary to earn all percentage points under this performance goal. For 2024, the compensation committee awarded 16.88% under the component.

•Capital Deployment Efficiency. Twenty percent of each target annual cash incentive bonus is based on achieving capital deployment efficiency goals. Our ability to achieve our investment objectives is dependent on investing capital in suitable investments. As such, our compensation committee reviews capital deployed in 2024 against a targeted benchmark in evaluating this performance goal. The percentage points available to be earned under the capital deployment efficient performance goal range from 0% to 30%. For 2024, the compensation committee awarded 30% under the component for the deployment of the targeted $160.0 million in capital.

•Operational and Return Driven Metrics. Twenty-five percent of each target annual cash incentive bonus is based on achieving operational and return goals. Pursuant to this component FFO coverage is reviewed based on company objectives and peer-driven comparisons with a target coverage using linear interpolation to 65% run rate. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Funds from Operations” for considerations on how to review this metric, as well as a reconciliation of FFO to GAAP net loss. In addition, annual and long-term growth in same store revenue and net operating income (“Same Store NOI”) is evaluated relative to the average of such measures reported by three publicly-traded apartment REITs with points awarded for meeting or exceeding such averages. For fiscal year 2024, the peer group consisted of UDR, Inc., Mid-America Apartment Communities, Inc. and Camden Property Trust, Inc. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Reportable Segment Net Operating Income” for information on how we calculate and use Same Store NOI, as well as a reconciliation of Same Store NOI from our consolidated statement of operations. The percentage points available to be earned under the operational and return driven metrics performance goal range from 0% to 37.5%. For 2024, the compensation committee awarded 18.75% under the component for exceeding peer group average for Same Store NOI and same store measured since 2016 as well as progressing toward our FFO coverage goal.

Calculation of Bonuses. With respect to the specific formula components for 2024, the named executive officers received 88.38% of their target bonus based on the achievement of the predetermined targets discussed above. Based on our actual performance in 2024, the compensation committee approved an annual cash incentive bonus for Mr. G. Christensen and Mr. Rand each in an amount of $318,168. Mr. Shaeffer, Mr. Larson and Mr. C. Christensen do not receive a cash incentive bonus from us and are compensated by CC Advisors III and its affiliates.

Equity Incentive Compensation

Our compensation committee acknowledges that the real estate industry is highly competitive and that experienced professionals have significant career mobility. Our compensation committee determined that through the annual grant of LTIP Units under our partnership agreement, with vesting based on continued employment or the achievement of performance goals, each over multi-year periods, we will attract, motivate and retain highly skilled executive officers who are committed to our core values of prudent risk-taking and integrity. Each year our compensation committee determines, in its sole discretion, the aggregate amount, type and terms of any equity grants to our named executive officers. For 2024, the compensation committee determined that annual equity awards should consist of approximately 35% in LTIP Units (subject to multi-year vesting) and 65% in Special LTIP Units (with a multi-year performance measuring period) for all named executive officers.

LTIP Units are a separate series of limited partnership units of the Operating Partnership, which are convertible into CROP Units upon achieving certain vesting and performance requirements. Awards of LTIP Units are subject to the conditions and restrictions determined by our compensation committee, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives. If the conditions and/or restrictions included in an LTIP Unit award agreement are not attained, holders will forfeit the LTIP Units granted under such agreement. Unless otherwise provided, the LTIP Unit awards (whether vested or unvested) will entitle the holder to receive current distributions from the Operating Partnership, and the unvested Special LTIP Units will entitle the holder to receive 10% of the current distributions from the Operating Partnership during the applicable performance period. With respect to Special LTIP Units, at the end of the performance period, if the internal rate of return equals or exceeds the performance threshold (6%), the holder will be entitled to receive an additional grant of LTIP Units equivalent to 90% of distributions that would have been paid on the earned Special LTIP Units during the performance period and such distributions had been reinvested in CROP Units. When the LTIP Units have vested and sufficient income has been allocated to the holder of the vested LTIP Units, the LTIP Units will automatically convert to CROP Units on a one-for-one basis.

The compensation committee has deemed LTIP Unit awards to be an effective means to ensure alignment of the executives’ interests with those of the stockholders. LTIP Units are structured as “profits interests” for U.S. federal income tax purposes, and we do not expect the grant, vesting or conversion of LTIP Units to produce a tax deduction for us based on current U.S. federal income tax law. As profits interests, the LTIP Units initially will not have full parity, on a per unit basis, with the CROP Units with respect to liquidating distributions. Upon the occurrence of specified events, the LTIP Units can, over time, achieve full parity with the CROP Units and therefore, accrete to an economic value for the holder equivalent to the CROP Units. If such parity is achieved, the LTIP Units may be converted, subject to the satisfaction of applicable vesting conditions, on a one-for-one basis into CROP Units upon the occurrence of certain events, by the holder for a cash amount based on the value of a share of our common stock or for shares of our common stock, on a one-for-one basis, at our election. However, there are circumstances under which the LTIP Units will not achieve parity with the CROP Units, and until such parity is reached, the value that a holder could realize for a given number of LTIP Units will be less than the value of an equal number of shares of our common stock and may be zero. The compensation committee believes that this characteristic of the LTIP units, that they achieve real value only if our share value appreciates, links executive compensation to our performance.

In January 2024, the compensation committee approved equity awards for fiscal year 2024 in dollar values, with the number of units granted calculated by dividing the dollar value of the approved awards by the most recently determined NAV of CROP Units. In determining the size of the long-term equity incentives awarded to the named executive officers for 2024 service, the compensation committee considered, among other things, the role and responsibilities of the individual, competitive factors and individual performance history. These awards were intended to enable our executive officers to establish a meaningful equity stake in us that would vest over a period of years based on continued service.

Our compensation committee currently expects to continue to grant LTIP Units awards to our named executive officers annually on the same terms and conditions; however, the committee’s decision whether to approve any such awards in the future will depend on our performance, market trends and practices and other considerations.

Time-Based LTIP Units

The following table sets forth the number and value of the time-based LTIP Units granted to our named executive officers in January 2024 for 2024 compensation. The time-based LTIP Units were issued on January 9, 2024 based on the grant date fair value determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC Topic 718”). The time-based LTIP Units vest annually in equal installments over a four-year period with the first 25% vesting on January 1, 2025, subject to continued service. Time based LTIP Units (whether vested or unvested) receive the same distribution per unit as the CROP Units.

Executive Officer	Date of Grant	Number of Time-Based LTIP Units	Value of Time-Based LTIP Units
Daniel Shaeffer	January 9, 2024	26,597	$385,000
Adam Larson	January 9, 2024	6,165	$89,250
Chad Christensen	January 9, 2024	26,597	$385,000
Gregg Christensen	January 9, 2024	9,188	$133,000
Glenn Rand	January 9, 2024	7,737	$112,000

In January 2025, the compensation committee approved the grant of an aggregate of 123,389 LTIP Units to the named executive officers for 2025 compensation. The grants were made on January 8, 2025. These LTIP Unit awards vest annually in equal installments over a four-year period beginning on January 1, 2026, subject to continued service. The 2025 grants of LTIP Units will be reflected in the “Summary Compensation Table” and “2025 Grants of Plan-Based Awards” table in Part III of our Annual Report on Form 10-K for the year ended December 31, 2025.

Special LTIP Units

The following table sets forth the number and value of the Special LTIP Units (performance-based LTIP Units) granted to our named executive officers in January 2024. The Special LTIP Units were issued on January 9, 2024 based on the grant date fair value determined in accordance with ASC Topic 718. The actual amount of each award will be determined at the conclusion of the three-year performance period on December 31, 2026, and will depend on our internal rate of return (as defined in the award agreements).

Executive Officer	Date of Grant	Number of Special LTIP Units	Value of Special LTIP Units
Daniel Shaeffer	January 9, 2024	49,394	$715,000
Adam Larson	January 9, 2024	11,450	$165,750
Chad Christensen	January 9, 2024	49,394	$715,000
Gregg Christensen	January 9, 2024	17,063	$247,000
Glenn Rand	January 9, 2024	14,369	$208,000

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

None of the Special LTIP Units will be earned if our internal rate of return for the performance period is less than 6%, and the maximum number of Special LTIP Units will only be earned if our internal rate of return for the performance period is 10% or greater. The earned Special LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with us, or CC Advisors III or its affiliates. During the performance period, unvested Special LTIP Units will entitle the holder to receive 10% of the current distribution per unit paid to holders of the CROP Units (based on the total number of Special LTIP Units granted). At the end of the performance period, if the internal rate of return equals or exceeds the performance threshold (6%), the holder will be entitled to receive an additional grant of LTIP Units equivalent to 90% of distributions that would have been paid on the earned Special LTIP Units during the performance period and such distributions had been reinvested in CROP Unit.

In January 2025, the compensation committee approved the grant of an aggregate target of 229,151 Special LTIP Units to the named executive officers for 2025 compensation. The grants were made on January 8, 2025. The 2025 grants of Special LTIP Units will be reflected in the “Summary Compensation Table” and “2025 Grants of Plan-Based Awards” table in Part III of our Annual Report on Form 10-K for the year ended December 31, 2025.

Employee Benefits

Our full-time employees, including the named executive officers, are eligible to participate in health and welfare benefit plans, which provide medical, dental, vision, prescription, life insurance, disability insurance and related benefits.

Employment Agreements

We do not have any employment agreements with our employee executives.

Additional Compensation Components

In the future, as we further formulate and implement our compensation program, we may provide different and/or additional compensation components, benefits and/or perquisites to the named executive officers, to ensure that we provide a balanced and comprehensive compensation structure. We believe that it is important to maintain flexibility to adapt our compensation structure when needed to properly attract, motivate and retain the top executive talent for which we compete.

Executive Officer Compensation Tables

Summary Compensation Table

The following table sets forth the information required by Item 402 of Regulation S-K promulgated by the SEC. The table sets forth the base salary and other compensation that was paid to or earned by the named executive officers in 2024, 2023 and 2022. With respect to equity incentive awards, the dollar amounts indicated in the table under “Stock Awards” are the aggregate grant date fair value of awards computed in accordance with ASC Topic 718.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Total ($)
Daniel Shaeffer Chief Executive Officer	2024 2023 2022	(2) (2) (2)	1,100,000 1,141,153 1,141,153	(2) (2) (2)	1,100,000 1,141,153 1,141,153
Adam Larson Chief Financial Officer	2024 2023 2022	(2) (2) (2)	255,000 225,000 225,000	(2) (2) (2)	255,000 225,000 225,000
Chad Christensen Executive Chairman	2024 2023 2022	(2) (2) (2)	1,100,000 1,141,153 1,141,153	(2) (2) (2)	1,100,000 1,141,153 1,141,153
Gregg Christensen Chief Legal Officer and Secretary	2024 2023 2022	400,000 400,000 400,000	380,000 385,000 385,000	318,168 226,671 267,372	1,098,168 1,011,671 1,052,372
Glenn Rand Chief Operating Officer	2024 2023 2022	400,000 400,000 400,000	320,000 300,000 300,000	318,168 214,078 252,518	1,038,168 914,078 952,518
(1) For 2024, this represents the total grant date fair value of LTIP Units and Special LTIP Units granted on January 9, 2024, determined in accordance with ASC Topic 718. Refer to Note 2 and Note 14 to our consolidated financial statements included herein, for a discussion of our accounting of LTIP Units and the assumptions used.

The grant date fair values for the following named executive officers relating to 2024 LTIP Unit awards granted on January 9, 2024, are as follows: Daniel Shaeffer—$384,000; Adam Larson—$89,250; Chad Christensen—$384,000; Gregg Christensen—$133,000; Glenn Rand—$112,000. The LTIP Unit awards granted in 2024 vest over four years from the date of grant in equal installments on a quarterly basis, subject to continued service.

The grant date fair values for the named executive officers relating to 2024 Special LTIP Unit awards granted on January 9, 2024, are as follows: Daniel Shaeffer—$715,000; Adam Larson—$165,750; Chad Christensen—$715,000; Gregg Christensen—$247,000; Glenn Rand—$208,000. The maximum values of the 2024 Special LTIP Unit awards assuming that the highest level of performance is achieved are as follows: Daniel Shaeffer—$715,000; Adam Larson—$165,750; Chad Christensen—$715,000; Gregg Christensen—$247,000; Glenn Rand—$208,000.

(2) Mr. Shaeffer, Mr. Larson and Mr. C. Christensen are each an officer and employee of our advisor and its affiliates, and are compensated by these entities, in part, for their respective service to us or our subsidiaries. We do not compensate Mr. Shaeffer, Mr. Larson or Mr. C. Christensen other than through LTIP Unit awards approved by our compensation committee and no allocation of the total compensation paid and benefits provided by our advisor and its affiliates to these named executive officers is made for the time spent by such persons on behalf of our Company. As a result, we have not included any amount of the compensation paid and benefits provided to such persons other than with respect to equity awards in the foregoing summary compensation table. Refer to Item 13 below for a discussion of the fees paid to CC Advisors III and its affiliates.

2024 Grant of Plan-Based Awards

The following table sets forth information with respect to plan-based awards granted in 2024 to the named executive officers.

Name	Date of Grant	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares or Units (#) (3)	Grant Date Fair Value (4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Daniel Shaeffer
Annual cash incentive bonus		—	—	—	—	—	—	—	—
LTIP units	January 9, 2024	—	—	—	—	—	—	26,597	$385,000
Special LTIP units	January 9, 2024	—	—	—	—	49,394	—	—	$715,000
Adam Larson
Annual cash incentive bonus		—	—	—	—	—	—	—	—
LTIP units	January 9, 2024	—	—	—	—	—	—	6,166	$89,250
Special LTIP units	January 9, 2024	—	—	—	—	11,450	—	—	$165,750
Chad Christensen
Annual cash incentive bonus		—	—	—	—	—	—	—	—
LTIP units	January 9, 2024	—	—	—	—	—	—	26,597	$385,000
Special LTIP units	January 9, 2024	—	—	—	—	49,394	—	—	$715,000
Gregg Christensen
Annual cash incentive bonus		$180,000	$360,000	$540,000	—	—	—	—	—
LTIP units	January 9, 2024	—	—	—	—	—	—	9,188	$133,000
Special LTIP units	January 9, 2024	—	—	—	—	17,063	—	—	$247,000
Glenn Rand
Annual cash incentive bonus		$180,000	$360,000	$540,000	—	—	—	—	—
LTIP units	January 9, 2024	—	—	—	—	—	—	7,737	$112,000
Special LTIP units	January 9, 2024	—	—	—	—	14,369	—	—	$208,000
(1) For the year ended December 31, 2024, the Compensation Committee approved annual cash incentive bonuses for Messrs. G. Christensen and Mr. Rand of $318,168 and $318,168, respectively. For more information regarding the performance goals for these annual cash incentive bonuses, see “Compensation Discussion and Analysis—Components of Executive Compensation—Short-Term Incentive Program.” Messrs. Shaeffer, Larson and C. Christensen are each an officer and employee of our advisor and its affiliates, and are compensated by these entities, in part, for their respective service to us or our subsidiaries. We do not compensate Messrs. Shaeffer, Larson or C. Christensen other than through LTIP Unit awards approved by our compensation committee and no allocation of the total compensation paid and benefits provided by our advisor and its affiliates to these named executive officers is made for the time spent by such persons on behalf of our Company. Refer to Item 13 below for a discussion of the fees paid to CC Advisors III and its affiliates.

(2) Equity incentive plan awards were made in the form of Special LTIP Units. At the end of the three-year performance period, the Special LTIP Units are earned at a rate depending on our internal rate of return over the measuring period. A recipient of Special LTIP Units may receive as few as zero units or as many as 100% of the number of target units, plus deemed dividends on earned shares. During the performance period, unvested Special LTIP Units will entitle the holder to receive 10% of the current distribution per unit paid to holders of the CROP Units (based on the total number of Special LTIP Units granted). At the end of the performance period, if the LTIP Unit is earned, the holder will be entitled to receive an additional grant of LTIP Units equivalent to 90% of distributions that would have been paid on the earned Special LTIP Units during the performance period and such distributions had been reinvested in CROP Units. For more information regarding the performance criteria for these performance unit awards, see “Compensation Discussion and Analysis—Component of Executive Compensation – Equity Incentive Compensation—Special LTIP Units.”

(3) Stock awards were made in the form of Time-Based LTIP Units. The Time-Based LTIP Units vest annually in equal installments over a four-year period with the first 25% vesting on January 1, 2025, subject to continued service. Time-based LTIP Units (whether vested or unvested) receive the same distribution per unit as the CROP Units. For more information regarding the LTIP Unit awards, see “ Compensation Discussion and Analysis—Component of Executive Compensation – Equity Incentive Compensation—Time-Based LTIP Units.”

(4) The amounts included in this column represent the full grant date fair value of the LTIP Units determined in accordance with ASC Topic 718. Refer to Note 2 and Note 14 to our consolidated financial statements included herein, for a discussion of our accounting of LTIP Units and the assumptions used.

Outstanding Equity Awards at Fiscal Year-End 2024

The following tables set forth information with respect to outstanding equity awards held by the named executive officers as of December 31, 2024 and includes awards received by our named executive officers from CROP prior to its merger with us. No option awards were outstanding for the named executive officers as of December 31, 2024. The aggregate dollar values indicated in the table below for equity incentive plan awards are the market or payout values and not the grant date fair values determined in accordance with ASC Topic 718 or the compensation expense recognized in our consolidated financial statements. In addition, the number of unearned Special LTIP Units in the equity incentive plan awards are the actual amounts earned under the 2022 awards and the target amounts that may be earned under the 2023 and 2024 Special LTIP Unit awards.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2)(4)
Daniel Shaeffer	110,168	$1,340,619	130,301	$1,052,502
Adam Larson	16,070	$195,554	27,403	$228,347
Chad Christensen	110,168	$1,340,619	130,301	$1,052,502
Gregg Christensen	39,971	$486,406	44,358	$359,945
Glenn Rand	16,867	$205,252	35,639	$293,534
(1) The following table summarizes the time-based LTIP Unit awards for which a portion of the awards remain unvested as of December 31, 2024. The table also provides information about the applicable vesting period.

		Number of Time-Based LTIP Units
Grant Date	Grant Date Fair Value	Shaeffer	Larson	C. Christensen	G. Christensen	Rand	Vesting Period
January 2, 2021	$10.6253	35,801	__	35,801	15,229	8,362	Over four years with 25.0% vesting per year beginning on January 1, 2022.
February 28, 2021	$10.0000	__	5,000	__	__	__	Over four years with 25.0% vesting per year beginning on January 1, 2022.
May 7, 2021	$10.8315	191,381	13,500	191,381	71,768	__	Over four years with 25.0% vesting per year beginning on May 7, 2022.
January 7, 2022	$16.9316	23,589	4,651	23,589	7,959	6,201	Over four years with 25.0% vesting per year beginning on January 1, 2023.
January 6, 2023	$19.9945	19,975	3,939	19,975	6,739	5,251	Over four years with 25.0% vesting per year beginning on January 1, 2024.
January 9, 2024	$14.4754	26,597	6,165	26,597	9,188	7,737	Over four years with 25.0% vesting per year beginning on January 1, 2025.
		297,343	33,255	297,343	110,883	27,551

(2) Market values are based on the NAV of CROP Units as of November 30, 2024 of $12.1688, which was our most recently determined NAV as of December 31, 2024.

(3) The following table summarizes the Special LTIP Unit awards (at target amounts) for which a portion of the awards remain unearned and unvested as of December 31, 2024, assuming the Special LTIP Unit awards are earned at the conclusion of the applicable measurement period. The table also provides information about the applicable vesting periods.

		Number of Performance-Based LTIP Units
Grant Date	Grant Date Fair Value	Shaeffer	Larson	C. Christensen	G. Christensen	Rand	Vesting Period
January 7, 2022	$16.9316	43,809	8,638	43,809	14,780	11,517	All earned Special LTIP Units vest on the first anniversary of the last day of the three-year performance period which ends December 31, 2024, subject to continued employment.
January 6, 2023	$19.9945	37,098	7,315	37,098	12,515	9,753	All earned Special LTIP Units vest on the first anniversary of the last day of the three-year performance period which ends December 31, 2025, subject to continued employment.
January 9, 2024	$14.4754	49,394	11,450	49,394	17,063	14,369	All earned Special LTIP Units vest on the first anniversary of the last day of the three-year performance period which ends December 31, 2026, subject to continued employment.
		130,301	27,403	130,301	44,358	35,639
(4) For the 2022 performance awards, no LTIP Units were earned for the three-year performance period ended December 31, 2024. The compensation committee determined the number of LTIP Units earned under the 2022 performance awards on January 8, 2025. For the 2023 and 2024 performance awards, the number and value set forth in the table assumes the named executive officers earn the target amount of LTIP Units.

2024 Option Exercises and Stock Vested

The following table sets forth the aggregate number of LTIP Units that vested in 2024. The value realized on vesting is the product of (i) the most recent net asset value of a CROP Unit on the vesting date, multiplied by (ii) the number of LTIP Units. No options were exercised during 2024.

Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)
Daniel Shaeffer	153,119	$1,934,059
Adam Larson	34,929	$460,922
Chad Christensen	153,119	$1,934,059
Gregg Christensen	61,764	$778,238
Glenn Rand	45,881	$618,112
(1) This amount includes Time-Based LTIP Units and Performance-Based LTIP Units. Time-based LTIP Units vest over four years with 25% vesting per year beginning on January 1 of the year following the grant date.

On January 9, 2024, the compensation committee determined the number of LTIP Units earned pursuant to performance unit awards made in January 2021 as follows: Mr. Shaeffer, 71,599 LTIP Units; Mr. Larson, 15,000 LTIP Units, Mr. C. Christensen, 71,599 LTIP Units, Mr. G. Christensen 30,461, LTIP Units; and Mr. Rand, 16,724 LTIP Units. The earned LTIP Units fully vest on the first anniversary of the last day of the performance period, subject to continued employment with the Issuer's advisor or its affiliates and fully vested on December 31, 2024. In addition, each officer received an additional grant of LTIP Units equivalent to 90% of distributions that would have been paid on the earned LTIP Units during the performance period which units are reflected in the table above.

Over time, the LTIP Units can achieve full parity with CROP Units for all purposes. If such parity is reached, non-forfeitable LTIP Units automatically convert into CROP Units.

(2) Time-Based LTIP Units vested on January 1, 2024 and May 7, 2024. The value was determined based on the NAV of a CROP Unit as of November 30, 2023 of $14.4754 and $12.6916 as of March 31, 2024, which was our most recently determined NAV as of January 1, 2024 and May 7, 2024, respectively. Because of the nature of LTIP Units, the actual value upon vesting, if any, may have been less, and the actual amount realized won’t be determinable until the units are redeemable.

Termination and Change in Control Arrangements

We are not a party to any employment agreements with our executive officers. As a result, all payments we would need to make to any named executive officer upon termination of employment (with our advisor or with us, as applicable) or following a change of control of the Company are pursuant to award agreements entered with our named executive officers with respect to annual grants of LTIP Units.

Accelerated Vesting of Time-Based LTIP Units. Pursuant to award agreements with our named executive officers, upon a “change in control” (as defined in the award agreements) or in the event of a termination of the executive officer’s employment by the executive officer for “good reason” (as defined in the award agreements), by the employer without “cause” (as defined in the award agreements), or by reason of death or disability, all outstanding time-based LTIP Units will become fully vested.

Accelerated Vesting of Special LTIP Units. Pursuant to the terms of award agreements with our named executive officers, upon a “change in control” (as defined in the award agreements) or in the event of a termination of the executive officer’s employment by the executive officer for “good reason” (as defined in the award agreements), by the Company without “cause” (as defined in the award agreements), or by reason of death or disability (each a “Qualified Termination”), after the grant date, but prior to the end of the performance period, the target number (100%) of award LTIP Units will be deemed earned. Upon a Qualified Termination after the end of the performance period, but prior to the vesting of the earned Special LTIP Units, all unvested earned Special LTIP Units will become fully vested.

Pursuant to the award agreements, the following definitions apply:

“Cause” means, with respect to a named executive officer, (i) conduct by the named executive officer which would reasonably be expected to result in material injury or reputation harm to the employer; (ii) conduct by the named executive officer constituting gross negligence or willful misconduct in the performance of his or her duties; (iii) the material violation by the named executive officer of any written policy and ethics, as in effect on the grant date of the award and as subsequently changed from time to time; or (iv) the commission by the named executive officer of any felony or a misdemeanor involving moral turpitude, deceit, dishonesty or fraud.

“Change in Control” means: (i) the acquisition in one or more transactions by any person, of the beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of 50% or more of

(A) the then outstanding shares of common stock of the Company, or (B) the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors; (ii) the closing of a sale or other conveyance of all or substantially all of the assets of the Company or the Partnership other than a sale or other conveyance by the Company to an entity at least 50% of the combined voting power of the voting securities of which are owned by the stockholders of the Company in substantially the same proportion as their ownership of the common stock of the Company immediately prior to such sale or other conveyance; (iii) the effective time of any merger, share exchange, consolidation, or other business combination involving the Company or a direct or indirect subsidiary of the Company that results in the voting securities of the Company outstanding immediately prior to such transaction representing (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) less than 50% of the combined voting power of the securities of the surviving entity or its parent outstanding immediately after such transaction; or (iv) a capital transaction.

“Good Reason” means, with respect to a named executive officer, that the named executive officer has complied with the “Good Reason Process” (as defined in the award agreement) following the occurrence of any of the following events: (i) a material diminution in the named executive officer’s responsibilities, authority or duties; (ii) a material diminution in the named executive officer’s base salary and cash bonus opportunity; (iii) a change in the geographic location at which the named executive officer’s provides services to the Company by at least 50 miles; or (iv) a material breach by the Company of the LTIP Unit award agreement.

2024 Termination Payment Table

The following table sets forth the value of the LTIP Unit awards held by the Company’s named executive officers as of December 31, 2024 whose vesting would accelerate in the circumstances described above. Values are based on the NAV of our common stock as of November 30, 2024 of $12.1688, which was our most recently determined NAV as of December 31, 2024.

Name	Change in Control, Termination by Executive Officer for Good Reason, by Employer without Cause, or by Reason of Death or Disability
Daniel Shaeffer	$2,393,120
Adam Larson	$423,901
Chad Christensen	$2,393,120
Gregg Christensen	$846,351
Glenn Rand	$498,787

2024 Director Compensation Table

We pay a cash retainer of $60,000 to each independent director for their service as a director, as well as an equity grant of time-based LTIP Units in the Operating Partnership with a value of approximately $95,000 at the time of grant. The equity has a one-year vesting schedule. The independent board members serving as chairperson of each of the audit, compensation and conflicts committees will receive an additional annual cash retainer of $20,000, $15,000 and $15,000, respectively. All members of our board of directors are reimbursed for their travel expenses incurred in connection with their attendance at board and committee meetings.

The table below provides information regarding compensation paid to or earned by our directors during the year ended December 31, 2024 as required by Item 402(k) of Regulation S-K.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Total
Daniel Shaeffer (3)	$—	$—	$—
Chad Christensen (3)	$—	$—	$—
Jonathan Gardner	$75,000	$95,000	$170,000
John Lunt	$80,000	$95,000	$175,000
Philip White	$75,000	$95,000	$170,000

(1) As of December 31, 2024, each of Messrs. Gardner, Lunt and White held 6,563 unvested LTIP units.
(2) Represents 6,563 LTIP Units granted to each of Messrs. Gardner, Lunt, and White on January 9, 2024, for compensation for the year ended December 31, 2024. The dollar value is computed in accordance with ASC Topic 718. Refer to Note 2 and Note 14 to our consolidated financial statements included herein, for a discussion of our accounting of LTIP units and the assumptions used. The grant date fair value of each award granted on January 9, 2024 was $14.4754.

(3) Directors who are not independent of us do not receive compensation for their services as a director. Each of Mr. Shaeffer and Mr. C. Christensen received grants of equity compensation in connection with their positions as executive officers of the Company which is reflected in the discussion of executive compensation above.

Pay Ratio Disclosure

As required by Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the median employee’s total annual compensation to the total annual compensation of our chief executive officer (as paid by us) for the year ended December 31, 2024:

•The total compensation of the employee who represents the Company's median compensated employee (other than CEO) was approximately $54,824;
•Annual total compensation of our chief executive officer (as reported in the “Summary Compensation Table” presented above): $1,100,000;
•Ratio of median employee to chief executive officer total annual compensation: 4.98%

We do not directly compensate our chief executive officer other than through LTIP Unit awards. As a result, annual total compensation as reported in the “Summary Compensation Table” only reflects equity awards granted by us to our chief executive officer and does not include additional items of compensation such as salary and bonus which is paid by our advisor, the employer of our chief executive officer.

In determining the median employee, we prepared a list of all employees as of December 31, 2024 and reviewed the amount of salary, wages and equity awards of all such employees reported to the Internal Revenue Service on Form W-2 for 2024. We also reviewed pre-tax wages that were contributed by employees to a 401k program, a Health Savings Account program, a flexible spending account program and medical insurance policy premiums. More specifically, for each employee, we aggregated the amounts indicated on the face of his or her Form W-2 and pre-tax wages allocated to 401k, Health Savings Accounts, flexible spending accounts and medical insurance policy premiums. We had 266 employees as of December 31, 2024. Salaries, wages and bonuses were annualized for those employees that were not employed for the full year of 2024. In addition, bonuses for employees who were not employed for the full year of 2024 were annualized. We identified the median employee using this compensation measure, which was consistently applied to all employees included in the calculation. Because all employees are located in the United States, we did not make any cost-of-living adjustments in identifying the median employee.

Once the median employee was identified, we combined all of the elements of such employee’s compensation for 2024 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K promulgated by the SEC, resulting in median employee total annual compensation of approximately $54,824. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.

Policies and Practices Related to the Timing of Grants of Certain Equity Awards

It is the compensation committee’s practice to approve ordinary course annual equity grants at its regularly-scheduled meeting held in December of each year. At this meeting, the compensation committee will approve each named executive officer’s annual equity award. At this time, we do not currently anticipate granting stock options to any of our named executive officers. The Company does not schedule its equity grants in anticipation of the release of material, non-public information, nor does the Company time the release of material, non-public based on equity grant dates.

Compensation Committee Interlocks and Insider Participation

During 2024, the compensation committee was composed of Messrs. Gardner, Lunt and White, none of whom were officers or employees of the Company during the fiscal year ended December 31, 2024, and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K under the Exchange Act.

Compensation Risk Assessment

The compensation committee has overall responsibility for overseeing the risks relating to our compensation policies and practices. The compensation committee uses its independent compensation consultant, FPC, to independently consider and analyze the extent, if any, to which our compensation policies and practices might create risks for the Company, as well as policies and practices that could mitigate any such risks. After conducting this review in 2024, the compensation committee has determined that none of our compensation policies and practices create any risks that are reasonably likely to have a material adverse effect on our Company.

Compensation Committee Report

The following is a report by the compensation committee regarding its review of the foregoing Compensation Discussion and Analysis section:

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussion, the compensation committee recommended to the board of directors, and the board has approved, that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2024 for filing with the SEC.

March 18, 2025
The Compensation Committee of the Board of Directors:
Philip White (Chairman), John Lunt and Jonathan Gardner

The foregoing Compensation Committee Report shall not be deemed under the Securities Act or the Exchange Act to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

On March 22, 2022, our board of directors adopted the 2022 Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides for the granting of stock-based awards of our Class I shares of common stock, including restricted stock (consisting of restricted stock bonuses or restricted stock purchase rights), restricted stock unit awards and other stock-based awards to our employees, our directors, employees of our advisor or its affiliates, other advisors and consultants of ours and of our advisor selected by the plan administrator for participation in the Equity Incentive Plan. We have made and intend to continue to make awards outside of the Equity Incentive Plan when individuals are ineligible to participate in the Equity Incentive Plan. Awards issued outside of the Equity Incentive Plan will be on similar terms and conditions as those granted pursuant to the Equity Incentive Plan. Although the Equity Incentive Plan permits us to grant awards to our executive officers and directors, we do not intend to issue awards to our executive officers or directors pursuant to the Equity Incentive Plan. Instead, our executive officers, directors and certain key employees receive equity grants of LTIP Units in the Operating Partnership. Information regarding LTIP Units is included above under “Item 11. Executive Compensation – Compensation of Executive Officers – Equity Incentive Compensation.”

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

As of December 31, 2024, we have granted LTIP Units to our officers, directors and certain employees and restricted stock units to our non-executive employees and employees of our advisor. The following table summarizes information, as of December 31, 2024, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (3)	1,522,172	—	268,239
Total	1,522,172	—	268,239

(1) Consists entirely of LTIP Units in CROP (614,403 of which are vested). Upon satisfaction of certain conditions, LTIP Units are convertible into CROP Units, which may then be redeemed for cash, or at our option, an equal number of shares of Class I common stock, subject to certain restrictions. There is no exercise price associated with LTIP Units. Excluded from the table above are 1,654,014 LTIP Units (1,625,155 of which are vested) awarded by CRII as equity compensation prior to the CRII Merger. LTIP Units subject to performance vesting conditions assume the maximum level of performance.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 25, 2025, the amount of our common stock, CROP Units and LTIP Units beneficially owned by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors and named executive officers and (iv) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC includes securities that a person has the right to acquire within 60 days.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of all Shares (3)	Percent of all Shares and Common Units (4)
Daniel Shaeffer	4,586,404 (5)	14.55%	7.13%
Chad Christensen	4,586,404 (5)	14.55%	7.13%
Gregg Christensen	3,984,498 (5)	12.64%	6.19%
Adam Larson	88,404 (5)	*	*
Glenn Rand	135,664 (5)	*	*
Jonathan Gardner	32,654 (6)	*	*
John Lunt	27,304 (6)	*	*
Philip White	43,254 (7)	*	*
All directors and executive officers as a group (13 persons)	6,983,580	22.16%	10.86%
* Indicates less than 1% of the outstanding common stock.
(1) The address of each named beneficial owner is 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106.
(2) Ownership consists of shares of our common stock, CROP Units and LTIP Units. Subject to certain restrictions, CROP Units may be exchanged for cash, or at our option, an equal number of shares of our common stock on the specified exchange date which is the first business day of the month that is at least 60 business days after the receipt by CROP of an exchange notice (the “Specified Exchange Date”). Upon achieving parity with the CROP Units and becoming “exchangeable” in accordance with the terms of CROP’s partnership agreement, LTIP Units may be exchanged for cash, or at our option, an equal number of shares of our common stock, subject to certain restrictions, on the Specified Exchange Date.

(3) Based on 31,516,564 shares of our common stock outstanding as of March 25, 2025. In computing the percentage ownership of a person or group, we have assumed that the CROP Units and LTIP Units held by that person or persons in the group have been redeemed for shares of our common stock and that those shares are outstanding, but that no CROP Units or LTIP Units held by other persons are redeemed for shares of our common stock, notwithstanding that not all of the LTIP Units have vested to date.

(4) Based on 64,330,889 shares of common stock and CROP Units outstanding as of March 25, 2025 on a fully-diluted basis, comprised of 31,516,564 shares of common stock and 32,814,325 shares of common stock issuable upon exchange or conversion of outstanding CROP Units and LTIP Units, respectively.

(5) Includes 807,984, 807,984, 376,124, 38,869 and 84,982 CROP Units held by each of Messrs. Shaeffer, C. Christensen, G. Christensen, Larson and Rand, respectively, and 276,915, 276,915, 106,869, 49,535 and 50,682 LTIP Units held by each of Messrs. Shaeffer, C. Christensen, G. Christensen, Larson and Rand, respectively. Not all of the LTIP Units have vested. Includes 3,481,505 CROP Units held by HT Holdings, an entity owned and controlled by Messrs. Shaeffer, C. Christensen, G. Christensen and Mr. Eric Marlin. Also includes 20,000 shares of common stock held by CCA, which is beneficially owned by Messrs. Shaeffer, C. Christensen, G. Christensen and Marlin (through entities they own and control or directly). In addition, Messrs. Shaeffer, C. Christensen and G. Christensen comprise the board of managers of CCA and, as such, may be deemed to have had beneficial ownership of the shares held by CCA.

(6) Includes 11,660 and 8,683 common units held by each of Messrs. Gardner and Lunt, respectively and 20,994 and 18,621 LTIP units held by Messrs. Gardner and Lunt, respectively. Not all of the LTIP units have vested.

(7) Includes 10,600 shares of our common stock, 11,660 common units and 20,994 LTIP units held by Mr. White. Not all of the LTIP units have vested.

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

Report of the Conflicts Committee

As members of the conflicts committee of our board of directors, we have reviewed the corporate policies being followed by the Company and believe they are in the best interests of its stockholders. The basis for this conclusion is outlined below.

We have developed a system of policies and procedures designed to enable the objectives of the Company to be achieved. These policies, as described in our current prospectus, cover, among other things, investments in real estate and real estate-related assets, leverage, dispositions, administration of the Company, determination of our net asset value, conflict resolution and raising capital. We believe the Company’s policies have been carefully and thoughtfully drafted to minimize risk while maximizing our ability to achieve our primary investment objectives.

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

As of December 31, 2024, our portfolio consists of ownership interests or structured investment interests in 34 multifamily apartment communities in 11 states with 9,583 units, including 1,080 units in four multifamily apartment communities in which we have a structured investment interest and another 452 units in two multifamily apartment communities under construction or in lease-up. In addition, we have an ownership interest in four land sites planned for development. We believe our portfolio as of December 31, 2024 is consistent with the objectives outlined in our current prospectus and this Annual Report.

We have reviewed the related party transactions as described below and in our opinion, the transactions are fair and reasonable to the Company and its stockholders. This report is limited to the policies being followed by the Company and the fairness of transactions with the advisor and its affiliates.

3/18/2025	The Conflicts Committee of the Board of Directors:
Jonathan Gardner (Chairman), John Lunt and Philip White

Our Policy Regarding Transactions with Related Persons

Our charter requires the conflicts committee to review and approve all transactions between us and our advisor, and any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of our board of directors (including a majority of the conflicts committee) not otherwise interested in the transaction must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Conduct and Ethics lists examples of types of transactions with related parties that would create prohibited conflicts of interest and requires our officers and directors to be conscientious of actual and potential conflicts of interest with respect to our interests and to seek to avoid such conflicts or handle such conflicts in an ethical manner at all times consistent with applicable law. Our executive officers and directors are required to report potential and actual conflicts to the Compliance Officer, currently our Chief Legal Officer, or directly to the audit committee chair, as appropriate.

Transactions with Related Persons

Our conflicts committee has reviewed the transactions between our affiliates and us since the beginning of 2024 as well as any such currently proposed transactions and determined them to be fair and reasonable to the Company. The following describes all transactions during the year ended December 31, 2024 and currently proposed transactions involving us, our directors and officers, our sponsor or advisor or any of their affiliates.

As further described below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. In May 2021, CCA became our sponsor when CRII undertook a series of transactions that resulted in CRII and CROP divesting their complete interest in CCA to an entity beneficially and majority owned and controlled by Messrs. Shaeffer, C. Christensen and G. Christensen, each of whom is an officer of the Company with Messrs. Shaeffer and C Christensen also serving as affiliated directors on our board of directors. As of December 31, 2024, Messrs. Shaeffer, C. Christensen and G. Christensen beneficially owned approximately 73.5% of CCA. CCA wholly owns CC Advisors III. All of our executive officers are also executive officers of CCA and CC Advisors III. In addition, all of our executive officers own an interest in CCA.

Advisory Agreement

Our advisor manages our business subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Under the terms of the advisory agreement in effect from January 1, 2024, we paid the fees and expense reimbursements described below to our advisor through December 31, 2024.

Organization and Offering Expenses. We reimburse our advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. After termination of our primary offering, our advisor will reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of the gross proceeds from any public offering. From January 1, 2024 through December 31, 2024, there were no organizational and offering costs incurred by our advisor on our behalf.

Contingent Acquisition Fee and Contingent Financing Fee. If the advisory agreement is terminated other than for cause (or non-renewal or termination by our advisor), the contingent acquisition fees and contingent financing fees provided for in our prior advisory agreement will be due and payable in an amount equal to $15.4 million ($22.0 million if the termination occurred in year one of the May 2021 agreement, reduced by 10% each year thereafter).

Acquisition Expense Reimbursement. Subject to limitations in our charter, our advisor will be reimbursed for all out-of-pocket expenses incurred in connection with the selection and acquisition of real estate assets, whether or not the acquisition is consummated. There were no acquisition expenses reimbursed to our advisor during the year ended December 31, 2024, as we have incurred and paid such expenses directly.

Management Fee. Our advisor receives a monthly management fee equal to 0.0625% of the gross asset value or GAV of CROP (subject to a cap as described herein), before giving effect to any accruals (related to the month for which the management fee is being calculated) for the management fee, distribution fees in connection with a securities offering, the Performance Allocation (as defined in the CROP Partnership Agreement and discussed below under “Operating Partnership Agreement”) or any distributions. The GAV and NAV of CROP are determined in accordance with the valuation guidelines adopted by our board of directors and reflective of the ownership interest held by CROP in such gross assets. If we own assets other than through CROP, we will pay a corresponding fee to our advisor. The cap on the management fee is equal to 0.125% of adjusted net asset value of CROP. Adjusted net asset value of CROP is defined to include the value attributable to preferred stock that is convertible into common equity in the calculation of net asset value of CROP. For the year ended December 31, 2024, we incurred management fees of $12.5 million.

Other Fees and Reimbursable Expenses. Subject to the limitations on total operating expenses described below, our advisor is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that our advisor is responsible for the expenses related to any and all of our advisor’s personnel who provide investment advisory services pursuant to the advisory agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of our advisor or any of its affiliates), including, without limitation, salaries, bonuses and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel; provided that we will be responsible for the personnel costs of our employees even if they are also directors or officers of our advisor or any of its affiliates except as provided for in the Reimbursement and Cost Sharing Agreement described below. We had no reimbursable company operating expenses to our advisor or its affiliates under the advisory agreement for the year ended December 31, 2024.

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

For all periods in 2024, our total operating expenses did not exceed the operating expense limit. For the fiscal year ended December 31, 2024, our total operating expenses were 1.09% and (38.8)% of each of our average invested assets and our net income, respectively.

Operating Partnership Agreement

Performance Allocation. In addition to the compensation payable and expenses reimbursed to our advisor pursuant to the advisory agreement, an affiliate of our advisor, as the “Special Limited Partner” is entitled to receive a 12.5% promotional interest (the “Performance Allocation”), subject to a 5% hurdle and certain limitations, under the terms of the amended and restated limited partnership agreement of CROP dated May 7, 2021, as further amended and restated, as described below. No Performance Allocation was earned for the year ended December 31, 2024.

So long as the advisory agreement has not been terminated (including by means of non-renewal), the Special Limited Partner will be entitled to a Performance Allocation, promptly following the end of each year (which will accrue on a monthly basis) in an amount equal to:

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

Dealer Manager and Managing Broker Dealer Agreements

We have engaged an unaffiliated third-party dealer manager (the “Dealer Manager”) to act as the dealer manager for our follow-on public offering of our common stock and the managing broker-dealer for our private offerings of preferred stock. In this capacity we pay (or paid) the Dealer Manager certain underwriting compensation from the proceeds of the offerings as described below, all or a portion of which the Dealer Manager reallows (or reallowed) to wholesalers internal to our advisor and its affiliates.

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

For the year ended December 31, 2024, we paid $0.9 million for the follow-on public offering in selling commissions, dealer manager fees and wholesaling fees, a portion of which was reallowed to wholesalers internal to our advisor and its affiliates.

In connection with our private offerings we paid underwriting compensation, all or a portion of which may be reallowed to wholesalers of our advisor and its affiliates as discussed herein. For the offerings of the Series 2023 preferred stock, Series 2025 preferred stock, and Series A Convertible preferred stock, we paid or will pay, the third party a placement fee in an amount up to 3.0%, 3.25% and 3.0%, respectively, of the gross proceeds from the sale of preferred shares in the offerings. For our private offering of the Series 2023-A preferred stock we pay a wholesaler fee in an amount up to 2.0% of the gross proceeds from the sale of the preferred shares. For the year ended December 31, 2024, these fees, all or a portion of which were reallowed to wholesalers internal to our advisor and its affiliates totaled $2.3 million.

We expect to pay this third-party additional underwriting compensation in the future in connection with future private offerings, which compensation may be reallowed to wholesalers internal to our advisor and its affiliates.

Equity Compensation to Advisor Employees

In January 2024 and 2025, our compensation committee approved grants of LTIP Units to our executive officers and certain of our employees as equity compensation. The January 2024 awards included $1,117,375 time-based awards and $2,075,125 targeted performance-based awards granted to employees of our advisor or its affiliates. The January 2025 awards included $1,116,500 time-based awards and $2,073,500 targeted performance-based awards granted to employees of our advisor or its affiliates.

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

In January 2024 and 2025, our compensation committee approved grants of restricted stock units with a four-year vesting schedule to our employees and employees of our advisor or its affiliates for services provided to us. Included in the amount of awards granted were $221,500 and $197,500 in restricted stock units in 2024 and 2025, respectively for employees of our advisor and its affiliates.

Trademark License Agreement

We entered into a Trademark License Agreement with CROP and our advisor as of May 7, 2021. Pursuant to the Trademark License Agreement, we granted to our advisor a non-exclusive license under our rights in certain trademarks related to the Cottonwood name to use and display the trademarks solely for the purpose of our advisor performing services identified in the agreement. The Trademark License Agreement provides for the payment of compensation by our advisor to us for the use of the trademarks. The Trademark License Agreement is co-terminus with the advisory agreement. No amounts were paid or payable under this agreement as of December 31, 2024.

Reimbursement and Cost Sharing Agreement

On May 7, 2021, Cottonwood Capital Management, Inc. (“Cottonwood Capital Management”), a wholly owned subsidiary of CROP, entered into a Reimbursement and Cost Sharing Agreement with CCA, which owns our advisor, whereby Cottonwood Capital Management will make available to CCA on an as-needed basis certain employees of Cottonwood Capital Management to the extent the employees are not otherwise occupied in providing services for us or our subsidiaries. The employees will remain employees of Cottonwood Capital Management, and Cottonwood Capital Management will be responsible for all wages, salaries and other employee benefits provided to such employees. In performing work for CCA, the employees may use office space and office supplies and equipment of Cottonwood Capital Management. CCA will reimburse Cottonwood Capital Management for CCA’s allocable share of all direct and indirect costs related to the employees, including wages, salaries and other employee benefits and allocable overhead expenses. CCA will reimburse Cottonwood Capital Management for CCA’s allocable costs on a quarterly basis. The Reimbursement and Cost Sharing Agreement will terminate on the earlier of (i) the one-year anniversary of the effective date of the agreement and (ii) the termination of the advisory agreement. Thereafter, the Reimbursement and Cost Sharing Agreement may be renewed for an unlimited number of successive one-year terms upon mutual consent of the parties. The Reimbursement and Cost Sharing Agreement has been renewed through May 7, 2025. Cottonwood Capital Management may, at any time and upon 60 days’ prior written notice to CCA, cease to make its employees available to CCA. As of December 31, 2024, we had received $207,931 of reimbursable costs under this agreement.

CROP Tax Protection Agreement

CROP and HT Holdings, an entity owned and controlled by Messrs. Shaeffer, C. Christensen, G. Christensen and Marlin, are parties to the CROP Tax Protection Agreement, which became effective as of May 7, 2021. Pursuant to the CROP Tax Protection Agreement, CROP agrees to indemnify the Protected Partners against certain tax consequences of a taxable transfer of all or any portion of the Protected Properties or any interest therein, subject to certain conditions and limitations. CROP’s tax obligations under the CROP Tax Protection Agreement will expire one day after the 10th anniversary of the effective date of the CROP Tax Protection Agreement, subject to certain limitations. We estimate the maximum potential liability associated with the CROP Tax Protection Agreement to be approximately $15.6 million. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate.

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

No material amounts were paid or payable under this agreement as of December 31, 2024.

Amended and Restated Promissory Note of CCA and CROP

CCA issued a $13.0 million promissory note payable to CROP dated January 1, 2021 (the “CCA Note”). The CCA Note has a 10-year term with an interest rate of 7%. The CCA Note required monthly payments of interest only through June 30, 2021 and thereafter, monthly payments of principal and interest in the amount of $150,941. CCA may prepay the principal balance under the CCA Note, in whole or in part, with all interest then accrued, at any time, without premium or penalty.

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

Allonge to CCA

At the time of the CCA Note distribution described above, CROP and CCA entered into an agreement (the “Allonge”) with the CROP unit holders and the CRII stockholders of record who received an in-kind distribution of the CCA Note in connection with the CCA Note distribution. The Allonge provides for an offset arrangement whereby we have the right to offset payments due to our advisor under the advisory agreement by assigning all or a portion of the CCA Note to our advisor as payment for amounts due as modified to account for the fact that the CCA Note is held by the CROP unit holders and the CRII stockholders of record immediately prior to the mergers with CROP and CRII.

Richmond Guaranty

We assumed a 50% payment guarantee provided by CRII and CROP in connection with the mergers with CRII and CROP, for certain obligations of Villas at Millcreek, LLC (“Richmond Borrower”) with respect to a construction loan in the amount of $53.6 million obtained in connection with the development of Richmond at Millcreek, a development project sponsored by High Traverse Development, LLC. Certain of our officers and directors own an aggregate 13.91% of Richmond Borrower, as of December 31, 2024. A wholly owned subsidiary of CROP receives fees from High Traverse Development, LLC related to the development of Richmond at Millcreek. Richmond Borrower increased the loan amount outstanding to $60.1 million in the second quarter of 2023. On January 28, 2025, the development of Richmond at Millcreek was completed.

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

Reimbursement and Cost Sharing Agreement. We, through Cottonwood Capital Management, our taxable REIT subsidiary and a wholly owned subsidiary of CROP, have entered into a Reimbursement and Cost Sharing Agreement effective as of January 1, 2023, pursuant to which we will make certain employees available to APT to the extent they are not otherwise occupied in providing services to us and in exchange APT will reimburse us its allocable share of all direct and indirect costs related to the employees utilized by APT. Under the terms of the agreement, for any annual period, the amount of reimbursement pursuant to the agreement will not exceed $120,000. In addition, the agreement has a one-year term, but may be renewed for an unlimited number of successive one-year terms. For the year ended December 31, 2024, approximately $14,000 was reimbursed under the agreement.

Coworking Space Design Agreement. On August 9, 2022, our conflicts committee approved a form of Coworking Space Design Agreement to be entered by and between the property-owning limited liability company (“Landlord”), which will be a subsidiary of CROP, and APT. The form of agreement provides the terms on which APT may design and upgrade the amenities for the common areas at certain of our multifamily properties. The Coworking Space Design Agreement provides that in exchange for advising on coworking improvements at Landlord’s property, Landlord will pay APT a one-time design and project management fee of $60,000, which may be increased up to $75,000 depending on the scope of the project. For the year ended December 31, 2024, we paid or incurred fees to APT totaling $451,964 pursuant to the Coworking Space Design Agreement.

Services Agreement. On November 7, 2022, our conflicts committee approved a form of Services Agreement to be entered by and between Cottonwood Capital Management and APT. The form of agreement initially provided that APT will provide the ongoing administration of coworking services at the property subject to the agreement in exchange for $10.00 per apartment unit per month (the “Services Fee”). In addition, there is a revenue sharing component of the agreement which provides that APT will pay Cottonwood Capital Management 50% of coworking revenue it receives at the properties. For the year ended December 31, 2024, we had paid or incurred Services Fees to APT totaling $338,512 and received $10,154 from APT in shared coworking revenue. Each of the properties for which we enter a Services Agreement are or will be subject to a Coworking Space Design Agreement with APT pursuant to which APT will design and upgrade the amenities for the common areas at the properties.

APT is transitioning its services from a coworking agreement to a license agreement based on occupied units instead of total units. Effective September 1, 2024 we amended the Services Agreements in effect to reduce the Services Fee to $5.00 per apartment unit per month for any unit not covered by the license agreement. In addition, the amendment provides that the services agreement will terminate upon the earlier of (i) the unit-by-unit transition resulting in no additional units receiving payment under the coworking agreement; and (ii) September 30, 2025. Under the license agreement, new leases and renewal of existing leases with our residents will have the Service Fee charged directly to them and remitted to APT.

Block C

Block C is a development joint venture with CROP formed for the purpose of developing multifamily development projects near Salt Lake City, Utah. Block C currently includes the development projects referred to as The Westerly, Millcreek North and The Archer. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs act of 2017. On January 31, 2025, we entered into a contract to sell The Archer to an unrelated party for $3.0 million. This transaction is expected to close in the third quarter of 2025.

Affiliated Members. The members of the Block C joint venture include entities affiliated with us and our advisor, Brickyard QOF, LLC (“Brickyard QOF”) and HV Millcreek, LLC (“Millcreek,” and together with Brickyard QOF, the “Affiliated Members”). The Affiliated Members are owned directly or indirectly by Daniel Shaeffer, Chad Christensen, Gregg Christensen, Enzio Cassinis, Eric Marlin, Susan Hallenberg, Stan Hanks, Glenn Rand and Adam Larson, each of whom are our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. As December 31, 2024, the Affiliated Members have made aggregate contributions of $10.9 million towards the joint venture and owned a 17.6% interest in Block C with Messrs. Shaeffer, C. Christensen, G. Christensen, Cassinis, Marlin, Hanks, Rand, Larson and Ms. Hallenberg having an indirect ownership interest of 3.86%, 8.45%, 3.00%, 0.40%, 0.28%, 0.25%, 0.09%, 0.20% and 0.57%, respectively. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us and investment in the projects by the Affiliated Members was established at an amount no greater than the recent appraised value of the project, as determined by an independent third-party appraiser and approved by the conflicts committee.

Operating Agreements. The operating agreement of Block C (the “Block C Agreement”) provides that Block C QOF, a joint venture between CROP and Cottonwood Capital Management and managed by CROP (“Block C QOF”), CROP, and Brickyard QOF will act as co-managers with CROP managing the day-to-day operations of Block C. The Block C Agreement includes the following terms. The unanimous consent of the managers is required for company actions, and certain major decisions, including decisions impacting mergers and whether Block C maintains its Qualified Opportunity Fund status, which also require a majority approval of the members. In addition, after December 31, 2032, a manager may unilaterally require the company to take its development project(s) to market for sale, while the other managers of the company will have the first right of refusal to purchase the development project(s) if triggered before December 31, 2037 or the first right of offer to purchase the development project(s) if triggered on or after December 31, 2037. CROP or its affiliate are entitled to receive a development fee in an amount equal to 3% of the total development hard and soft costs for the development project(s) and CROP Property Management, LLC or its affiliate is entitled to receive a property management fee in an amount equal to 2.5% of the gross revenues of the development project(s).

Block C Note. On November 12, 2024, our conflicts committee approved a promissory note in favor of Block C. Pursuant to the terms of the promissory note, effective January 1, 2025, CROP could borrow, on a revolving basis, up to $10.0 million. The unpaid principal under the promissory note bore interest from the date advanced at a rate of 5.4% per annum, which approximates the 30-day treasury rate, cumulative and not compounded. Amounts advanced under the note, plus any interest on the unpaid principal advanced is due was payable by January 31, 2025, subject to one 14-day extension. As of March 25, 2025, no amounts have been drawn.

Reimbursement Policy

For the year ended December 31, 2024, we reimbursed Daniel Shaeffer, our Chief Executive Officer and an affiliated director, $8,707 for expenses incurred by Mr. Shaeffer in connection with transportation he provided for himself and certain other officers of the Company related to approved business travel.

Exchange of CROP Units

Christensen Trust. On March 19, 2024, the conflicts committee of our board of directors approved the exchange into shares of our Class I common stock of 241,476 CROP Units held by the Christensen Marital Trust, a trust established by the father of Chad Christensen, one of our directors and Executive Chairman, and Gregg Christensen, our Chief Legal Officer and Secretary (the “Christensen Trust”) on the same terms and conditions available to unaffiliated third parties pursuant to the terms of the Operating Partnership Agreement. Messrs. C. Christensen and G. Christensen are two of the five beneficiaries of the Christensen Trust. Decisions regarding the assets of the Christensen Trust require approval of all five beneficiaries. The exchange occurred on June 3, 2024. Once exchanged, the Class I shares may be submitted for redemption pursuant to our share repurchase program on the same terms and conditions available to other holders.

Executive Officers. The conflicts committee of our board of directors approved the exchange into shares of Class I common stock of the Company of up to 816,550 for the fiscal year ended December 31, 2024 by the executive officers of the Company on the same terms and conditions available to unaffiliated third parties pursuant to the terms of the Operating Partnership Agreement. As approved by the conflicts committee, exchanges into Class I shares by an individual executive will be permitted up to the executive’s proportionate share of the total amount approved for exchange (based on CROP Units that are eligible for exchange). No CROP Units held by executive officers were exchanged during the year ended December 31, 2024.

Repurchase of Executive Officer Shares

Pursuant to our Insider Trading Policy, in order that the Company retain maximum funds available to fund repurchases for non-affiliates, repurchase requests from executive officers will not be subject to the share repurchase program of the Company. Notwithstanding the foregoing, subject to the conditions discussed below, repurchase requests from executive officers will be considered on a monthly basis with the same pricing and similar procedures as applicable to the share repurchase program. Repurchase requests by executive officers will be subject to a quarterly review and approval by the conflicts committee, and each executive officer may submit no more than 25% of the total amount of shares exchanged from CROP Units per quarter. No shares held by executive officers were repurchased during the year ended December 31, 2024.

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

Cottonwood Highland

CW Investor at Highland. On January 9, 2024, in accordance with the terms of the underlying joint venture agreement, we made a protective advance in an amount up to $800,000 to the joint venture through which we own our investment in Cottonwood Highland, a multifamily development in Millcreek, Utah, we acquired in connection with our merger with CRII and CROP. On November 12, 2024, the promissory note related to the advance was amended and restated to increase the amount advanced by $400,000 to $1.2 million. CROP owns a 36.93% interest in the joint venture with our officers and directors owning a 15.4787% interest and the balance of the joint venture owned by outside investors. The terms of the advance, as contemplated in the joint venture agreement, provide for interest-only payments to be paid at a rate of 10% with prepayment permitted at any time without penalty. The advance matures on December 31, 2026. As of March 25, 2025, we have drawn $600,828.

Cottonwood Lighthouse Point

On March 28, 2024, CROP acquired all of the outstanding tenant in common interests in Cottonwood Lighthouse Point from an unaffiliated third-party in exchange for 259,246 CROP Units. As part of the transaction CROP assumed certain notes with debt and accrued interest in the amount of $1,331,919 held by an affiliate of the seller of the tenant in common interests in favor, directly and indirectly, of Daniel Shaeffer $448,291, Chad Christensen $448,291, Gregg Christensen $185,719, Enzio Cassinis $86,334, Adam Larson $58,697, Paul Fredenberg $38,140, Glenn Rand $22,149, Susan Hallenberg $22,149 and Stan Hanks $22,149, each of whom are our executive officers. In connection with the transaction, CROP paid the amount outstanding under the notes.

Currently Proposed Transactions

Other than as described above, there are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.

Item 14. Principal Accounting Fees and Services

Independent Auditors

During the years ended December 31, 2024 and 2023, KPMG LLP served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the fiscal years ended December 31, 2024 and 2023 by our independent registered public accounting firm, KPMG, were as follows ($ in thousands):

	For the Year Ended December 31,
	2024	2023
Audit fees (1)	$987	$1,226
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$987	$1,226

(1) Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and review of SEC registration statements.

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

All services rendered KPMG for the years ended December 31, 2024 and 2023 were pre-approved in accordance with the policies and procedures described above.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See the accompanying Index to Financial Statement at page F-1 of this report.

(a)(2) Financial Statement Schedules

Schedule III - Real Estate and Accumulated Depreciation is included at page F-36 of this report.

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
3.19
Articles of Amendment for the terms of the Series A Convertible Preferred Stock of Cottonwood Communities, Inc. (incorporated by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 12, 2024)

3.20
Articles Supplementary for the terms of the Series 2025 Preferred Stock of Cottonwood Communities, Inc.(incorporated by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2025)

4.1
Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus included in the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018)

4.3
Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the Company’s Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021)

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

10.2
Reimbursement and Cost Sharing Agreement dated May 7, 2021, by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)

10.3
Tax Protection Agreement between Cottonwood Residential O.P., LP and High Traverse Holdings, LLC dated January 26, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)

10.4	Form of Performance-Based CROP LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)
10.5	Form of Time-Based CROP LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4/A (No. 333-255171) filed May 12, 2021)
10.6
Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated July 15, 2021 (incorporated by reference to Exhibit 10.11 to the Company’s Post-Effective Amendment no. 6 to its Registration Statement on Form S-11 (No. 333-215272) filed August 2, 2021)

10.7
Dealer Manager Agreement (including the form of Soliciting Dealer Agreement) by and between the Company and Orchard Securities, LLC dated November 4, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 10, 2021)

10.8
First Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated October 20, 2021 (incorporated by reference to Exhibit 10.15 to the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021)

10.9	Cottonwood Communities, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-263982) filed March 30, 2022)
10.10
Second Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP dated as of January 1, 2022 and effective as of November 12, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2022)

10.11
Third Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of February 7, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2022

10.12
Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2024)

10.13
Renewal Agreement dated May 7, 2024 by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC with respect to Reimbursement and Cost Sharing Agreement dated May 7, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2024)

10.14
Second Amended and Restated Limited Liability Company Agreement of CW Block C, LLC by and among Cottonwood Block C QOF, LLC, Cottonwood Residential O.P., LP, Cottonwood Multifamily Opportunity Fund O.P., LP, Brickyard QOF, LLC and HV Millcreek, LLC effective as of August 11, 2022, and First Amendment to the Second Amended and Restated Limited Liability Company Agreement of CW Block C, LLC effective as of September 28, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2022)

10.15
Form of Coworking Space Design Agreement by and among property owning entity and APT Cowork, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2022)

10.16
Form Services Agreement by and between Cottonwood Capital Management, Inc. and APT Cowork, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed March 24, 2023)

10.17
Fourth Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of December 1, 2022 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed March 24, 2023)

10.18
Fifth Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of July 25, 2023 (incorporated by reference to Exhibit 10.24 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.19
Sixth Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of August 21, 2023 (incorporated by reference to Exhibit 10.25 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.20
Seventh Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of September 19, 2023 (incorporated by reference to Exhibit 10.26 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.21
First Amendment to Managing Broker-Dealer Agreement (incorporated by reference to Exhibit 10.27 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.22
Selling Agreement Regarding the Offering and Sale of Series 2023-A Preferred Stock (incorporated by reference to Exhibit 10.28 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.23
Managing Broker-Dealer Agreement Regarding the Offering and Sale of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.29 to the Company’s Post-Effective Amendment no. 29 to its Registration Statement on Form S-11 (File no. 333-258754))

10.24
Form of Licensing Agreement by and between APT Cowork, LLC and property owning entity (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-11 (No. 333-282872) filed October 29, 2024)

10.25
Amendment no. 1 to Dealer Manager Agreement by and between the Company and Orchard Securities, LLC dated as of November 30, 2021, (incorporated by reference to Exhibit 1.2 to the Company’s Post-Effective Amendment No. 29 to the Company’s Registration Statement on Form S-11 (No. 333-258754) filed October 13, 2023)

10.26*	Eighth Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of December 5, 2023
10.27*	Managing Broker Dealer Agreement Regarding the 2025 Preferred Stock
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Program Effective as of November 7, 2023 (incorporated by reference to Exhibit 99.1 to the Company's Form 10-Q for the period ended September 30, 2023 filed November 14, 2023)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

March 31, 2025	/s/ Daniel Shaeffer
Date	Daniel Shaeffer, Chief Executive Officer and Director
(Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31, 2025	/s/ Adam Larson
Date	Adam Larson, Chief Financial Officer
(Principal Financial Officer)

March 31, 2025	/s/ Susan Hallenberg
Date	Susan Hallenberg, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

March 31, 2025	/s/ Daniel Shaeffer
Date	Daniel Shaeffer, Chief Executive Officer and Director
(Principal Executive Officer)

March 31, 2025	/s/ Chad Christensen
Date	Chad Christensen, Executive Chairman of the Board and Director

March 31, 2025	/s/ Jonathan Gardner
Date	Jonathan Gardner, Independent Director

March 31, 2025	/s/ John Lunt
Date	John Lunt, Independent Director

March 31, 2025	/s/ Philip White
Date	Philip White, Independent Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Cottonwood Communities, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cottonwood Communities, Inc. and subsidiaries (the Company) as of December 31, 2024 and December 31, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of long-lived assets for potential impairment

As discussed in Note 3 to the consolidated financial statements, real estate assets, net of accumulated depreciation and amortization as of December 31, 2024 was $1,679 million. As discussed in Note 2, the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances, including shortening the expected holding period, indicate their carrying value may not be recoverable. If such events or changes in circumstances are identified, the Company performs a recoverability analysis to compare the carrying amount of the long-lived asset to the net future undiscounted cash flows the long-lived asset is expected to generate.

We identified the evaluation of long-lived assets for potential impairment as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s intent and ability to hold long-lived assets for particular periods of time. A substantial reduction in the expected holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We inquired of and obtained written representations from Company officials regarding the status of any potential disposal plans of long-lived assets. We analyzed the Company’s past history of carrying out its stated intentions of selling long-lived assets. We inspected source documents, such as meeting minutes of the board of directors, to assess the likelihood that long-lived assets will be sold significantly before the end of their previously expected holding periods.

/s/KPMG LLP

We have served as the Company’s auditor since 2016.

Denver, Colorado
March 31, 2025

Cottonwood Communities, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Real estate assets, net	$1,679,497	$1,649,146
Investments in unconsolidated real estate entities	111,556	185,716
Investments in real estate-related loans, net	30,027	8,703
Cash and cash equivalents	59,877	63,800
Restricted cash	33,560	27,013
Other assets	29,338	29,464
Total assets	$1,943,855	$1,963,842
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,151,514	$1,022,452
Construction loans, net	44,046	129,991
Preferred stock, net	221,072	201,621
Preferred interest liability	—	15,300
Unsecured promissory notes, net	21,350	41,883
Accounts payable, accrued expenses and other liabilities	60,944	81,048
Total liabilities	1,498,926	1,492,295
Commitments and contingencies (Note 15)
Equity and noncontrolling interests
Stockholders' equity
Series A Convertible Preferred Stock, $0.01 par value, 15,000,000 shares authorized at $10.00 per share; 5,825,457 and 215,277 shares issued and outstanding at December 31, 2024 and 2023, respectively.	50,668	1,569
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,289,506 and 3,917,218 shares issued and outstanding at December 31, 2024 and 2023, respectively.	43	39
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 386,477 and 202,743 shares issued and outstanding at December 31, 2024 and 2023, respectively.	4	2
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 6,162,803 and 4,296,443 shares issued and outstanding at December 31, 2024 and 2023, respectively.	62	43
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 20,358,844 and 23,231,877 shares issued and outstanding at December 31, 2024 and 2023 respectively.	197	226
Additional paid-in capital	372,611	373,954
Accumulated distributions - Series A Convertible Preferred	(2,255)	(14)
Accumulated distributions - common stock	(84,797)	(62,114)
Accumulated deficit	(105,717)	(94,761)
Total stockholders’ equity	230,816	218,944
Noncontrolling interests
Limited partners	186,032	221,617
Partially owned entities	28,081	30,986
Total noncontrolling interests	214,113	252,603
Total equity and noncontrolling interests	444,929	471,547
Total liabilities, equity and noncontrolling interests	$1,943,855	$1,963,842

See accompanying notes to consolidated financial statements

Note: The consolidated balance sheets as of December 31, 2024 and 2023 include assets of consolidated variable interest entities, or VIEs of $498.9 million and $511.3 million, respectively, and liabilities of $409.7 million and $405.2 million, respectively. Refer to Note 13 for additional discussion of our VIEs.

Cottonwood Communities, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Rental and other property revenues	$145,749	$142,833	$123,627
Property management revenues	8,322	9,699	11,131
Other revenues	4,412	1,873	3,544
Total revenues	158,483	154,405	138,302
Operating expenses
Property operations expense	56,701	52,765	44,846
Property management expense	17,896	17,290	17,839
Asset management fee	12,485	17,304	17,786
Performance participation allocation	—	—	20,320
Depreciation and amortization	65,343	59,041	54,595
General and administrative expenses	9,083	11,371	11,876
Total operating expenses	161,508	157,771	167,262
Loss from operations	(3,025)	(3,366)	(28,960)
Equity in earnings of unconsolidated real estate entities	5,761	6,466	12,393
Interest income	1,866	1,906	92
Interest expense	(83,598)	(74,431)	(51,830)
Loss on debt extinguishment	(2,554)	(1,037)	(480)
Gain on sale of real estate assets	47,311	24,075	—
Gain on legal settlement	16,020	—	—
Gain on sale of unconsolidated real estate entities	—	—	8,129
Gain on consolidation of development	—	4,225	—
Promote from incentive allocation agreement	—	119	30,702
Other (expense) income	(2,366)	(2,552)	3,883
Loss before income taxes	(20,585)	(44,595)	(26,071)
Income tax expense	(38)	(303)	(7,959)
Net loss	(20,623)	(44,898)	(34,030)
Net loss (income) attributable to noncontrolling interests:
Limited partners	10,819	21,355	17,594
Partially owned entities	(1,152)	295	787
Net loss attributable to controlling interests	$(10,956)	$(23,248)	$(15,649)
Less preferred stock dividends	2,241	—	—
Net loss attributable to common stockholders	$(13,197)	$(23,248)	$(15,649)

Weighted-average common shares outstanding - basic and diluted	31,658,678	34,305,590	29,274,236
Net loss per common share - basic and diluted	$(0.42)	$(0.68)	$(0.53)

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Cottonwood Communities, Inc. Stockholders’ Equity										Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders’ Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2022	$—	$—	$—	$2	$234	$275,821	$—	$(17,273)	$(55,864)	$202,920	$267,472	$70,277	$540,669
Issuance of common stock	—	48	1	36	—	168,392	—	—	—	168,477	—	—	168,477
Offering costs - common stock	—	—	—	—	—	(14,376)	—	—	—	(14,376)	—	—	(14,376)
Distribution reinvestment	—	—	—	—	1	2,363	—	—	—	2,364	—	—	2,364
Exchanges and transfers	—	—	—	3	—	5,816	—	—	—	5,819	(5,819)	—	—
CROP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	2,930	—	2,930
CMOF Merger	—	—	—	—	43	39,393	—	—	—	39,436	8,273	(49,178)	(1,469)
Common stock/CROP Units repurchased	—	—	—	(2)	(12)	(26,883)	—	—	—	(26,897)	(1,482)	—	(28,379)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(209)	16,491	16,282
Other	—	—	—	—	—	1,257	—	—	—	1,257	3,670	—	4,927
Distributions to investors	—	—	—	—	—	—	—	(20,776)	—	(20,776)	(22,348)	(4,372)	(47,496)
Net loss	—	—	—	—	—	—	—	—	(15,649)	(15,649)	(17,594)	(787)	(34,030)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	(37,643)	—	—	—	(37,643)	37,643	—	—
Balance at December 31, 2022	—	48	1	39	266	414,140	—	(38,049)	(71,513)	304,932	272,536	32,431	609,899
Issuance of Series A Convertible Preferred Stock	2,140	—	—	—	—	—	—	—	—	2,140	—	—	2,140
Offering costs - Series A Convertible Preferred Stock	(571)	—	—	—	—	—	—	—	—	(571)	—	—	(571)
Issuance of common stock	—	7	1	6	—	27,117	—	—	—	27,131	—	—	27,131
Offering costs - common stock	—	—	—	—	—	(1,800)	—	—	—	(1,800)	—	—	(1,800)
Distribution reinvestment	—	—	—	—	1	2,352	—	—	—	2,353	—	—	2,353
Exchanges and transfers	—	—	—	5	—	8,637	—	—	—	8,642	(8,642)	—	—
CROP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	22,939	—	22,939
Common stock/CROP Units repurchased	—	(16)	—	(7)	(41)	(95,221)	—	—	—	(95,285)	(3,666)	—	(98,951)
Share-based compensation	—	—	—	—	—	190	—	—	—	190	2,821	—	3,011
Other	—	—	—	—	—	—	—	—	—	—	(1,200)	—	(1,200)
Distributions to investors	—	—	—	—	—	—	(14)	(24,065)	—	(24,079)	(23,277)	(1,150)	(48,506)
Net loss	—	—	—	—	—	—	—	—	(23,248)	(23,248)	(21,355)	(295)	(44,898)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	18,539	—	—	—	18,539	(18,539)	—	—
Balance at December 31, 2023	$1,569	$39	$2	$43	$226	$373,954	$(14)	$(62,114)	$(94,761)	$218,944	$221,617	$30,986	$471,547
Issuance of Series A Convertible Preferred Stock	55,261	—	—	—	—	—	—	—	—	55,261	—	—	55,261
Offering costs - Series A Convertible Preferred Stock	(6,162)	—	—	—	—	—	—	—	—	(6,162)	—	—	(6,162)
Issuance of common stock	—	6	2	19	—	35,385	—	—	—	35,412	—	—	35,412
Offering costs - common stock	—	—	—	—	—	(2,817)	—	—	—	(2,817)	—	—	(2,817)
Distribution reinvestment	—	1	—	1	1	3,179	—	—	—	3,182	—	—	3,182
Exchanges and transfers	—	—	—	7	—	8,349	—	—	—	8,356	(8,356)	—	—
CROP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	14,213	—	14,213
Common stock/CROP Units repurchased	—	(3)	—	(8)	(30)	(50,894)	—	—	—	(50,935)	(5,460)	—	(56,395)
Share-based compensation	—	—	—	—	—	248	—	—	—	248	3,781	—	4,029
Distributions to investors	—	—	—	—	—	—	(2,241)	(22,683)	—	(24,924)	(23,737)	(4,057)	(52,718)
Net (loss) income	—	—	—	—	—	—	—	—	(10,956)	(10,956)	(10,819)	1,152	(20,623)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	5,207	—	—	—	5,207	(5,207)	—	—
Balance at December 31, 2024	$50,668	$43	$4	$62	$197	$372,611	$(2,255)	$(84,797)	$(105,717)	$230,816	$186,032	$28,081	$444,929

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(20,623)	$(44,898)	$(34,030)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	65,343	59,041	54,595
Gain on sale of real estate assets	(47,311)	(24,075)	—
Gain on sale of investments in unconsolidated real estate entities	—	—	(8,129)
Gain on legal settlement	(16,020)	—	—
Gain on consolidation of development	—	(4,225)	—
Share-based compensation	4,029	3,011	3,670
Deferred taxes	(418)	35	7,622
Amortization of debt issuance costs, discounts and premiums	6,510	9,342	6,668
Paid-in-kind interest on construction loans	1,387	341	—
Derivative fair value adjustments	3,643	2,162	(3,695)
Loss on debt extinguishment	2,554	1,037	480
Other operating	(601)	(318)	(599)
Equity in earnings of unconsolidated real estate entities	(5,761)	(6,466)	(12,393)
Distributions from unconsolidated real estate entities - return on capital	14,731	4,122	14,678
Changes in operating assets and liabilities:
Other assets	(1,247)	(6,945)	2,968
Performance participation allocation	—	—	20,320
Performance participation allocation payment	—	(20,320)	(51,761)
Accounts payable, accrued expenses and other liabilities	9,227	5,587	1,337
Net cash provided by (used in) operating activities	15,443	(22,569)	1,731
Cash flows from investing activities:
Acquisitions of real estate	—	—	(148,262)
Cash acquired on consolidation of real estate	4,485	5,807	5,649
Proceeds from sale of real estate assets, net	87,704	117,771	—
Settlement of related party notes and liabilities assumed with the CMOF Merger	—	—	(1,469)
Capital expenditures and development activities	(52,363)	(50,401)	(90,991)
Investments in unconsolidated real estate entities	(2,558)	(40,885)	(8,943)
Proceeds from sale of investments in unconsolidated real estate entities	24,934	—	28,764
Distributions from unconsolidated real estate entities - return of capital	—	18,106	38,769
Contributions to investments in real estate-related loans	(21,279)	(8,777)	—
Proceeds from settlement of investments in real estate-related loans	—	—	13,000
Net cash provided by (used in) investing activities	40,923	41,621	(163,483)

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Principal payments on mortgage notes	(466)	(976)	(1,702)
Borrowings from revolving credit facility	139,851	111,000	175,000
Repayments on revolving credit facility	(73,000)	(152,600)	(141,000)
Borrowings under mortgage notes	106,082	366,963	473,534
Repayments of mortgage notes	(87,892)	(284,702)	(240,338)
Deferred financing costs on mortgage notes	(1,029)	(4,704)	(5,071)
Borrowings from construction loans	8,440	22,066	36,569
Repayments of construction loans	(95,771)	(37,000)	(59,660)
Payoff of preferred interest liability	(15,300)	—	—
Repayments of related party notes assumed on acquisition	(1,332)	—	—
Proceeds from issuance of preferred stock	24,171	86,467	15,472
Redemption of preferred stock	(4,348)	(2,587)	(142,830)
Offering costs paid on issuance of preferred stock	(3,160)	(10,378)	(1,899)
Repurchase of unsecured promissory notes	(20,763)	(1,206)	(143)
Proceeds from issuance of Series A Convertible Preferred Stock	55,045	2,090	—
Offering costs paid on issuance of Series A Convertible Preferred Stock	(6,155)	(513)	—
Proceeds from issuance of common stock	35,412	27,131	168,622
Repurchase of common stock/CROP Units	(61,145)	(95,404)	(22,635)
Offering costs paid on issuance of common stock	(3,189)	(3,152)	(9,585)
Contributions from noncontrolling interests	—	—	11,935
Distributions to convertible preferred stockholders	(1,885)	(4)	—
Distributions to common stockholders	(19,544)	(21,871)	(17,813)
Distributions to noncontrolling interests - limited partners	(23,708)	(23,233)	(22,198)
Distributions to noncontrolling interests - partially owned entities	(4,056)	(1,150)	(4,372)
Net cash (used in) provided by financing activities	(53,742)	(23,763)	211,886
Net increase (decrease) in cash and cash equivalents and restricted cash	2,624	(4,711)	50,134
Cash and cash equivalents and restricted cash, beginning of period	90,813	95,524	45,390
Cash and cash equivalents and restricted cash, end of period	$93,437	$90,813	$95,524

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$59,877	$63,800	$63,173
Restricted cash	33,560	27,013	32,351
Total cash and cash equivalents and restricted cash	$93,437	$90,813	$95,524

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$82,321	$67,357	$45,183
Income taxes paid	397	582	1,314

Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued deferred offering costs	$(353)	$(1,387)	$4,791
Distributions reinvested in common stock	3,182	2,353	2,219
Changes in accrued capital expenditures	(11,493)	(6,773)	(4,141)
Paid-in-kind interest related to construction	2,297	4,293	1,762
Changes in accrued redemptions	(4,666)	3,497	6,162
Cottonwood Lighthouse Point Acquisition
Real estate assets, net of cash acquired	$86,961	$—	$—
Mortgage note assumed	(47,581)	—	—
Other assets and liabilities assumed, net	(2,426)	—	—
Value of CROP Units issued for interests acquired	3,322	—	—
Alpha Mill Acquisitions
Real estate assets, net of cash acquired	$73,253	$—	$—
Mortgage note assumed	(38,295)	—	—
Other assets and liabilities assumed, net	181	—	—
Value of CROP Units issued for interests acquired	10,891	19,829	—
Melrose Phase II Acquisition
Real estate assets, net of cash acquired	$—	$39,582	$—
Mortgage note assumed	—	(31,387)	—
Other assets and liabilities assumed, net	—	(280)	—
Value of CROP Units issued for interests acquired	—	3,110	—
805 Riverfront Acquisition
Real estate assets, net of cash acquired	$—	$99,153	$—
Mortgage note assumed	—	(45,306)	—
Other assets and liabilities assumed, net	—	15,300	—
Value of CROP Units issued for interests acquired	—	(14,907)	—
CMOF Merger
CMOF related party notes assumed	$—	$—	$1,327
Net other liabilities assumed	—	—	142
Cottonwood Ridgeview Acquisition
Real estate assets, net of cash acquired	$—	$—	$68,167
Mortgage note assumed	—	—	(63,795)
Other assets and liabilities assumed, net	—	—	642
Value of CROP Units issued for interests acquired	—	—	2,930
Cottonwood Clermont Acquisition
Mortgage note assumed	$—	$—	$(35,521)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Notes to Consolidated Financial Statements

1.    Organization and Business

Cottonwood Communities, Inc. (“CCI,” the “Company,” “we,” “us,” or “our”) invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly owned subsidiary of our sponsor, Cottonwood Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We own all of our assets through our operating partnership, Cottonwood Residential O.P., LP (“CROP”), and its subsidiaries. We are the sole member of the sole general partner of CROP and own general partner interests in CROP alongside third-party limited partners.

We are a non-listed, perpetual-life, net asset value (“NAV”), real estate investment trust (“REIT”). We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We conducted an initial public offering of common stock (the “Initial Offering”) from August 13, 2018 to December 22, 2020, from which we raised gross proceeds of $122.0 million. In November 2021, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of December 31, 2024, we have raised gross proceeds of $241.6 million from the Follow-on Offering, including $7.9 million in proceeds from the DRP Offering. We intend to conduct a continuous public offering of our common stock that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws.

Since November 2019, we have periodically conducted private placement offerings exempt from registration under the Securities Act pursuant to which we have offered for sale to accredited investors preferred stock at a purchase price of $10.00 per share of preferred stock (the “Private Offerings”). As of December 31, 2024, we have raised gross proceeds of $295.2 million from the Private Offerings. Additional information about our preferred stock is included in Note 8 for preferred stock accounted for as liabilities and Note 9 for preferred stock accounted for as equity.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of December 31, 2024, our portfolio consists of ownership interests or structured investment interests in 34 multifamily apartment communities in 11 states with 9,583 units, including 452 units in two multifamily apartment communities under construction or in lease-up and another 1,080 units in four multifamily apartment communities in which we have a structured investment interest. In addition, we have an ownership interest in four land sites we plan to develop. We operate as one reportable segment comprised of multifamily real estate.

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

CROP was a joint venture partner with CMOF in all three of CMOF’s investments: Park Avenue (a development project), Cottonwood Broadway (a development project) and Block C (a joint venture owning land held for development in two projects called The Westerly and Millcreek North). Following the CMOF Merger, we acquired CMOF’s interest in the joint ventures, increasing our percentage ownership interest as follows: Park Avenue, 100.0%, Cottonwood Broadway, 100.0% and Block C, 79.0%. The three joint venture development projects we acquired additional interests in as a result of the CMOF Merger were already consolidated by us. Refer to Note 3 and Note 11 for more information on Block C.

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

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our subsidiaries for which we have a controlling interest. The operating partnership and its subsidiaries are consolidated as they are controlled by CCI. All intercompany balances and transactions have been eliminated in consolidation.
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

Variable Interest Entities

We invest in entities that qualify as variable interest entities (“VIEs”). All VIEs for which we are the primary beneficiary are consolidated. VIEs for which we are not the primary beneficiary are accounted for under the equity method. See Note 13 for more details on our VIEs.

Investments in Real Estate

In accordance with Accounting Standards Codification Topic 805, Business Combinations, we determine whether an acquisition qualifies as a business combination or as an asset acquisition.

We account for business combinations by recognizing assets acquired and liabilities assumed at their fair values as of the acquisition date and expensing transaction costs. Differences between the transaction price and the fair value of identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, are accounted for as goodwill, or conversely, as a gain on bargain purchase. Transaction costs are included within general and administrative expenses on our consolidated statements of operations as incurred.

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

Impairment of Long-Lived Assets

Long-lived assets include real estate assets and acquired intangible assets. Long-lived assets are depreciated or amortized on a straight-line basis over their estimated useful lives. On an annual basis, we assess potential impairment indicators of long-lived assets. We also review for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Indicators that may cause an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant market or economic trends and substantial reduction in the expected holding period of an asset.

When we determine the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine recoverability by comparing the carrying amount of the asset to the net future undiscounted cash flows the asset is expected to generate. We recognize, if appropriate, an impairment equal to the amount by which the carrying amount exceeds the fair value of the asset. No impairment losses were recognized for the years ended December 31, 2024, 2023 and 2022 related to our long-lived assets.

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

We assess potential impairment of investments in unconsolidated real estate entities whenever events or changes in circumstances indicate that the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is not considered temporary, the impairment is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment losses were recognized for the years ended December 31, 2024, 2023 and 2022 related to our investments in unconsolidated real estate entities.

Investments in Real Estate-Related Loans

Investments in Real Estate-Related Loans are mezzanine loans issued to entities pursuing apartment developments. Interest is recorded over the life of the mezzanine loan as other revenues on the statements of operations.

We estimate an allowance for credit losses for each mezzanine loan using relevant available information relating to past events, current conditions and reasonable forecasts. As of December 31, 2024 and 2023, the allowance for credit losses on our mezzanine loans was not significant.

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

Restricted Cash

Restricted cash primarily consists of a construction bond, escrow deposits held by title companies or by lenders for property taxes, insurance, debt service, future funding and replacement reserves, residents’ security deposits and cash in escrow for self-insurance retention.

Unsecured Promissory Notes

The 2019 6% Notes are unsecured notes issued to investors outside of the United States. These unsecured promissory notes are described in Note 6. These instruments are similar in nature, have fixed interest rates and maturity dates, and are denominated in U.S. dollars.

Preferred Stock

Series 2019 Preferred Stock, Series 2023 Preferred Stock, Series 2023-A Preferred Stock and Series 2025 Preferred Stock are described in Note 8. These instruments are similar in nature and are classified as liabilities on the consolidated balance sheet due to the mandatory redemption of these instruments on a fixed date for a fixed amount. Preferred stock distributions for these series of preferred stock are recorded as interest expense.

Series A Convertible Preferred Stock is described in Note 9. These instruments are perpetual preferred stock and classified as equity. The Series A Convertible Preferred Stock is convertible into Class I shares of our common stock at the option of the shareholder and by us, subject to certain terms and conditions, including hold periods. Dividends on this series of preferred stock are recorded as distributions to the preferred stockholder.

Debt Financing Costs

Debt financing costs are presented as a direct deduction from the carrying amount of the associated debt liability, which includes mortgage notes, unsecured promissory notes, our revolving credit facility and mandatorily redeemable preferred stock. Debt financing costs are amortized over the life of the related liability through interest expense.
Revenue Recognition

We lease our multifamily residential units with rents generally due on a monthly basis. Terms are generally one year or less, renewable upon consent of both parties on an annual or monthly basis. Rental and other property revenues is recognized in accordance with Accounting Standards Codification (“ASC”) No. 842, Leases (“Topic 842”). Rental and other property revenues consist of rents and other fees charged to tenants and represent 92% of our total revenue for the year ended December 31, 2024.

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

Income Taxes

We elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, beginning with the year ending December 31, 2019. As a REIT, we are not subject to federal income tax with respect to that portion of its income that meets certain criteria and is distributed annually to stockholders. To continue to qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s taxable income, excluding net capital gains, to stockholders. We have adhered to, and intend to continue to adhere to, these requirements to maintain REIT status.

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

CROP is generally not subject to federal and state income taxes. CROP Unit holders, including CCI, are subject to tax on their respective allocable shares of CROP’s taxable income. However, there are certain states that require an entity level tax on CROP.

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

For the years ended December 31, 2024 and 2023, we had an income tax provision of approximately $38,000 and $0.3 million, respectively, of which all but an insignificant amount was current. For the year ended December 31, 2022, we had an income tax provision of $8.0 million, of which $0.4 million was current and $7.6 million was deferred.
As of December 31, 2024 and 2023, our net deferred tax liability was $9.4 million and $9.8 million, respectively, and is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.
For the year ended December 31, 2022, we had $37.7 million of net Section 1231 gains allocated to our TRS, primarily from a promote received from an incentive allocation agreement. We recorded deferred tax liabilities of $9.2 million related to these gains in 2022. They are deferred as these Section 1231 gains have been contributed to a Qualified Opportunity Zone fund, which provides tax benefits for development programs located in designated areas. We expect that these deferred tax liabilities will be realized in 2026. Refer to Note 10.

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
Refer to Note 14 for more information on our noncontrolling interests.

Share-Based Compensation

Share-based compensation is accounted for in accordance with ASC 718, Compensation - Stock Compensation, which requires that all share-based payments to employees and non-employee directors be recognized in the Consolidated Statements of Operations over the service period based on expected vesting. Fair value is determined based on the grant date NAV.

Organization and Offering Costs

Organization and offering costs for preferred stock accounted for as equity and for common stock are recorded as an offset to equity. As of December 31, 2024, we incurred $6.7 million and $20.7 million in total organization and offering costs related to the Series A Convertible Preferred Offering and the Follow-on Offering, respectively.

Organization and offering costs for preferred stock accounted for as liabilities, with the exception of preferred stock issued through our exchange offering, are deferred and amortized up to the redemption date through interest expense. We incurred $13.2 million in total organization and offering costs related to the offering of the Series 2019 Preferred Stock, which was fully subscribed and terminated in March 2022. We incurred $13.3 million in total organization and offering costs related to the offerings of the Series 2023 Preferred Stock, which was fully subscribed and terminated in December 2024. As of December 31, 2024, we have incurred an insignificant amount of organization and offering costs related to the offerings of the Series 2023-A Preferred Stock and the Series 2025 Preferred Stock.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific cost and expense categories in the notes to the financial statements. The ASU will be applied either prospectively or retrospectively and is effective for us for the year ended December 31, 2027, and interim reporting periods commencing in 2028. We are currently evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for us for the year ended December 31, 2025 and is to be adopted on a prospective basis with the option to apply retrospectively. We are currently assessing the impact of this guidance, however, we do not expect the adoption to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segments Disclosures. ASU 2023-07 requires expanded disclosures of a public entity’s reportable segments, and requires more enhanced information regarding a reportable segment’s expenses on an interim and annual basis. The ASU is effective for us for the year ended December 31, 2024, and interim periods commencing in 2025. We prepared the related disclosures pursuant to the requirements of the ASU in Note 17. There was no material impact on the consolidated financial statements.

3.    Real Estate Assets, Net

The following table summarizes the carrying amounts of our consolidated real estate assets ($ in thousands):

	Balance at December 31,
	2024	2023
Land	$265,635	$257,553
Building and improvements	1,459,787	1,429,689
Furniture, fixtures and equipment	67,131	63,015
Intangible assets	37,782	37,158
Construction in progress (1)	46,965	17,995
	1,877,300	1,805,410
Less: Accumulated depreciation and amortization	(197,803)	(156,264)
Real estate assets, net	$1,679,497	$1,649,146

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

The following table summarizes the gain calculation, recorded in gain on sale of real estate assets on the consolidated statements of operations ($ in thousands):

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

Asset Acquisitions

The following table summarizes the purchase price allocation of the real estate assets acquired during the year ended December 31, 2024 ($ in thousands):

			Allocated Amounts
Property	Location	Date Consolidated	Building	Land	Land Improvements	Personal Property	Lease Intangibles	Total
Cottonwood Lighthouse Point	Pompano Beach, FL	3/28/24	$72,046	$12,156	$1,114	$1,167	$2,360	$88,843
Alpha Mill	Charlotte, NC	4/26/24	$58,277	$11,586	$1,789	$2,231	$1,812	$75,695

Cottonwood Lighthouse Point was consolidated in March 2024 when we issued 259,246 operating partnership units in CROP (“CROP Units”) and assumed $1.3 million in related party notes and interest to acquire the remaining 13.2% tenant in common interests in the property. The value of the CROP Units was $3.3 million. Cottonwood Lighthouse Point was previously accounted for as an equity method investment.

Alpha Mill was consolidated in April 2024 when we issued 858,158 CROP Units to acquire the remaining 26.3% tenant in common interests in the property. The value of the CROP Units was $10.9 million. Alpha Mill was previously accounted for as an equity method investment.

The following table summarizes the purchase price allocation of the real estate assets acquired during the year ended December 31, 2023 ($ in thousands):

			Allocated Amounts
Property	Location	Date Consolidated	Building	Land	Land Improvements	Personal Property	Lease Intangibles	Debt Fair Value Adjustment	Total
Melrose Phase II	Nashville, TN	8/2/23	$32,115	$5,156	$248	$1,021	$1,043	$1,013	$40,596

Melrose Phase II was consolidated in August 2023 when we issued 175,077 CROP Units to acquire the remaining 20.2% tenant in common interests in the property. The value of the CROP Units was $3.1 million. Melrose Phase II was previously accounted for as an equity method investment.

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

4. Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of December 31, 2024 and 2023 ($ in thousands):

			Balance at December 31,
Property / Development	Location	% Owned	2024	2023
Stabilized Properties
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	$10,314	$11,817
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	6,036	6,713
Fox Point (1)	Salt Lake City, UT	52.8%	12,570	13,533
The Marq Highland Park (1)(2)	Tampa, FL	74.1%	22,265	—
Alpha Mill (1)(3)	Charlotte, NC	100.0% (3)	—	29,522
Cottonwood Lighthouse Point (1)(4)	Pompano Beach, FL	100.0% (4)	—	38,852

Preferred Equity Investments
Lector85 (5)	Ybor City, FL		—	11,387
Astoria West (formerly Vernon) (6)	Queens, NY		—	23,406
417 Callowhill	Philadelphia, PA		44,733	38,028
Infield	Kissimmee, FL		15,408	11,942
Other			230	516
Total			$111,556	$185,716

(1) We account for our tenant in common interests in these properties as equity method investments. Refer to Note 2.
(2) On July 23, 2024, we sold tenant in common interests in The Marq Highland Park Apartments and the property was deconsolidated. Refer to Note 3.
(3) On April 26, 2024, we acquired the remaining 26.3% tenant in common interests in Alpha Mill and consolidated the property. Refer to Note 3.
(4) On March 28, 2024, we acquired the remaining the remaining 13.2% tenant in common interests in Cottonwood Lighthouse Point and consolidated the property. Refer to Note 3.
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

Equity in losses for our stabilized properties for the years ended December 31, 2024 and 2023 was $4.6 million and $5.4 million. Equity in earnings for our stabilized properties for the year ended December 31, 2022 was $3.6 million. During February 2023, we received $16.9 million and $1.2 million in distributions as a return of capital from debt refinances at Cottonwood Bayview and Toscana at Valley Ridge, respectively.

Our preferred equity investments are development projects with liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value (“HLBV”) method. Income or loss is recorded based on changes in what would be received should the entity liquidate all of its assets (as valued in accordance with GAAP) and distribute the resulting proceeds based on the terms of the respective agreements. The HLBV method is a balance sheet focused approach commonly applied to equity investments where cash distribution percentages vary at different points in time and are not directly linked to an equity holder’s ownership percentage. Equity in earnings for our preferred equity investments for the years ended December 31, 2024, 2023 and 2022 were $10.4 million, $11.9 million and $8.8 million, respectively.

5.    Investments in Real Estate-Related Loans

Our investments in real estate-related loans consist of the following as of December 31, 2024 and 2023 ($ in thousands):

				December 31, 2024			December 31, 2023
Property Name	Investment Type	Fixed Interest Rate	Maturity Date	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
2215 Hollywood (1)	Mezzanine Loan	14.5%	April 14, 2026	$10,045	$(42)	$10,003	$2,000	$(15)	$1,985
Monrovia Station (2)	Mezzanine Loan	16.5%	July 31, 2027	20,150	(126)	20,024	6,777	(59)	6,718
Total				$30,195	$(168)	$30,027	$8,777	$(74)	$8,703

(1) The 2215 Hollywood loan was originated in April 2023 and has one 12-month extension option. As of December 31, 2024, interest receivable was $2.9 million.
(2) The Monrovia Station loan was originated in July 2023 and has two 12-month extension options. As of December 31, 2024, interest receivable was $3.1 million.

6.    Debt

Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of December 31, 2024 and 2023 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	December 31, 2024	December 31, 2023
Fixed rate loans
Fixed rate mortgages	4.45%	4 Years	$808,056	$891,319
Total fixed rate loans			808,056	891,319
Variable rate loans (2)
Floating rate mortgages	6.45% (3)	4 Years	273,416	131,153
Variable rate revolving credit facility (4)	7.07%	3 Years	79,250	12,400
Total variable rate loans			352,666	143,553
Total secured loans			1,160,722	1,034,872
Unamortized debt issuance costs and discounts			(4,220)	(7,067)
(Discount) premium on assumed debt, net			(4,988)	(5,353)
Mortgage notes and revolving credit facility, net			$1,151,514	$1,022,452

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed, subject to certain debt service coverage ratio, loan to cost or debt yield requirements.

(2) The interest rates of our variable rate loans are based on 30-Day Average SOFR or one-month SOFR (CME Term).
(3) Includes the impact of interest rate caps in effect on December 31, 2024.
(4) Our variable rate revolving credit facility was amended and restated on December 15, 2023 when One Upland was sold and removed as collateral. The facility remains secured by Parc Westborough and Alpha Mill, which was refinanced and added to the facility on August 29, 2024. The interest rate on the amended facility is one-month SOFR + 2.60% and the maturity date was reset to a three-year term maturing on December 14, 2026, with the option to extend for one additional year, subject to the satisfaction of certain conditions. We may obtain advances on the facility up to $100.0 million, as long as certain loan-to-value ratios and other requirements are maintained. At December 31, 2024, the amount on our variable rate revolving credit facility was capped at $79.8 million primarily due to the interest rate environment and the applicable debt-service coverage ratio.

Included in the 2024 principal balances outstanding are $48.0 million of variable rate mortgage debt on Cottonwood Lighthouse Point, which was consolidated in March 2024, and $33.3 million of borrowings on the variable rate revolving credit facility for Alpha Mill, which was consolidated in April 2024.

Included in the 2023 principal balance outstanding is $36.0 million of fixed rate mortgage debt and $12.0 million of variable rate mortgage debt on Cottonwood West Palm, which was sold in February 2024. Also included in the 2023 principal balance outstanding is $46.8 million of fixed rate mortgage debt on The Marq Highland Park, which was deconsolidated in July 2024.

Refer to Note 3 above for additional discussion on these transactions.

In May 2024, we refinanced constructions loans on Cottonwood Broadway and 805 Riverfront with variable rate bridge loans in the amount of $46.1 million and $60.2 million, respectively. Both bridge loans mature in 2025 and are included in floating rate mortgages as of December 31, 2024. In conjunction with the 805 Riverfront refinance, a preferred interest liability of $15.3 million was extinguished and $5.4 million of accrued preferred interest was paid.

As described in Note 18, we sold Cottonwood Broadway in February 2025 and repaid the $46.1 million bridge loan. We intend to refinance the 805 Riverfront bridge loan or convert to a permanent loan prior to or upon maturity. The Riverfront bridge loan may be extended to June 2026.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of December 31, 2024.

Construction Loans

Information on our construction loans are as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at December 31, 2024	Amount Drawn at December 31, 2023
Cottonwood Highland	30-Day Average SOFR + 2.55%	May 1, 2029	$44,250	$44,046	$39,790
The Westerly (1)	One-Month SOFR + 3.0%	July 12, 2028	42,000	—	—
			$86,250	$44,046	$39,790

(1) In July 2023, we entered into a construction loan agreement for The Westerly, a development project in Millcreek, UT. Construction is expected to be completed in 2026. No amounts have been drawn on the construction loan as of December 31, 2024.

Unsecured Promissory Notes, Net

CROP issued notes to foreign investors outside of the United States. These notes are unsecured and subordinate to all of CROP’s debt. The notes have extension options, at our discretion, during which the interest rate increases 0.25% for each year extended.
Information on our unsecured promissory notes are as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date (1) (2)	Maximum Extension Date	December 31, 2024	December 31, 2023
2017 6% Notes (1)	$35,000	6.50%	December 31, 2024 (1)	December 31, 2024	$—	$20,308
2019 6% Notes (2)	25,000	6.25%	December 31, 2025 (2)	December 31, 2025	21,350	21,575
	$60,000				$21,350	$41,883

(1) We exercised the option to extend the maturity date on our 2017 6% Notes for one final year to December 31, 2024, which increased the interest rate to 6.5% for the period from January 1, 2024 to December 31, 2024. These notes were repaid in full on December 31, 2024.

(2) We exercised the option to extend the maturity date on our 2019 6% Notes for one additional year to December 31, 2024, which increased the interest rate to 6.25% for the period from January 1, 2024 to December 31, 2024. On December 31, 2024, we extended the maturity date to December 31, 2025, which will increase the interest rate to 6.5% for the period January 1, 2025 to December 31, 2025. We intend to repay these notes in cash at December 31, 2025 with proceeds from the sale of real estate assets, cash on hand and available capacity on our revolving credit facility. We project these actions will provide sufficient liquidity to satisfy the repayment of these notes on maturity.

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to December 31, 2024 are as follows ($ in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Unsecured Promissory Notes	Total
2025 (1)	$107,332	$—	$21,350	$128,682
2026	171,926	—	—	171,926
2027	363,759	—	—	363,759
2028	72,077	—	—	72,077
2029	1,745	44,046	—	45,791
Thereafter	443,883	—	—	443,883
	$1,160,722	$44,046	$21,350	$1,226,118

(1) Of the amounts maturing in 2025, $46.1 million was repaid with the sale of Cottonwood Broadway in February 2025. Refer to Note 18.

7.    Fair Value of Financial Instruments

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of December 31, 2024 and 2023, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.
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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value ($ in thousands):

	As of December 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real estate-related loans	$30,027	$30,195	$8,703	$8,777
Total	$30,027	$30,195	$8,703	$8,777

Financial Liability:
Fixed rate mortgages	$808,056	$787,680	$891,319	$869,248
Floating rate mortgages	273,416	273,301	131,153	129,540
Variable rate revolving credit facility	79,250	79,250	12,400	12,400
Construction loans	44,046	44,046	129,991	129,991
Series 2019 Preferred Stock	120,119	120,119	124,266	124,266
Series 2023 Preferred Stock	107,277	107,277	83,567	83,567
Series 2023-A Preferred Stock	2,950	2,950	2,850	2,850
Preferred interest liability	—	—	15,300	15,300
Unsecured promissory notes, net	21,350	21,350	41,883	41,883
Total	$1,456,464	$1,435,973	$1,432,729	$1,409,045

All financial instruments in the table above are categorized as Level 2 in the fair value hierarchy.

8.    Preferred Stock

We have four classes of preferred stock that are accounted for as liabilities on the consolidated balance sheets as they are mandatorily redeemable. Each class of preferred stock receives a fixed preferred dividend based on a cumulative, but not compounded, annual return. The Series 2019, Series 2023 and Series 2025 Preferred Stock have redemption dates with extension options at our discretion, subject to an increase in the preferred dividend rate. We can also redeem our preferred stock early for cash plus all accrued and unpaid dividends. With respect to distribution rights and rights upon liquidation, dissolution or winding up (i) the Series 2019, Series 2023, Series 2023-A, Series 2025 Preferred Stock rank senior to our common stock and our convertible preferred stock, (ii) the Series 2019, Series 2023 and Series 2025 Preferred Stock rank senior to the Series 2023-A Preferred Stock, (ii) the Series 2019 and Series 2023 rank senior to the Series 2025 Preferred Stock, (iii) the Series 2023-A Preferred Stock ranks senior to our convertible preferred stock, and (iv) the Series 2019 and Series 2023 Preferred Stock rank on parity with each other.

Information on these classes of preferred stock as of December 31, 2024 and 2023 is as follows:

	Current Dividend Rate	Redemption Date	Maximum Extension Date	Shares Outstanding at
				December 31, 2024	December 31, 2023
Series 2019 Preferred Stock	6.0%	December 31, 2024 (1)	December 31, 2025	12,011,899	12,426,596
Series 2023 Preferred Stock	6.0% (2)	June 30, 2027	June 30, 2029	10,727,658	8,356,724
Series 2023-A Preferred Stock	7.0%	December 31, 2027	N/A	295,000	285,000
Series 2025 Preferred Stock	6.5%	December 31, 2028	December 31, 2030	—	—

(1) In 2023, we exercised our first extension option for the Series 2019 Preferred Stock, which increased the dividend rate to 6.0% and extended the redemption date to December 31, 2024. In 2024, we exercised our second extension option and extended the redemption date to December 31, 2025.

(2) The first-year extension dividend rate, applicable from July 1, 2027 to June 30, 2028, is 6.25%. The fully extended divided rate, applicable from July 1, 2028 to June 30, 2028, is 6.5%.

	December 31, 2024	December 31, 2023
Preferred stock outstanding	$230,346	$210,683
Unamortized offering costs and discounts	(9,274)	(9,062)
Preferred stock, net	$221,072	$201,621

Our Series 2019 Preferred Stock was fully subscribed and terminated in March 2022. The offering of Series 2023 Preferred Stock commenced in December 2022 and was terminated in December 2024. The offering of Series 2023-A Preferred Stock commenced in July 2023, and is ongoing, with our first shares issued in August 2023.

Series 2025 Preferred Stock is being offered (i) for cash at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers) and (ii) through June 30, 2025 (which date may be extended), in exchange for the outstanding shares of our Series 2019 Preferred Stock at a ratio between 1:1 and 1:1.0782 and our Series 2023 Preferred Stock at a ratio of 1:1. These offerings of Series 2025 Preferred Stock commenced in December 2024 and are ongoing, with our first shares issued in January 2025, see Note 18 for more details.

We are required to redeem for cash all outstanding Series 2019 Preferred Stock that has not been exchanged for Series 2025 Preferred Stock on or before December 31, 2025 at a price of $10.00 per share. As of March 25, 2025, 8,753,265 shares of Series 2019 Preferred Stock had not been exchanged and remain outstanding. Additional exchanges may occur through the exchange offering period, which ends June 30, 2025 and can be extended upon approval of the board of directors.

Management intends to pay this obligation with proceeds from the sale of real estate assets, including Parc Westborough (Refer to Note 18), cash on hand and available capacity on our revolving credit facility. We project these actions will provide sufficient liquidity to satisfy the redemption of Series 2019 Preferred Stock on maturity.

During the year ended December 31, 2024, we issued $24.5 million of Series 2023 Preferred Stock and we issued $0.1 million of Series 2023-A Preferred Stock. During the year ended December 31, 2024, we incurred $7.3 million, $5.7 million, and $0.2 million, respectively, in dividends on our Series 2019 Preferred Stock, Series 2023 Preferred Stock and Series 2023-A Preferred Stock. During the year ended December 31, 2023, we incurred $6.9 million, $3.2 million and $0.1 million, respectively, in dividends on our Series 2019 Preferred Stock, Series 2023 Preferred Stock and Series 2023-A Preferred Stock. During the year ended December 31, 2022, we incurred $6.9 million in dividends on our Series 2019 Preferred Stock, $2.9 million in dividends on our Series 2016 Preferred Stock prior to their full redemption in April 2022 and an insignificant amount in dividends on our Series 2017 Preferred Stock prior to their full redemption at the end of January 2022.

During the years ended December 31, 2024, 2023 and 2022, we repurchased 414,697 shares for $4.0 million, 279,889 shares for $2.7 million and 27,000 shares for $0.3 million, respectively, of Series 2019 Preferred Stock. During the years ended December 31, 2024 and 2023, we repurchased 81,200 shares for $0.7 million and 5,000 shares for $45,000, respectively, of Series 2023 Preferred Stock.

9.    Stockholders’ Equity

Convertible Preferred Stock

In September 2023, we designated the Series A Convertible Preferred Stock (“Convertible Preferred Stock”). The Convertible Preferred Stock is accounted for as a class of stockholders’ equity. The holders of Convertible Preferred Stock receive monthly cash dividends at the rate of 8.0% per annum of $10.00 per share when and as authorized by the board of directors and declared by us. The board of directors may increase the dividend rate from time to time in its sole discretion. Subject to certain terms and conditions, the Convertible Preferred Stock is convertible into Class I shares of our common stock in an amount equal to the purchase price divided by the net asset value for the Class I shares at the time of conversion. The Convertible Preferred Stock is being offered for sale pursuant to a private offering to accredited investors only. The Series A Convertible Preferred Stock ranks senior to our common stock and junior to the Series 2019, the Series 2023, Series 2023-A Preferred Stock and the Series 2025 with respect to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our business.

As of December 31, 2024, there were 5,825,457 shares of Convertible Preferred Stock issued and outstanding. During the year ended December 31, 2024, we paid aggregate dividends on our Convertible Preferred Stock of $1.9 million. During the year ended December 31, 2023, we incurred an insignificant amount in dividends on our Convertible Preferred Stock as the first shares of Convertible Preferred Stock were issued in November 2023.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of outstanding common stock for the periods presented below:

	Class
	T	D	I	A	TX	Total
Balance at December 31, 2021	—	—	151,286	23,445,174	17,520	23,613,980
Issuance of common stock	4,814,430	64,645	3,579,515	—	—	8,458,590
Distribution reinvestment	10,832	28	8,334	93,768	13	112,975
Exchanges and transfers (1)	—	—	280,889	17,533	(17,533)	280,889
CMOF Merger	—	—	—	4,335,367	—	4,335,367
Repurchases of common stock	(10,140)	—	(158,975)	(1,286,978)	—	(1,456,093)
Balance at December 31, 2022	4,815,122	64,673	3,861,049	26,604,864	—	35,345,708
Issuance of common stock	644,374	148,629	650,383	—	—	1,443,386
Distribution reinvestment	31,289	682	24,344	74,304	—	130,619
Exchanges and transfers (1)	(1,723)	—	480,749	—	—	479,026
Repurchases of common stock	(1,571,844)	(11,241)	(720,082)	(3,447,291)	—	(5,750,458)
Balance at December 31, 2023	3,917,218	202,743	4,296,443	23,231,877	—	31,648,281
Issuance of common stock	652,724	189,549	1,933,849	—	—	2,776,122
Distribution reinvestment	68,355	4,574	57,429	118,774	—	249,132
Exchanges and transfers (1)	(20,174)	—	674,236	—	—	654,062
Repurchases of common stock	(328,617)	(10,389)	(799,154)	(2,991,807)	—	(4,129,967)
Balance at December 31, 2024	4,289,506	386,477	6,162,803	20,358,844	—	31,197,630

(1) Exchanges represent the number of shares CROP Unit holders have exchanged for Class I shares during the period. During the years ended December 31, 2024 and 2023, transfers represent Class T shares that were converted to Class I shares during the period. During the year ended December 31, 2022, transfers represent Class TX shares that were converted to Class A shares, after which we no longer had any Class TX shares outstanding.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. The following table summarizes our distribution activity for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Paid in cash	$19,544	$21,871	$17,813
Reinvested in shares	3,182	2,353	2,219
Total	$22,726	$24,224	$20,032

Distributions are declared monthly for each share of our common stock. The following table summarizes monthly distributions declared over the last three years, as well as on an annualized basis:

	Declared per Common Share, monthly	Declared per Common Share, annually
June 2022 through December 2024	$0.06083333	$0.73
May 2022	0.06000000	0.72
February through April 2022	0.05916667	0.71
January 2022	0.05833330	0.70

For the years ended December 31, 2024, 2023 and 2022, 100% (unaudited) of distributions to stockholders were reported as a return of capital or, to the extent they exceed a stockholder’s adjusted tax basis, as gains from the sale or exchange of property.

Repurchases

Below is a summary of common share repurchases pursuant to our share repurchase program for the years ended December 31, 2024, 2023 and 2022 ($ in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022

Number of shares repurchased	4,129,967	5,750,458	1,456,093
Aggregate dollar amount of shares repurchased	$50,935	$95,285	$26,900
Average repurchase price	$12.32	$16.57	$18.47

10. Promote from Incentive Allocation Agreement

In 2018, we sold a portfolio of 12 properties to an unrelated real estate firm and retained management of the portfolio on behalf of the real estate firm. Under the sales arrangement, we entered into an incentive allocation agreement that entitled us to participate in distributions from the portfolio should returns exceed certain amounts. During the first quarter of 2022, the real estate firm sold this portfolio of properties and our TRS realized a promote distribution of $30.6 million. As a result of the sale, we no longer manage this portfolio.

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

Management fees to our advisor for the years ended December 31, 2024, 2023 and 2022 were $12.5 million, $17.3 million and $17.8 million, respectively.

Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us. There were no acquisition expense reimbursements for the years ended December 31, 2024, 2023 or 2022.

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

Due to the decrease in the value of our net assets, no performance participation allocation was incurred during the years ended December 31, 2024 or 2023. During the year ended December 31, 2022, we recognized $20.3 million of expense for the performance participation allocation as a result of the increase in the value of our net assets and dividends paid to stockholders, which was paid in cash during the first quarter of 2023.

Block C

We, through our indirect subsidiaries, have a joint venture investment in Block C for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North, and The Archer. As of December 31, 2024, entities affiliated with us and our advisor (the “Affiliated Members”) have made aggregate capital contributions of $10.9 million towards the joint venture. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs Act of 2017. As of December 31, 2024, our ownership in the Block C joint venture was 82.4%. On January 31, 2025, we entered into a contract to sell The Archer to an unrelated party for $3.0 million. This transaction is expected to close in the third quarter of 2025.

Reimbursable Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Our conflicts committee determined that no reimbursement was required as of December 31, 2024, 2023 or 2022.

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

Reimbursement and Cost Sharing Agreement. Under the Reimbursement and Cost Sharing Agreement, we make certain employees available to APT. In exchange, APT reimburses us its allocable share of all direct and indirect costs related to the employees utilized by APT, subject to an annual limit of $120,000.

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

The following are the fees paid or incurred to APT under these agreements for the periods presented ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Reimbursement and Cost Sharing Agreement	$14	$—	$—
Coworking Space Design Agreement	452	250	1,833
Services Agreement, net revenue share	328	410	—

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

Independent Director Compensation

For the year ended December 31, 2024, each independent director was paid an annual cash retainer of $60,000 for their service and received an annual grant of time-based LTIP Units with a value of $95,000 at the time of grant. For each of the years ended December 31, 2023 and 2022, each independent director was paid an annual cash retainer of $50,000 for their service and received an annual grant of time-based LTIP Units with a value of $85,000 at the time of grant. The LTIP Units have a one-year vesting schedule.

For the year ended December 31, 2024, independent board members which served as chairperson of each of the audit, compensation and conflicts committees received an additional annual cash retainer of $20,000, $15,000 and $15,000. For each of the years ended December 31, 2023 and 2022, independent board members which served as chairperson of each of the audit, compensation and conflicts committees received an additional annual cash retainer of $15,000, $10,000 and $10,000, respectively.

12.    Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities

The following table is a summary of other assets as of December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Intangible assets, net	$12,939	$15,572
Interest receivable from real estate-related loans	5,957	1,567
Other operating receivables	3,158	3,157
Prepaid expenses	3,116	3,181
Derivative assets	2,417	4,310
Tenant receivables	547	768
Other assets	1,204	909
Total other assets	$29,338	$29,464

The following table is a summary of accounts payable, accrued expenses and other liabilities as of December 31, 2024 and 2023 ($ in thousands):

	December 31,
	2024	2023
Deferred revenue	$12,042	$4,240
Deferred tax liabilities	9,359	9,777
Real estate taxes payable	7,209	7,366
Development and capital accruals	6,693	13,849
Accrued interest	5,798	10,544
Accrued distributions	5,377	4,888
Accrued redemptions	4,993	9,659
Accounts payable and accrued operating expenses	3,906	3,018
Accrued commissions	3,052	3,456
Security deposits	2,325	2,392
Other payables	190	89
Contingent losses	—	11,770
Total accounts payable, accrued expenses and other liabilities	$60,944	$81,048

13.    Variable Interest Entities

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

As of both December 31, 2024 and 2023, we had eight consolidated properties not wholly owned by us that are VIEs. As with our wholly owned properties, the debt is collateralized by the real estate for each respective property and assets can only be used to settle obligations of each respective VIE. With exception of Cottonwood Highland, a recently completed development, creditors of consolidated VIEs do not have recourse to our general credit. We have a payment guarantee to cover a specified percent of the Cottonwood Highland loan during the lease up and stabilization periods. The percentage reduces from 50%, to 25% to 0% as milestone debt coverage ratios are achieved. At December 31, 2024, the payment guarantee was at 50%.

In cases where we become the primary beneficiary of a VIE, we recognize a gain or loss for the difference between the sum of (1) the fair value of any consideration paid, the fair value of the noncontrolling interest, and the reported amount of our equity method investment and (2) the net fair value of identifiable assets and liabilities of the VIE.

The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	December 31, 2024	December 31, 2023
Assets:
Real estate assets, net	$482,871	$495,384
Cash and cash equivalents	5,257	4,501
Restricted cash	8,447	8,060
Other assets	2,347	3,360
Total assets	$498,922	$511,305

Liabilities:
Mortgage notes and revolving credit facility, net	$354,761	$354,064
Construction loans, net	44,046	39,790
Accounts payable, accrued expenses and other liabilities	10,905	11,386
Total liabilities	$409,712	$405,240

14.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

Common Limited CROP Units and LTIP Units are CROP units not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”

Common Limited CROP Units - Common Limited CROP Units share in the profits, losses and cash distributions of CROP as defined in the partnership agreement, subject to certain special allocations and receive distributions equivalent to distributions declared to the holders of CCI common stock.

During the years ended December 31, 2024, 2023 and 2022, we paid aggregate distributions to noncontrolling CROP Unit holders of $23.7 million, $23.2 million and $22.2 million, respectively.

LTIP Units - Certain executives, directors and key employees receive LTIP Units in CROP as equity incentive compensation. LTIP Units are a separate series of limited partnership units, which are convertible into Common Limited CROP Units upon achieving certain time vesting and performance requirements. Unless otherwise provided, the time vesting LTIP Units (whether vested or unvested) entitle the holder to receive current distributions from CROP, and the performance LTIP Units (whether vested or unvested) entitle the holder to receive 10% of the current distributions from CROP during the applicable performance period. When the LTIP Units have vested and sufficient income has been allocated to the holder of the vested LTIP Units, the LTIP Units will automatically convert to Common Limited CROP Units on a one-for-one basis. LTIP Units constitute profits interests and have no voting rights in CROP.

As of December 31, 2024, there were 733,910 unvested time LTIP awards and 521,753 unvested performance LTIP awards outstanding. Share-based compensation, included within other in the consolidated statement of stockholders’ equity, was $3.8 million, $2.8 million and $3.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Total unrecognized compensation expense for LTIP Units at December 31, 2024 is $3.6 million and is expected to be recognized on a straight-line basis through December 2027.

Noncontrolling Interests - Partially Owned Entities

As of December 31, 2024, noncontrolling interests in entities not wholly owned by us ranged from 1% to 63%, with the average being 11%.

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

15.    Commitments and Contingencies

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

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of December 31, 2024, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

In May 2021, we acquired Sugarmont, a project under development. Disputes and claims between Sugarmont and certain contractors occurred during construction of the project. We accrued contingent losses of $11.8 million as a result of claims made against Sugarmont. In September 2024, Sugarmont entered into an agreement to settle all matters in dispute through a payment of $4.3 million to Sugarmont and the previously accrued contingent losses were reversed. The aggregate impact of the $4.3 million settlement and contingent loss reversal resulted in a gain on settlement of $16.0 million. The one percent interest in Sugarmont not owned by us had limited rights which included the right to control the prosecution and resolution of all litigation on behalf of Sugarmont and to receive 70% of favorable settlements after reimbursements of legal costs. Approximately $4.0 million of the settlement was distributed to this limited member and is recorded in noncontrolling interests - partially owned entities.

Richmond Guaranty

At the closing of the merger with Cottonwood Residential II, Inc. in 2021, we assumed a 50% payment guarantee provided by Cottonwood Residential II, Inc. and CROP, for certain obligations of Villas at Millcreek, LLC (“Richmond Borrower”) with respect to a construction loan in the amount of $53.6 million obtained in connection with the development of Richmond at Millcreek, a development project sponsored by High Traverse Development, LLC. Certain of our officers and directors own an aggregate 13.91% of Richmond Borrower. A wholly owned subsidiary of CROP receives fees from High Traverse Development, LLC related to the development of Richmond at Millcreek. On January 28, 2025, the development of Richmond at Millcreek was completed.

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

Share Repurchase Programs

Preferred Stock
Upon the request of a holder of our preferred stock, we may, at the sole discretion of the board of directors, repurchase their shares at the following prices, which are dependent on how long such preferred stockholder has held each share:

	Repurchase Price
Share Purchase Anniversary	Series 2019	Series 2023	Series 2023-A	Series A Convertible	Series 2025
Less than 1 year	$8.80	$9.00	$9.20	$9.00	$9.00
1 year	$9.00	$9.00	$9.40	$9.10	$9.20
2 years	$9.20	$9.20	$9.60	$9.20	$9.40
3 years	$9.40	$9.40	$9.60	$9.30	$9.60
4 years	$9.60	$9.60	$9.60	$9.40	$9.80
5 years	$9.80	$9.80	$9.60	$9.40	$10.00
6 years	$9.80	$9.80	$9.60	$9.80	$10.00
A stockholder’s death or complete disability, 2 years or more	$10.00	$10.00	$10.00	$10.00	$10.00

Refer to Note 8 for repurchase information on our mandatorily redeemable preferred stock. There have been no repurchases of our Series A Convertible Preferred Stock as of December 31, 2024.

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

Common Limited CROP Units
Beginning one year after acquiring any Common Limited CROP Units, common limited partners have the right to request CROP repurchase their Common Limited CROP Units as described below. We may, in our sole discretion, honor the repurchase request at the following prices:
1.Beginning one year after acquisition of a Common Limited CROP Unit and continuing for the three-year period thereafter, the purchase price for the repurchased Common Limited CROP Unit shall be equal to 80% of the NAV of the Common Limited CROP Units.
2.Beginning four years after acquisition of a Common Limited CROP Unit and continuing for the two-year period thereafter, the purchase price for the repurchased Common Limited CROP Units shall be equal to 85% of the NAV of the CROP Common Units.
3.Beginning six years after acquisition of a Common Limited CROP Unit and continuing thereafter, the purchase price for the repurchased Common Limited CROP Unit shall be equal to 90% of the NAV of the Common Limited CROP Units.
Subject to our sole discretion, in the case of the death or complete disability of a limited partner, the repurchase of the Common Limited CROP Units may occur at any time after acquisition of a Common Limited CROP Unit and, if accepted by us, the purchase price for the repurchased Common Limited CROP Units will be equal to 95% of the NAV of the Common Limited CROP Units.

16.    Earnings per Share

The following table sets forth the computation of our net loss per common share - basic and diluted ($ in thousands except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator for net loss per common share - basic and diluted:
Net loss	$(20,623)	$(44,898)	$(34,030)
Net loss attributable to noncontrolling interests - limited partners	10,819	21,355	17,594
Net (income) loss attributable to noncontrolling interests - partially owned entities	(1,152)	295	787
Preferred stock dividends	(2,241)	—	—
Numerator for net loss per common share - basic and diluted	$(13,197)	$(23,248)	$(15,649)

Denominator for net loss per share - basic and diluted	31,658,678	34,305,590	29,274,236
Net loss per common share - basic and diluted	$(0.42)	$(0.68)	$(0.53)
For the years ended December 31, 2024, 2023 and 2022, convertible preferred shares, CROP units and long term compensation shares and units are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive.

17.    Segment Financial Information

As of December 31, 2024, we owned and operated 29 operating multifamily apartment properties in 11 different states from which we derive all significant sources of earnings and operating cash flows. Of our portfolio of multifamily properties, 25 are consolidated for financial reporting purposes and four are unconsolidated. We view each of these properties as an operating segment due to them having discrete financial information that is regularly reviewed by our chief operating decision maker (“CODM”) at least quarterly. These operating segments, consolidated and unconsolidated, are aggregated into a single reportable segment as they have similar long-term economic characteristics, facilities, services and residents. The accounting policies of our reportable segment are the same as those described in the summary of significant accounting policies in Note 2.

Our CODM is comprised of our Chief Executive Officer and Executive Chairman. The CODM utilizes reportable segment net operating income (“Reportable Segment NOI”) to assess performance and determine allocation of resources. Reportable Segment NOI represents 100% of each of our consolidated and unconsolidated properties’ reportable segment rental and other property revenues and reportable segment property operations expense. We consider Reportable Segment NOI to be an appropriate supplemental measure of operating performance to net income because it measures the core operations of property performance by excluding corporate level expenses, depreciation and amortization, and other items not directly related to ongoing property operating performance. The CODM does not regularly review total assets for our reportable segment as total assets are not used to assess performance or allocate resources.

The following table details Reportable Segment NOI, including significant expenses, for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Reportable segment rental and other property revenues	$173,244	$177,266	$159,141
Reportable segment property operations expense
Real estate taxes	22,674	23,366	20,892
Payroll and benefits	13,103	12,287	11,768
Utilities	10,709	10,086	9,227
Repairs and maintenance	8,240	7,938	7,384
Insurance	6,917	7,488	4,877
Other property expenses (1)	5,582	4,836	3,786
Total reportable segment property operations expense	67,225	66,001	57,934
Total reportable segment net operating income	$106,019	$111,265	$101,207

(1) Other property expenses include general and administrative, marketing and advertising, and other non-recurring expenses.

The following table reconciles reportable segment net operating income to the reported net loss attributable to common stockholders in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Total reportable segment net operating income	$106,019	$111,265	$101,207
Rental and other property revenues of unconsolidated properties (1)	(27,495)	(34,433)	(35,514)
Property operations expense of unconsolidated properties (1)	10,524	13,236	13,088
Equity in earnings of unconsolidated real estate entities (2)	5,761	6,466	12,393
Property management revenues	8,322	9,699	11,131
Other revenues	4,412	1,873	3,544
Property management expense	(17,896)	(17,290)	(17,839)
Asset management fee	(12,485)	(17,304)	(17,786)
Performance participation allocation	—	—	(20,320)
Depreciation and amortization	(65,343)	(59,041)	(54,595)
General and administrative expenses	(9,083)	(11,371)	(11,876)
Interest income	1,866	1,906	92
Interest expense	(83,598)	(74,431)	(51,830)
Loss on debt extinguishment	(2,554)	(1,037)	(480)
Gain on sale of real estate assets	47,311	24,075	—
Gain on legal settlement	16,020	—	—
Gain on sale of unconsolidated real estate entities	—	—	8,129
Gain on consolidation of development	—	4,225	—
Promote from incentive allocation agreement	—	119	30,702
Other (expense) income	(2,366)	(2,552)	3,883
Income tax expense	(38)	(303)	(7,959)
Net loss attributable to noncontrolling interests - limited partners	10,819	21,355	17,594
Net (income) loss attributable to noncontrolling interests - partially owned entities	(1,152)	295	787
Less preferred stock dividends	(2,241)	—	—
Net loss attributable to common stockholders	$(13,197)	$(23,248)	$(15,649)

(1) Rental and other property revenues and property operations expense for unconsolidated properties are included in Reportable Segment NOI. They are removed here as this activity is included in equity in earnings of unconsolidated real estate entities on our consolidated statements of operations.

(2) Equity in earnings of unconsolidated real estate entities includes our portion of revenues and expenses of unconsolidated properties as recorded under the equity method of accounting.

The following table reconciles rental and other property revenues and property operations expense for our reportable segment to rental and other property revenues and property operations expense as reported in the consolidated statements of operations ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Reportable segment rental and other property revenues	$173,244	$177,266	$159,141
Rental and other property revenues of unconsolidated properties	(27,495)	(34,433)	(35,514)
Rental and other property revenues	$145,749	$142,833	$123,627

Reportable segment property operations expense	$67,225	$66,001	$57,934
Property operations expense of unconsolidated properties	(10,524)	(13,236)	(13,088)
Property operations expense	$56,701	$52,765	$44,846

18.    Subsequent Events

We have evaluated subsequent events from December 31, 2024 up until the date the consolidated financial statements are issued for recognition or disclosure and have determined there are none to be reported or disclosed in the consolidated financial statements other than those mentioned below.

Status of the Series A Convertible Private Offering

Through March 25, 2025, we sold 1,881,758 shares of Series A Convertible Preferred Stock for aggregate gross offering proceeds of $18.4 million. In connection with the sale of these shares in the Series A Convertible Private Offering, we paid aggregate selling commissions of $0.8 million and placement fees of $0.5 million. As of March 25, 2025, there were 7,657,216 shares of our Series A Convertible Preferred Stock outstanding.

Status of the Series 2025 Private Offering

Through March 25, 2025, we sold 718,332 shares of Series 2025 Preferred Stock for aggregate gross offering proceeds of $7.1 million and exchanged 3,271,634 shares of Series 2019 Preferred Stock and Series 2023 Preferred Stock for 3,285,353 shares of Series 2025 Preferred Stock. In connection with the sale and exchange of these shares in the Series 2025 Private Offering, we paid aggregate selling commissions of $2.2 million and placement fees of $1.2 million. As of March 25, 2025, there were 4,003,685 shares of our Series 2025 Preferred Stock outstanding.

Status of the Follow-on Offering

Through March 25, 2025, we sold the following through our follow-on public offering ($ in thousands):

	Class
	T	D	I	A	Total
Shares issued through Primary Offering	116,994	39,344	474,524	—	630,862
Shares issued through DRP Offering	20,878	2,541	18,288	30,536	72,243
Gross Proceeds	$1,461	$474	$5,731	$—	$7,666

Distributions Declared - Common Stock

We declared the following monthly distributions after December 31, 2024:

Stockholder Record Date	Monthly Rate	Annually
January 31, 2025	$0.06083333	$0.73
February 28, 2025	$0.06083333	$0.73
March 31, 2025	$0.06083333	$0.73

Grant of LTIP Unit Awards

On January 8, 2025, we issued LTIP Units from the Operating Partnership to our executive officers and certain employees as approved by our compensation committee. The compensation committee approved awards of time-based LTIP Units in an aggregate amount of $1,897,625. Each award will vest approximately one-quarter of the awarded amount on January 1, 2026, 2027, 2028 and 2029.

The compensation committee also approved awards of performance-based LTIP Units to our executive officers and certain of our employees in an aggregate target amount of $2,994,875. The actual amount of each performance-based LTIP Unit award will be determined at the conclusion of a three-year performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with the advisor or its affiliates. The number of units granted were valued by reference to our November 30, 2024 NAV per share as announced on December 16, 2024 of $12.1688.

Equity Incentive Plan

On January 8, 2025, we issued an aggregate grant of 39,122 restricted stock units with a four-year vesting schedule.

Financing Activity

On January 22, 2025, we closed on a $4.74 million loan on 3300 Cottonwood, our land held for development, receiving net proceeds of $4.69 million. The loan matures on January 22, 2026, carries a 7.3% fixed interest rate and can be extended for one twelve month period.

On February 25, 2025, we closed on a $14.5 million loan on Galleria, our land held for development, receiving net proceeds of $14.3 million. The loan matures on February 25, 2026 and carries a variable interest rate of one-month SOFR + 3.0%. It can be extended for six-months subject to a 25% reduction of the principal balance.

In March 2025, we extended the maturity date for the mortgage on Sugarmont to May 2026 and obtained an option to extend the maturity date for the mortgage on 805 Riverfront to June 2026.

Management Contract

On February 1, 2025, we obtained management of 805 Riverfront from a third-party manager, resulting in the addition of approximately 285 units under management.

Sale of Cottonwood Broadway

On February 28, 2025, we sold Cottonwood Broadway for net proceeds of $41.0 million after repayment of associated mortgage debt. We expect to recognize a gain on sale during the three months ended March 31, 2025.

Sale of Parc Westborough

On March 28, 2025, we entered into a contract to sell Parc Westborough for $96.2 million. This transaction is expected to close in the second quarter of 2025.

Cottonwood Communities, Inc.
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2024 ($ in thousands)

					Initial Cost to Company			Gross Amount Carried as of December 31, 2024
Description	Location	Ownership Percent	Number of Units	Encumbrances	Land	Buildings, Intangibles and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings, Intangibles and Improvements	Total (1)	Accumulated Depreciation and Amortization (2)	Year(s) Built	Date Acquired
Stabilized Multifamily Apartment Communities:
805 Riverfront	West Sacramento, CA	100.0%	285	$(60,210)	$11,279	$92,100	$1,382	$11,279	$93,482	$104,761	$(3,670)	2023	9/30/2023
Alpha Mill	Charlotte, NC	100.0%	267	(33,309)	11,586	64,110	360	11,586	64,470	76,056	(3,288)	2014	5/7/2021
Cason Estates	Murfreesboro, TN	100.0%	262	(37,462)	4,806	46,666	1,256	4,806	47,922	52,728	(8,113)	2005	5/7/2021
Cottonwood Apartments	Salt Lake City, UT	100.0%	264	(35,430)	6,556	40,745	1,980	6,556	42,725	49,281	(7,146)	1986	5/7/2021
Cottonwood Clermont	Clermont, FL	100.0%	230	(34,495)	5,705	76,805	409	5,705	77,214	82,919	(8,776)	2020	9/21/2022
Cottonwood Highland	Salt Lake City, UT	36.9%	250	(44,046)	7,405	1,695	56,168	7,405	57,863	65,268	(2,441)	2023	5/7/2021
Cottonwood Lighthouse Point	Pompano Beach, FL	100.0%	243	(47,964)	12,156	76,686	724	12,156	77,410	89,566	(4,524)	2015	6/22/2022
Cottonwood Reserve	Charlotte, NC	91.1%	352	(48,049)	12,634	64,168	2,166	12,634	66,334	78,968	(11,776)	2004, 2017	5/7/2021
Cottonwood Ridgeview	Plano, TX	100.0%	322	(65,300)	9,275	59,392	1,347	9,275	60,739	70,014	(6,783)	2004	9/19/2022
Cottonwood Westside	Atlanta, GA	100.0%	197	(26,986)	8,641	39,324	726	8,641	40,050	48,691	(6,564)	2014	5/7/2021
Enclave on Golden Triangle	Keller, TX	98.9%	273	(48,400)	4,888	46,712	1,226	4,888	47,938	52,826	(7,569)	2006	5/7/2021
Heights at Meridian	Durham, NC	100.0%	339	(53,401)	5,971	74,022	1,404	5,971	75,426	81,397	(12,255)	2015	5/7/2021
Melrose	Nashville, TN	100.0%	220	(56,600)	8,822	58,676	1,524	8,822	60,200	69,022	(10,267)	2015	5/7/2021
Melrose Phase II	Nashville, TN	100.0%	139	(32,400)	5,156	34,526	157	5,156	34,683	39,839	(2,701)	2018	8/2/2023
Parc Westborough	Boston, MA	100.0%	249	(45,941)	12,759	61,302	678	12,759	61,980	74,739	(10,811)	2016	5/7/2021
Park Avenue (3)	Salt Lake City, UT	100.0%	234	(43,453)	12,369	29,931	25,538	12,369	55,469	67,838	(5,657)	2022	5/7/2021
Pavilions	Albuquerque, NM	96.4%	240	(58,500)	5,924	55,177	1,420	5,924	56,597	62,521	(8,926)	1992	5/7/2021
Raveneaux	Houston, TX	97.0%	382	(47,400)	6,249	51,251	1,362	6,249	52,613	58,862	(8,681)	2000	5/7/2021
Regatta	Houston, TX	100.0%	490	(35,367)	8,449	39,651	2,781	8,449	42,432	50,881	(7,498)	1968-1976	5/7/2021
Retreat at Peachtree City	Peachtree City, GA	100.0%	312	(58,412)	5,669	66,888	1,795	5,669	68,683	74,352	(11,986)	1999	5/7/2021
Scott Mountain	Portland, OR	95.8%	262	(48,373)	6,952	63,758	1,726	6,952	65,484	72,436	(10,117)	1997, 2000	5/7/2021
Stonebriar of Frisco	Frisco, TX	84.2%	306	(53,600)	5,737	53,463	2,202	5,737	55,665	61,402	(8,767)	1999	5/7/2021
Sugarmont (3)(4)	Salt Lake City, UT	99.0%	341	(91,200)	17,838	94,662	27,812	17,838	122,474	140,312	(14,246)	2022	5/7/2021
Summer Park	Buford, GA	98.7%	358	(52,398)	9,474	66,200	1,739	9,474	67,939	77,413	(11,427)	2001	5/7/2021
Development Projects:
Cottonwood Broadway	Salt Lake City, UT	100.0%	254	(46,072)	11,042	30,958	37,404	11,042	68,362	79,404	(3,814)	2023	5/7/2021
The Westerly	Salt Lake City, UT	82.4%	198	—	5,996	1,150	41,405	5,996	42,555	48,551	—	N/A	5/7/2021
Other Developments	Various	Various	N/A	—	42,297	80	4,876	42,297	4,956	47,253	—	N/A	Various
		Total	7,269	$(1,204,768)	$265,635	$1,390,098	$221,567	$265,635	$1,611,665	$1,877,300	$(197,803)

(1) The aggregate cost of real estate for federal income tax purposes was $1.3 billion (unaudited) as of December 31, 2024.
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

The following table summarized the changes in our consolidated real estate assets and accumulated depreciation for the years ended December 31, 2024 and 2023 ($ in thousands):

	2024	2023
Real estate assets:
Balance at beginning of the year	$1,805,410	$1,816,877
Additions during the year:
Acquisitions	164,538	143,727
Improvements and development costs	41,164	46,229
Dispositions and deconsolidations during the year:
Dispositions and deconsolidations	(133,812)	(201,423)
Balance at end of the year	$1,877,300	$1,805,410
Accumulated depreciation and amortization:
Balance at beginning of the year	$(156,264)	$(119,270)
Depreciation and amortization	(62,713)	(55,840)
Dispositions and deconsolidations	21,174	18,846
Balance at end of the year	$(197,803)	$(156,264)