Form 10-Q
period 2025-03-31
Cottonwood Communities, Inc.
filed 2025-05-15
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2025, there were 4,359,982 shares of the registrant’s Class T common stock, 464,701 shares of the registrant's Class D common stock, 6,633,939 shares of the registrant's Class I common stock, and 19,501,626 shares of the registrant’s Class A common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Real estate assets, net	$1,599,242	$1,679,497
Investments in unconsolidated real estate entities	112,355	111,556
Investments in real estate-related loans, net	30,048	30,027
Cash and cash equivalents	52,866	59,877
Restricted cash	28,958	33,560
Other assets	34,766	29,338
Total assets	$1,858,235	$1,943,855
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,056,342	$1,151,514
Construction loans, net	44,046	44,046
Land loans, net	19,044	—
Preferred stock, net	228,560	221,072
Unsecured promissory notes, net	20,690	21,350
Accounts payable, accrued expenses and other liabilities	55,545	60,944
Total liabilities	1,424,227	1,498,926
Commitments and contingencies (Note 12)
Equity and noncontrolling interests
Stockholders' equity
Series A Convertible Preferred Stock, $0.01 par value, 15,000,000 shares authorized at $10.00 per share; 7,805,421 and 5,825,457 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	68,496	50,668
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,321,922 and 4,289,506 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	43	43
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 425,327 and 386,477 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	4	4
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 6,639,434 and 6,162,803 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	66	62
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 19,674,086 and 20,358,844 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	190	197
Additional paid-in capital	371,562	372,611
Accumulated distributions - Series A Convertible Preferred	(3,588)	(2,255)
Accumulated distributions - common stock	(90,445)	(84,797)
Accumulated deficit	(111,990)	(105,717)
Total stockholders' equity	234,338	230,816
Noncontrolling interests
Limited partners	172,018	186,032
Partially owned entities	27,652	28,081
Total noncontrolling interests	199,670	214,113
Total equity and noncontrolling interests	434,008	444,929
Total liabilities, equity and noncontrolling interests	$1,858,235	$1,943,855

See accompanying notes to condensed consolidated financial statements

Note: The condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 include assets of consolidated variable interest entities, or VIEs of $493.6 million and $498.9 million, respectively, and liabilities of $408.1 million and $409.7 million, respectively. Refer to Note 10 for additional discussion of our VIEs.

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Rental and other property revenues	$37,308	$34,355
Property management revenues	1,792	2,339
Other revenues	1,566	785
Total revenues	40,666	37,479
Operating expenses
Property operations expense	13,582	14,032
Property management expense	4,582	4,578
Asset management fee	3,091	3,144
Depreciation and amortization	14,950	14,954
General and administrative expenses	2,559	1,767
Impairment loss	957	—
Total operating expenses	39,721	38,475
Income (loss) from operations	945	(996)
Equity in earnings of unconsolidated real estate entities	1,369	1,368
Interest income	334	473
Interest expense	(20,047)	(20,418)
Loss on debt extinguishment	(98)	(1,239)
Gain on sale of real estate assets	7,932	26,638
Gain on legal settlement	400	—
Other (expense) income	(3,974)	1,222
(Loss) income before income taxes	(13,139)	7,048
Income tax benefit	125	15
Net (loss) income	(13,014)	7,063
Net loss (income) attributable to noncontrolling interests:
Limited partners	6,405	(3,856)
Partially owned entities	336	712
Net (loss) income attributable to controlling interests	(6,273)	3,919
Less: preferred stock dividends	1,333	143
Net (loss) income attributable to common stockholders	$(7,606)	$3,776

Weighted-average common shares outstanding - basic	31,543,589	31,581,072
Weighted-average common shares outstanding - diluted	31,543,589	64,362,720

Net (losses) earnings per common share - basic	$(0.24)	$0.12
Net (losses) earnings per common share - diluted	$(0.24)	$0.12

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2025	$50,668	$43	$4	$62	$197	$372,611	$(2,255)	$(84,797)	$(105,717)	$230,816	$186,032	$28,081	$444,929
Issuance of Series A Convertible Preferred Stock	19,899	—	—	—	—	—	—	—	—	19,899	—	—	19,899
Offering Costs - Series A Convertible Preferred Stock	(1,621)	—	—	—	—	—	—	—	—	(1,621)	—	—	(1,621)
Series A Convertible Preferred Stock repurchased	(450)	—	—	—	—	—	—	—	—	(450)	—	—	(450)
Issuance of common stock	—	1	—	5	—	7,660	—	—	—	7,666	—	—	7,666
Offering costs - common stock	—	—	—	—	—	(489)	—	—	—	(489)	—	—	(489)
Distribution reinvestment	—	—	—	—	—	871	—	—	—	871	—	—	871
Common stock/CROP Units repurchased	—	(1)	—	(2)	(7)	(11,758)	—	—	—	(11,768)	(90)	—	(11,858)
Exchanges and transfers	—	—	—	1	—	1,792	—	—	—	1,793	(1,793)	—	—
Share-based compensation	—	—	—	—	—	93	—	—	—	93	949	—	1,042
Distributions to investors	—	—	—	—	—	—	(1,333)	(5,648)	—	(6,981)	(5,893)	(93)	(12,967)
Net loss	—	—	—	—	—	—	—	—	(6,273)	(6,273)	(6,405)	(336)	(13,014)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	782	—	—	—	782	(782)	—	—
Balance at March 31, 2025	$68,496	$43	$4	$66	$190	$371,562	$(3,588)	$(90,445)	$(111,990)	$234,338	$172,018	$27,652	$434,008

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2024	$1,569	$39	$2	$43	$226	$373,954	$(14)	$(62,114)	$(94,761)	$218,944	$221,617	$30,986	$471,547
Issuance of Series A Convertible Preferred Stock	13,608	—	—	—	—	—	—	—	—	13,608	—	—	13,608
Offering Costs - Series A Convertible Preferred Stock	(1,713)	—	—	—	—	—	—	—	—	(1,713)	—	—	(1,713)
Issuance of common stock	—	1	—	3	—	5,976	—	—	—	5,980	—	—	5,980
Offering costs - common stock	—	—	—	—	—	(88)	—	—	—	(88)	—	—	(88)
Distribution reinvestment	—	—	—	—	—	724	—	—	—	724	—	—	724
Common stock/CROP Units repurchased	—	(1)	—	(1)	(7)	(12,575)	—	—	—	(12,584)	(1,968)	—	(14,552)
Exchanges and transfers	—	—	—	1	—	612	—	—	—	613	(613)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	3,322	—	3,322
Share-based compensation	—	—	—	—	—	53	—	—	—	53	929	—	982
Distributions to investors	—	—	—	—	—	—	(143)	(5,656)	—	(5,799)	(5,887)	(39)	(11,725)
Net income (loss)	—	—	—	—	—	—	—	—	3,919	3,919	3,856	(712)	7,063
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	1,914	—	—	—	1,914	(1,914)	—	—
Balance at March 31, 2024	$13,464	$39	$2	$46	$219	$370,570	$(157)	$(67,770)	$(90,842)	$225,571	$219,342	$30,235	$475,148

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(13,014)	$7,063
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	14,950	14,954
Gain on sale of real estate assets	(7,932)	(26,638)
Gain on legal settlement	(400)	—
Share-based compensation	1,042	982
Deferred taxes	(126)	—
Amortization of debt issuance costs, discounts and premiums	1,881	1,413
Derivative fair value adjustments	690	(78)
Loss on debt extinguishment	98	1,239
Impairment loss	957	—
Other operating	(46)	(104)
Equity in earnings of unconsolidated real estate entities	(1,369)	(1,368)
Distributions from unconsolidated real estate entities - return on capital	570	695
Changes in operating assets and liabilities:
Other assets	474	(2,295)
Accounts payable, accrued expenses and other liabilities	(3,238)	3,051
Net cash used in operating activities	(5,463)	(1,086)
Cash flows from investing activities:
Cash acquired on consolidation of real estate	—	2,167
Proceeds from sale of real estate assets, net	83,414	82,434
Promissory note to buyer of real estate assets	(7,000)	—
Capital expenditures and development activities	(12,931)	(13,183)
Investments in unconsolidated real estate entities	—	(1,314)
Contributions to investments in real estate-related loans	(27)	(3,399)
Net cash provided by investing activities	63,456	66,705

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Principal payments on mortgage notes	(119)	(115)
Borrowings from revolving credit facility	—	28,600
Repayments on revolving credit facility	(50,000)	(35,000)
Repayments of mortgage notes	(46,072)	(48,458)
Borrowings from construction loans	—	7,138
Borrowings under land loans	19,240	—
Deferred financing costs on land loans	(222)	—
Repayments of related party notes assumed on acquisition	—	(1,332)
Proceeds from issuance of preferred stock	8,013	6,877
Redemption of preferred stock	(619)	(1,839)
Offering costs paid on issuance of preferred stock	(893)	(888)
Repurchase of unsecured promissory notes	(643)	(755)
Proceeds from issuance of Series A Convertible Preferred Stock	19,652	13,008
Offering costs paid on issuance of Series A Convertible Preferred Stock	(1,639)	(1,647)
Repurchase of Series A Convertible Preferred Stock	(450)	—
Proceeds from issuance of common stock	7,666	5,980
Repurchase of common stock/CROP Units	(11,043)	(20,234)
Offering costs paid on issuance of common stock	(518)	(557)
Distributions to convertible preferred stockholders	(1,193)	(70)
Distributions to common stockholders	(4,778)	(4,976)
Distributions to noncontrolling interests - limited partners	(5,894)	(5,854)
Distributions to noncontrolling interests - partially owned entities	(94)	(39)
Net cash used in financing activities	(69,606)	(60,161)
Net (decrease) increase in cash and cash equivalents and restricted cash	(11,613)	5,458
Cash and cash equivalents and restricted cash, beginning of period	93,437	90,813
Cash and cash equivalents and restricted cash, end of period	$81,824	$96,271

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$52,866	$72,162
Restricted cash	28,958	24,109
Total cash and cash equivalents and restricted cash	$81,824	$96,271

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024

Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued deferred offering costs	$(43)	$(423)
Distributions reinvested in common stock	871	724
Changes in accrued capital expenditures	(2,233)	(6,240)
Paid-in-kind interest related to construction	—	1,083
Changes in accrued redemptions	370	(5,656)
Cottonwood Lighthouse Point Acquisition
Real estate assets, net of cash acquired	$—	$86,961
Mortgage note assumed	—	(47,581)
Other assets and liabilities assumed, net	—	(2,426)
Value of CROP Units issued for interests acquired	—	3,322

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

We are a non-listed, perpetual-life, net asset value (“NAV”) real estate investment trust (“REIT”). We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT.

We conducted an initial public offering of common stock (the “Initial Offering”) from August 13, 2018 to December 22, 2020, from which we raised gross proceeds of $122.0 million. In November 2021, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of March 31, 2025, we have raised gross proceeds of $250.1 million from the Follow-on Offering, including $8.8 million proceeds from the DRP Offering. We intend to conduct a continuous public offering of our common stock that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws.

Since November 2019, we have periodically conducted private placement offerings exempt from registration under the Securities Act pursuant to which we have offered for sale to accredited investors preferred stock at a purchase price of $10.00 per share of preferred stock (the “Private Offerings”). As of March 31, 2025, we have raised gross proceeds of $322.7 million from the Private Offerings. Additional information about our preferred stock is included in Note 7 and Note 8 to these financial statements.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of March 31, 2025, our portfolio consists of ownership interests or structured investment interests in 33 multifamily apartment communities with a total of 9,329 units, including 198 units in one multifamily apartment community under construction and another 1,080 units in four multifamily apartment communities in which we have a structured investment interest. In addition, we have an ownership interest in four land sites. We operate as one reportable segment comprising of multifamily real estate.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The condensed consolidated balance sheet as of December 31, 2024 has been derived from our audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the period ending December 31, 2024 filed with the SEC. As our comprehensive income is equivalent to net income, our accompanying condensed consolidated financial statements do not include a Statement of Other Comprehensive Income.

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

Debt Modifications

Our Series 2025 Preferred Stock is being offered for (i) cash at a purchase price of $10.00 per share or (ii) in exchange for existing Series 2019 Preferred Stock or Series 2023 Preferred Stock (“Series 2025 Preferred Stock Exchanges”). Series 2025 Preferred Stock are classified as liabilities on the condensed consolidated balance sheets as they are mandatorily redeemable on a fixed date for a fixed amount.

Series 2025 Preferred Stock Exchanges are accounted as debt modifications in accordance with Accounting Standards Codification Subtopic No. 470-50, Debt—Modifications and Extinguishments, as the present value of cash flows from the newly issued Series 2025 Preferred Stock are not substantially different from Series 2019 Preferred Stock or Series 2023 Preferred Stock that are exchanged.

Under debt modification accounting, selling commissions and expenses, legal and other third-party costs in connection with Series 2025 Preferred Stock Exchanges are expensed as incurred. They are included in other expenses on the condensed consolidated statements of operations and as an operating activity on the condensed consolidated statements of cash flows.

3.    Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets ($ in thousands):

	March 31, 2025	December 31, 2024
Land	$254,289	$265,635
Buildings and improvements	1,394,663	1,459,787
Furniture, fixtures and equipment	65,652	67,131
Intangible assets	37,782	37,782
Construction in progress (1)	54,955	46,965
	1,807,341	1,877,300
Less: Accumulated depreciation and amortization	(208,099)	(197,803)
Real estate assets, net	$1,599,242	$1,679,497

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.

Dispositions

Sale of Cottonwood Broadway

On February 28, 2025, we sold Cottonwood Broadway for net proceeds of $41.0 million after repayment of associated mortgage debt. We recorded a net gain on sale of $7.9 million. As part of the sale, we provided a 10-year, $7.0 million unsecured promissory note to the buyer. The note bears an interest rate of 6.78%. The promissory note can be prepaid anytime with the first payment due on 25th month of the loan. The promissory note is included in other assets on the condensed consolidated balance sheet at March 31, 2025.

Sale of Parc Westborough

On March 28, 2025, we entered into a contract to sell Parc Westborough for $96.2 million. On May 14, 2025, we sold Parc Westborough for net proceeds of $54.6 million after repayment of the entire drawn balance on the revolving credit facility. We expect to recognize a gain on sale during the three months ended June 30, 2025.

4.    Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of March 31, 2025 and December 31, 2024 ($ in thousands):

			Balance at
Property / Development	Location	% Owned	March 31, 2025	December 31, 2024
Stabilized Properties
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	$9,947	$10,314
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	5,988	6,036
Fox Point (1)	Salt Lake City, UT	52.8%	12,424	12,570
The Marq Highland Park (1)	Tampa, FL	74.1%	21,549	22,265
Preferred Equity Investments
417 Callowhill (2)	Philadelphia, PA		46,168	44,733
Infield (2)	Kissimmee, FL		16,048	15,408
Other			231	230
Total			$112,355	$111,556

(1) We account for our tenant in common interests in these properties as equity method investments.
(2) As of March 31, 2025, we have fully funded our commitments on both 417 Callowhill and Infield. As disclosed in Note 15, we committed and contributed additional funding to our Infield preferred equity investment subsequent to March 31, 2025.

Equity in losses for our stabilized properties for the three months ended March 31, 2025 and 2024 were $0.7 million and $1.5 million, respectively.

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value method. Equity in earnings for our preferred equity investments for the three months ended March 31, 2025 and 2024 were $2.1 million and $2.9 million, respectively.

5.    Debt
Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of March 31, 2025 and December 31, 2024 ($ in thousands):

			Principal Balance Outstanding
Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	March 31, 2025	December 31, 2024
Fixed rate loans
Fixed rate mortgages	4.45%	3.9 Years	$807,937	$808,056
Total fixed rate loans			807,937	808,056
Variable rate loans (2)
Floating rate mortgages	6.15% (3)	4.7 Years	227,344	273,416
Variable rate revolving credit facility	6.92%	2.7 Years	29,250	79,250
Total variable rate loans			256,594	352,666
Total secured loans			1,064,531	1,160,722
Unamortized debt issuance costs and discounts			(3,392)	(4,220)
Premium on assumed debt, net			(4,797)	(4,988)
Mortgage notes and revolving credit facility, net			$1,056,342	$1,151,514

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed, subject to certain debt service coverage ratio, loan to cost or debt yield requirements.

(2) The interest rates of our variable rate loans are based on 30-Day Average SOFR or one-month SOFR (CME Term). The variable rate mortgages as of March 31, 2025 no longer include the related debt for Cottonwood Broadway, which was sold in February 2025.

(3) Includes the impact of interest rate caps in effect on March 31, 2025.
As of March 31, 2025, our $100.0 million variable rate revolving credit facility was secured by Parc Westborough and

Alpha Mill, with the amount available to draw subject to a cap as certain loan-to-value ratios and other requirements. As of March 31, 2025, the amount on our variable rate revolving credit facility was capped at $80.8 million primarily due to the interest rate environment and the applicable debt-service coverage ratio. With the sale of Parc Westborough in May 2025, all advances on the credit facility were paid off and the capacity on the credit facility was reduced to $34.7 million.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of March 31, 2025.

Construction Loans

Information on our construction loans is as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at March 31, 2025	Amount Drawn at December 31, 2024
Cottonwood Highland	30-Day Average SOFR + 2.55%	May 1, 2029	$44,250	$44,046	$44,046
The Westerly (1)	One-Month SOFR + 3.0%	July 12, 2028	42,000	—	—
			$86,250	$44,046	$44,046

(1) In July 2023, we entered into a construction loan agreement for The Westerly, a development project in Millcreek, UT. Construction is expected to be completed in 2026. No amounts have been drawn on the construction loan as of March 31, 2025.

Land Loans

Information on our land loans is as follows ($ in thousands):

			Principal Balance Outstanding
Development	Interest Rate	Maturity Date	March 31, 2025	December 31, 2024
Galleria (1)	One-Month SOFR + 3.0%	February 25, 2026	$14,500	$—
3300 Cottonwood (2)	7.29%	January 22, 2026	4,740	—
Total land loans			19,240	—
Unamortized debt issuance costs			(196)	—
Land loans, net			$19,044	$—

(1) On February 25, 2025, we closed on a $14.5 million floating rate loan on Galleria, a parcel of land held for development, receiving net proceeds of $14.3 million. The loan is interest only until maturity and can be extended for six months, subject to a 25% reduction of the principal balance.

(2) On January 22, 2025, we closed on a $4.74 million fixed rate loan on 3300 Cottonwood, a parcel of land held for development, receiving net proceeds of $4.69 million. The loan is interest only until maturity and can be extended for one twelve month period.

Unsecured Promissory Notes, Net

We have issued unsecured promissory notes to investors outside of the United States. These notes are subordinate to all of CROP's debt. Information on our unsecured promissory notes are as follows ($ in thousands):

				Principal Balance Outstanding
	Offering Size	Interest Rate	Maturity Date (1)	March 31, 2025	December 31, 2024
2019 6% Notes (1)	$25,000	6.50%	December 31, 2025	$20,690	$21,350

(1) We intend to repay these notes in cash by December 31, 2025 with proceeds from the sale of real estate assets, cash on hand and available capacity on our revolving credit facility. We project these actions will provide sufficient liquidity to satisfy the repayment of these notes on maturity.

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to March 31, 2025 are as follows ($ in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Land Loans	Unsecured Promissory Notes	Total
2025 (1)	$61,137	$—	$—	$20,690	$81,827
2026	122,010	—	19,240	—	141,250
2027	363,868	—	—	—	363,868
2028	72,167	—	—	—	72,167
2029	1,815	44,046	—	—	45,861
Thereafter	443,534	—	—	—	443,534
	$1,064,531	$44,046	$19,240	$20,690	$1,148,507

(1) Of the amounts maturing in 2025, $20.7 million relates to our 2019 6% Unsecured Promissory Notes and $60.2 million relates to our 805 Riverfront bridge loan, which we intend to refinance or convert to a permanent loan prior to or upon maturity. The 805 Riverfront bridge loan may be extended to June 2026.

6.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of March 31, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value ($ in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real estate-related loans	$30,048	$30,195	$30,027	$30,195
Unsecured promissory note	7,000	7,000	—	—
Total	$37,048	$37,195	$30,027	$30,195

Financial Liability:
Fixed rate mortgages	$807,937	$792,649	$808,056	$787,680
Floating rate mortgages	227,344	227,642	273,416	273,301
Variable rate revolving credit facility	29,250	29,250	79,250	79,250
Construction loans	44,046	44,046	44,046	44,046
Land loans	19,240	19,240	—	—
Series 2019 Preferred Stock	87,512	87,512	120,119	120,119
Series 2023 Preferred Stock	106,987	106,987	107,277	107,277
Series 2023-A Preferred Stock	2,950	2,950	2,950	2,950
Series 2025 Preferred Stock	40,472	40,472	—	—
Unsecured promissory notes, net	20,690	20,690	21,350	21,350
Total	$1,386,428	$1,371,438	$1,456,464	$1,435,973

All financial instruments in the table above are categorized as Level 2 in the fair value hierarchy.

7.    Preferred Stock

We have four classes of preferred stock outstanding as of March 31, 2025: Series 2019, Series 2023, Series 2023-A and Series 2025 that are accounted for as liabilities on the condensed consolidated balance sheets as they are mandatorily redeemable. Information on these classes of preferred stock as of March 31, 2025 and December 31, 2024 is as follows ($ in thousands):

				Shares Outstanding at
	Current Dividend Rate	Redemption Date	Maximum Extension Date	March 31, 2025	December 31, 2024
Series 2019 Preferred Stock (1)	6.0%	December 31, 2025	December 31, 2025	8,751,135	12,011,899
Series 2023 Preferred Stock (1)	6.0% (2)	June 30, 2027	June 30, 2029	10,698,738	10,727,658
Series 2023-A Preferred Stock	7.0%	December 31, 2027	N/A	295,000	295,000
Series 2025 Preferred Stock (1)	6.5% (3)	December 31, 2028	December 31, 2030	4,047,210	—
Total				23,792,083	23,034,557
				\
(1) During the three months ended March 31, 2025, we exchanged 3,249,634 and 22,000 shares of Series 2019 and Series 2023, respectively, for Series 2025 Preferred Stock.
(2) The first-year extension dividend rate, applicable from July 1, 2027 to June 30, 2028, is 6.25%. The fully extended divided rate, applicable from July 1, 2028 to June 30, 2028, is 6.5%.
(3) The first-year extension dividend rate, applicable from January 1, 2029 to December 31, 2029, is 6.75%. The fully extended divided rate, applicable from January 1, 2030 to December 31, 2030, is 7.0%.

	March 31, 2025	December 31, 2024
Preferred stock outstanding	$237,921	$230,346
Unamortized offering costs and discounts	(9,361)	(9,274)
Preferred stock, net	$228,560	$221,072
All offerings of preferred stock listed above have terminated other than the Series 2025 Preferred Stock offering, which remains ongoing. Shares of Series 2025 Preferred Stock were first issued in January 2025. During the three months ended March 31, 2025, we issued $40.5 million of Series 2025 Preferred Stock, of which $32.9 million was issued through Series 2025 Preferred Stock Exchanges and $7.6 million was issued for cash. Selling commissions and expenses, legal and other third-party costs of $3.1 million for Series 2025 Preferred Stock Exchanges were expensed under debt modification accounting.

We are required to redeem for cash all outstanding Series 2019 Preferred Stock that has not been exchanged for Series 2025 Preferred Stock on or before December 31, 2025 at a price of $10.00 per share. As of May 9, 2025, 6,664,781 shares of Series 2019 Preferred Stock had not been exchanged and remain outstanding. Series 2025 Preferred Stock Exchanges may occur through the exchange offering period, which ends June 30, 2025 and can be extended upon approval of the board of directors.

Management intends to pay this obligation with proceeds from the sale of real estate assets, including Parc Westborough (Refer to Note 3), cash on hand and available capacity on our revolving credit facility. We project these actions will provide sufficient liquidity to satisfy the redemption of Series 2019 Preferred Stock on maturity.

Preferred Stock Dividends

Dividends on preferred stock accounted for as liabilities are recorded through interest expense in the condensed consolidated statements of operations. The following table summarizes our dividend activity for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Series 2019 Preferred Stock	$1,564	$1,839
Series 2023 Preferred Stock	1,586	1,297
Series 2023-A Preferred Stock	51	51
Series 2025 Preferred Stock	275	—
Total	$3,476	$3,187

Preferred Stock Repurchases

The following table summarizes our repurchase activity for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025		2024
	Number of shares	Aggregate dollar amount	Number of shares	Aggregate dollar amount
Series 2019 Preferred Stock	11,130	$106	217,700	$2,108
Series 2023 Preferred Stock	6,920	62	—	—
Total	18,050	$168	217,700	$2,108

8.    Stockholders' Equity
Convertible Preferred Stock

As of March 31, 2025, there were 7,805,421 shares of Convertible Preferred Stock issued and outstanding. For the three months ended March 31, 2025, we paid aggregate dividends on our Convertible Preferred Stock of $1.2 million.

During the three months ended March 31, 2025, we repurchased 50,000 shares of Convertible Preferred Stock for $0.5 million at a repurchase price of $9.00. We had no unfulfilled repurchase requests during the three months ended March 31, 2025.

Common Stock

The following table details the movement in our outstanding shares for each class of common stock:

	Three Months Ended March 31, 2025
	Class T	Class D	Class I	Class A	Total
December 31, 2024	4,289,506	386,477	6,162,803	20,358,844	31,197,630
Issuance of common stock	116,994	39,344	485,453	—	641,791
Distribution reinvestment	20,878	2,541	18,288	30,536	72,243
Exchanges and transfers (1)	—	—	147,400	—	147,400
Repurchases of common stock	(105,456)	(3,035)	(174,510)	(715,294)	(998,295)
March 31, 2025	4,321,922	425,327	6,639,434	19,674,086	31,060,769

(1) Exchanges represent the number of shares CROP Unit holders have exchanged for Class I shares during the period. Transfers represent Class T shares that were converted to Class I shares during the period, of which there were none during the three months ended March 31, 2025.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the three months ended March 31, 2025, we paid aggregate distributions of $5.6 million, including $0.9 million of distributions reinvested through our distribution reinvestment plan.

We declared the following gross monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2025	$0.06083333	$0.73
February 28, 2025	$0.06083333	$0.73
March 31, 2025	$0.06083333	$0.73

The net distribution varies for each class of our common stock based on the applicable distribution fee, which is deducted from the gross distribution per share and paid to the dealer manager for the Follow-on Offering and reallowed to participating broker-dealers and servicing broker-dealers.

Common Stock Repurchases

During the three months ended March 31, 2025, we repurchased 998,295 shares of common stock pursuant to our share repurchase program for $11.8 million, at an average repurchase price of $11.79. We had no unfulfilled repurchase requests during the three months ended March 31, 2025.

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

Management Fee. CROP pays our advisor a monthly management fee equal to 0.0625% of GAV (gross asset value of CROP, calculated pursuant to our valuation guidelines and reflective of the ownership interest held by CROP in such gross assets), subject to a cap. The cap is equal to 0.125% of “adjusted net asset value” of CROP, which is defined to include the value attributable to preferred stock that is convertible into common equity in the calculation of net asset value of CROP.

Management fees to our advisor for the three months ended March 31, 2025 and 2024 were $3.1 million and $3.1 million, respectively.

Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us. There were no acquisition expense reimbursements for the three months ended March 31, 2025 and 2024.

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

Due to the decrease in the value of our net assets, no performance participation allocation was incurred during the three months ended March 31, 2025 or during 2024.

Block C

We, through our indirect subsidiaries, have a joint venture investment in Block C for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North and The Archer. As of March 31, 2025, entities affiliated with us and our advisor (the “Affiliated Members”) have made aggregate capital contributions of $10.9 million towards the joint venture. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs Act of 2017. As of March 31, 2025, our ownership in the Block C joint venture was 82.4%. On January 31, 2025, we entered into a contract to sell The Archer to an unrelated party for $3.0 million. This transaction is expected to close in the third quarter of 2025. During the three months ended March 31, 2025, we recognized an impairment loss of $1.0 million on this development project.

Assumption of Related Party Notes and Interest

On March 28, 2024, we acquired all of the outstanding tenant in common interests in Cottonwood Lighthouse Point from an unaffiliated third-party. As part of the transaction, we assumed $1.3 million of notes and accrued interest held by an affiliate of the seller of the tenant in common interests in favor, directly and indirectly, of nine of our executive officers. Subsequent to the transaction, we paid the amount outstanding under the notes to the executive officers.

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

Services Agreement. Under the Services Agreement, APT provides ongoing administration services in exchange for a service fee paid by the property (the “Service Fee”). Effective September 1, 2024, the Service Fee was reduced from $10.00 per apartment unit per month to $5.00 per occupied unit per month for any unit not covered under the license agreement as discussed below. Under the agreement, APT will pay us 50% of coworking revenue it receives at the properties from non-residents. Each of our properties with Services Agreements must also have a Coworking Space Design Agreement with APT.

The following are the fees paid or incurred to APT under these agreements for the periods presented ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Reimbursement and Cost Sharing Agreement	$7	$—
Coworking Space Design Agreement	35	185
Services Agreement, net revenue share	45	106

APT is transitioning its services from a coworking agreement to a license agreement based on occupied units instead of total units. Effective September 1, 2024, the Services Agreement was amended to reduce the Service Fee and provide that the services agreement will terminate upon the earlier of (i) the unit-by-unit transition resulting in no additional units receiving payment under the coworking agreement; and (ii) September 30, 2025. Under the license agreement, new leases and renewal of existing leases with our residents will have the Service Fee charged directly to them and remitted to APT.

10.    Variable Interest Entities

A VIE is a legal entity in which the equity investors at risk lack sufficient equity to finance the entity’s activities without additional subordinated financial support or, as a group, the equity investors at risk lack: the power to direct the entity’s activities, the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns. Qualitative and quantitative factors are considered in determining whether we are the primary beneficiary of a VIE, including, but not limited to, which activities most significantly impact economic performance, which party controls such activities, the amount and characteristics of our investments, the obligation or likelihood for us or other investors to provide financial support, and the management relationship of the property.

CROP is a VIE as the limited partners lack substantive kick-out rights and substantive participating rights. We are the primary beneficiary of CROP as we have the power to direct the activities that most significantly impact economic performance and the rights to receive economic benefits. Substantially all of our assets and liabilities are held in CROP.

As of both March 31, 2025 and December 31, 2024, we had eight consolidated properties not wholly owned by us that are VIEs. As with our wholly owned properties, the debt is collateralized by the real estate for each respective property and assets can only be used to settle obligations of each respective VIE. With exception of Cottonwood Highland, a recently completed development, creditors of consolidated VIEs do not have recourse to our general credit. We have a payment guarantee to cover a specified percent of the Cottonwood Highland loan during the lease up and stabilization periods. As of March 31, 2025, the payment guarantee was 25%. This guarantee will be extinguished as milestone debt coverage ratios and occupancy rates are achieved.

In cases where we become the primary beneficiary of a VIE, we recognize a gain or loss for the difference between the sum of (1) the fair value of any consideration paid, the fair value of the noncontrolling interest, and the reported amount of our equity method investment and (2) the net fair value of identifiable assets and liabilities of the VIE.

The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	March 31, 2025	December 31, 2024
Assets:
Real estate assets, net	$478,987	$482,871
Cash and cash equivalents	6,251	5,257
Restricted cash	6,950	8,447
Other assets	1,367	2,347
Total assets	$493,555	$498,922

Liabilities:
Mortgage notes and revolving credit facility, net	$354,935	$354,761
Construction loans, net	44,046	44,046
Accounts payable, accrued expenses and other liabilities	9,154	10,905
Total liabilities	$408,135	$409,712

11.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

Common Limited CROP Units and LTIP Units are CROP units not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”
Common Limited CROP Units - During the three months ended March 31, 2025 and 2024, we paid aggregate distributions to noncontrolling CROP Unit holders of $5.9 million and $5.9 million, respectively.
LTIP Units - As of March 31, 2025, there were 437,734 unvested time-based LTIP awards and 597,133 unvested performance-based LTIP awards outstanding. LTIP Unit award share-based compensation, included within share-based compensation in the condensed consolidated statements of stockholders’ equity, was $0.9 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. Total unrecognized compensation expense for LTIP Units as of March 31, 2025 is $4.5 million and is expected to be recognized on a straight-line basis through December 2028.

Noncontrolling Interests - Partially Owned Entities

As of March 31, 2025, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 63%, with the average being 11%.

12.    Commitments and Contingencies

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of March 31, 2025, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

13.    Earnings Per Share
The following table sets forth the computation of our net earnings (losses) per common share - basic and diluted ($ in thousands except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator for net (losses) earnings per common share - basic
Net (loss) income	$(13,014)	$7,063
Net loss (income) attributable to noncontrolling interests - limited partners	6,405	(3,856)
Net loss attributable to noncontrolling interests - partially owned entities	336	712
Preferred distributions	(1,333)	(143)
Numerator for net (losses) earnings per common share - basic	$(7,606)	$3,776
Numerator for net (losses) earnings per common share - diluted:
Net (loss) income	$(13,014)	$7,063
Net loss attributable to noncontrolling interests - limited partners	6,405	—
Net loss attributable to noncontrolling interests - partially owned entities	336	712
Preferred distributions	(1,333)	(143)
Numerator for net (losses) earnings per share - diluted	$(7,606)	$7,632

Denominator for net (losses) earnings per common share - basic and diluted:
Denominator for net (losses) earnings per common share - basic	31,543,589	31,581,072
Effect of dilutive securities:
Convertible Preferred Shares	—	693,605
OP Units	—	29,477,235
Long-term compensation shares/units	—	2,610,808
Denominator for net (losses) earnings per share - diluted	31,543,589	64,362,720
Net (losses) earnings per common share - basic	$(0.24)	$0.12
Net (losses) earnings per common share - diluted	$(0.24)	$0.12
For the three months ended March 31, 2025, convertible preferred shares, CROP units and long-term compensation shares/units are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive.

14.    Segment Financial Information

Our chief operating decision maker (“CODM”) utilizes reportable segment net operating income (“Reportable Segment NOI”) to assess performance and determine allocation of resources. Reportable Segment NOI represents 100% of each of our consolidated and unconsolidated properties’ reportable segment rental and other property revenues and reportable segment property operations expense. We consider Reportable Segment NOI to be an appropriate supplemental measure of operating performance to net income because it measures the core operations of property performance by excluding corporate level expenses, depreciation and amortization, and other items not directly related to ongoing property operating performance. The CODM does not regularly review total assets for our reportable segment as total assets are not used to assess performance or allocate resources.

The following table details Reportable Segment NOI, including significant expenses, for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Reportable segment rental and other property revenues	$44,388	$42,750
Reportable segment property operations expense
Real estate taxes	5,430	6,210
Payroll and benefits	3,180	3,204
Utilities	2,854	2,643
Repairs and maintenance	1,809	1,819
Insurance	1,615	2,076
Other property expenses (1)	1,094	1,513
Total reportable segment property operations expense	15,982	17,465
Total reportable segment net operating income	$28,406	$25,285

(1) Other property expenses include general and administrative, marketing and advertising, and other non-recurring expenses.

The following table reconciles reportable segment net operating income to the reported net (loss) income attributable to common stockholders in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Total reportable segment net operating income	$28,406	$25,285
Rental and other property revenues of unconsolidated properties (1)	(7,080)	(8,395)
Property operations expense of unconsolidated properties (1)	2,400	3,433
Equity in earnings of unconsolidated real estate entities (2)	1,369	1,368
Property management revenues	1,792	2,339
Other revenues	1,566	785
Property management expense	(4,582)	(4,578)
Asset management fee	(3,091)	(3,144)
Depreciation and amortization	(14,950)	(14,954)
General and administrative expenses	(2,559)	(1,767)
Impairment loss	(957)	—
Interest income	334	473
Interest expense	(20,047)	(20,418)
Loss on debt extinguishment	(98)	(1,239)
Gain on sale of real estate assets	7,932	26,638
Gain on legal settlement	400	—
Other (expense) income	(3,974)	1,222
Income tax benefit	125	15
Net loss (income) attributable to noncontrolling interests - limited partners	6,405	(3,856)
Net loss attributable to noncontrolling interests - partially owned entities	336	712
Less preferred stock dividends	(1,333)	(143)
Net (loss) income attributable to common stockholders	$(7,606)	$3,776

(1) Rental and other property revenues and property operations expense for unconsolidated properties are included in Reportable Segment NOI. They are removed here as this activity is included in equity in earnings of unconsolidated real estate entities on our condensed consolidated statements of operations.

(2) Equity in earnings of unconsolidated real estate entities includes our portion of revenues and expenses of unconsolidated properties as recorded under the equity method of accounting.

The following table reconciles rental and other property revenues and property operations expense for our reportable segment to rental and other property revenues and property operations expense as reported in the condensed consolidated statements of operations ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Reportable segment rental and other property revenues	$44,388	$42,750
Rental and other property revenues of unconsolidated properties	(7,080)	(8,395)
Rental and other property revenues	$37,308	$34,355

Reportable segment property operations expense	$15,982	$17,465
Property operations expense of unconsolidated properties	(2,400)	(3,433)
Property operations expense	$13,582	$14,032

15.    Subsequent Events

We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Prospect Mezzanine Loan

On April 16, 2025, we entered into an agreement to provide a $5.1 million mezzanine loan to refinance Prospect on Central, a mixed-use property in Denver, Colorado. We provided the first $3.8 million of our commitment upon the execution of the agreement, while the remaining $1.3 million is held in reserve. The mezzanine loan is paid current interest at a rate of 15.0% on the entire commitment drawn from the debt service reserve and matures on May 8, 2027 with two 12-month extension options, subject to conditions being met.

Infield Funding

On April 25, 2025, we increased our commitment by an additional $2.0 million on the Infield preferred equity investment, and funded $1.0 million on April 30, 2025, bringing our total funding to $13.7 million.

Sale of Parc Westborough

On May 14, 2025, we sold Parc Westborough for net proceeds of $54.6 million after repayment of the entire drawn balance on the revolving credit facility. We expect to recognize a gain on sale during the three months ended June 30, 2025.

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

As of March 31, 2025, we raised $372.1 million from the sale of common stock in our public offerings and $322.7 million from the sale of our preferred stock in periodic private offerings to accredited investors (the “Private Offerings”). We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored OP Units in CROP.

As of our March 31, 2025 NAV, we had a portfolio of $2.3 billion in total assets, with 82.8% of our equity value in operating properties, 2.6% in development, 10.4% in real estate-related structured investments and 4.2% in land held for development. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.

Highlights for the Three Months Ended March 31, 2025

The following highlights activities that occurred during the three months ended March 31, 2025:

•Net loss attributable to common stockholders was $(0.24) per diluted share compared to net earnings attributable to common stockholders of $0.12 per diluted share for the same period in the prior year. The decrease was primarily due to a $26.6 million gain on the sale of Cottonwood West Palm in the first quarter of 2024.
•Reportable segment net operating income was $28.4 million compared to $25.3 million for the same period in the prior year primarily due to increases from lease up properties, offset by lost net operating income from the sale of Cottonwood West Palm.
•Same store net operating income (“Same Store NOI”) was $21.9 million compared to $22.4 million for the same period in the prior year.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $(0.07) per diluted share/unit compared to $(0.04) for the same period in the prior year. Core FFO was $0.05 per diluted share/unit, compared to $0.00 for the same period in the prior year.
•Net asset value was $11.5429 per share/unit at March 31, 2025, compared to $12.0083 per share/unit at December 31, 2024.
•Sold Cottonwood Broadway for net proceeds of $41.0 million, recording a net gain on sale of $7.9 million.
•Raised $7.1 million of net proceeds from the sale of Series 2025 Preferred Stock.
•Exchanged 3,249,634 and 22,000 shares of Series 2019 and Series 2023, respectively, for Series 2025 Preferred Stock.
•Raised $18.3 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Repurchased $0.5 million of Series A Convertible Preferred Stock.
•Raised $7.1 million of net proceeds from the sale of our common stock issued under our registered public offering.
•Repurchased $11.9 million of common stock and OP Units at an average discount of 2% to NAV.

Our Investments

Information regarding our investments as of March 31, 2025 is as follows:

Stabilized Properties ($ in thousands, except net effective rent)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
805 Riverfront (2)	West Sacramento, CA	285	746	Sept 2023	$104,646	(3)	$60,210	$2,304	89.82%	100.00%
Alpha Mill	Charlotte, NC	267	830	May 2021	69,500		12,285	1,650	95.13%	100.00%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,531	90.84%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	1,391	98.48%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,519	96.12%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		34,376	2,022	90.43%	100.00%
Cottonwood Highland (2)(4)	Salt Lake City, UT	250	745	May 2021	65,210	(3)	44,046	1,778	92.40%	36.93%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,235	90.53%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		48,049	1,463	92.61%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,785	96.27%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,605	93.40%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,689	93.77%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		45,175	1,444	95.73%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		53,401	1,586	92.33%	100.00%
Melrose (2)	Nashville, TN	220	951	May 2021	67,400		56,600	1,763	90.45%	100.00%
Melrose Phase II (2)	Nashville, TN	139	675	May 2021	40,350		32,400	1,540	92.09%	100.00%
Parc Westborough (5)	Boston, MA	249	1,008	May 2021	74,000		16,965	2,469	97.59%	100.00%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,525	(3)	43,453	1,870	93.16%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,891	95.42%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,417	98.43%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,367	1,079	93.66%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,743	95.83%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,373	1,798	97.71%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,552	93.79%	84.19%
Sugarmont	Salt Lake City, UT	341	904	May 2021	139,792	(3)	91,200	2,231	94.71%	99.00%	(6)
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,575	94.13%	98.68%
The Marq Highland Park (2)	Tampa, FL	239	999	May 2021	65,700		46,802	2,139	95.82%	74.10%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,271	96.88%	58.60%
Total / Weighted-Average		8,051	937		$1,970,753		$1,304,542	$1,732	94.35%	90.83%

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

(5) On March 28, 2025, we entered into a contract to sell Parc Westborough for $96.2 million. On May 14, 2025, we sold Parc Westborough for net proceeds of $54.6 million after repayment of the entire drawn balance on the revolving credit facility. We expect to recognize a gain on sale during the three months ended June 30, 2025.

(6) The one percent interest not owned by us has limited rights, including the right to control on behalf of the joint venture the prosecution and resolution of all litigation, claims, or causes of action that the joint venture has or may have against certain third parties associated with the design and construction of Sugarmont, as well as the obligation to defend any cross claims resulting from these actions. In September 2024, Sugarmont entered into an agreement to settle all matters in dispute.

Development/Lease Up Properties ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Total Project Investment	Debt Outstanding (1)	Physical Occupancy Rate (2)	Percentage Owned by CROP
The Westerly (3)	Salt Lake City, UT	198	808	May 2021 (3)	41,306	—	—%	82.45%

(1) Debt outstanding is shown as if CROP owned 100% of the development property.
(2) The Westerly is estimated to be completed in the second quarter of 2026.
(3) Construction on The Westerly began in July 2023. The amount above includes contributions from the Block C Joint Venture to The Westerly as of March 31, 2025 including the related land cost and capital expenditures. Refer to the land held for development table below for additional information on the Block C Joint Venture.

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

(1) On April 25, 2025, we increased our commitment by an additional $2.0 million on the Infield preferred equity investment, and funded $1.0 million on April 30, 2025, bringing our total funding to $13.7 million.

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	1.69 acres	May 2021	$18,121	82.45%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,578	100.00%
Galleria	Salt Lake City, UT	26.07 acres	September 2022	29,957	100.00%
Total				$55,656

(1) The total investment amount above for the Block C Joint Venture consists of land held for development for Millcreek North and The Archer multifamily development projects and cash held at the joint venture for future investment. The Westerly, a project currently under development, is also funded through the Block C Joint Venture and reflected separately in the development property table above. On January 31, 2025, we entered into a contract to sell The Archer for $3.0 million. We expect to close during the third quarter of 2025.

(2) On October 15, 2024, we entered into a contract to sell approximately 6.9 acres of land at Galleria for $8.0 million. We expect to close by the second or third quarter of 2025.

Results of Operations

Our results of operations for the three months ended March 31, 2025 and 2024 are as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024	Change
Revenues
Rental and other property revenues	$37,308	$34,355	$2,953
Property management revenues	1,792	2,339	(547)
Other revenues	1,566	785	781
Total revenues	40,666	37,479	3,187
Operating expenses
Property operations expense	13,582	14,032	(450)
Property management expense	4,582	4,578	4
Asset management fee	3,091	3,144	(53)
Depreciation and amortization	14,950	14,954	(4)
General and administrative expenses	2,559	1,767	792
Impairment loss	957	—	957
Total operating expenses	39,721	38,475	1,246
Income (loss) from operations	945	(996)	1,941
Equity in earnings of unconsolidated real estate entities	1,369	1,368	1
Interest income	334	473	(139)
Interest expense	(20,047)	(20,418)	371
Loss on debt extinguishment	(98)	(1,239)	1,141
Gain on sale of real estate assets	7,932	26,638	(18,706)
Gain on legal settlement	400	—	400
Other (expense) income	(3,974)	1,222	(5,196)
(Loss) income before income taxes	(13,139)	7,048	(20,187)
Income tax benefit	125	15	110
Net (loss) income	(13,014)	7,063	(20,077)
Net loss (income) attributable to noncontrolling interests:
Limited partners	6,405	(3,856)	10,261
Partially owned entities	336	712	(376)
Net (loss) income attributable to controlling interests	(6,273)	3,919	(10,192)
Less: preferred stock dividends	$1,333	$143	$1,190
Net (loss) income attributable to common stockholders	$(7,606)	$3,776	$(11,382)

Weighted-average common shares outstanding - basic	31,543,589	31,581,072
Weighted-average common shares outstanding - diluted	31,543,589	64,362,720

Net (losses) earnings per common share - basic	$(0.24)	$0.12
Net (losses) earnings per common share - diluted	$(0.24)	$0.12

Comparison of the Three Months Ended March 31, 2025 and 2024

Rental and Other Property Revenues

Rental and other property revenues increased $3.0 million due to an increase of $3.0 million from the consolidation of Cottonwood Lighthouse Point and Alpha Mill in March 2024 and April 2024, respectively, an increase of $3.0 million from the lease up of 805 Riverfront and Cottonwood Highland during 2024, offset by a decrease of $1.2 million from the sale of Cottonwood West Palm in February 2024, a decrease of $1.6 million from the deconsolidation of The Marq Highland Park in July 2024, and a slight increase in vacancy and bad debt.

Loss on Debt Extinguishment

The $1.1 million change in loss on debt extinguishment was due to $1.2 million associated with the payoff of the Cottonwood West Palm mortgage in 2024 compared to $0.1 million associated with the payoff of the Cottonwood Broadway mortgage in 2025 when those assets were sold.

Gain on Sale of Real Estate Assets

The $7.9 million gain on sale of real estate during the three months ended March 31, 2025 was from the sale of Cottonwood Broadway. The $26.6 million gain on sale of real estate during the three months ended March 31, 2024 was from the sale of Cottonwood West Palm.

Other (Expense) Income

Net other expenses increased $5.2 million primarily due to $3.1 million in selling commissions and expenses associated with Series 2025 Preferred Stock Exchanges and changes in the fair value of interest rate caps.

Reportable Segment Net Operating Income

Reportable segment net operating income (“Reportable Segment NOI”) is a supplemental non-GAAP measure of our property operating results. We define Reportable Segment NOI as operating revenues less operating expenses. We consider Reportable Segment NOI to be an appropriate supplemental measure of operating performance to net income because it measures the core operations of property performance by excluding corporate level expenses, depreciation and amortization, and other items not directly related to ongoing property operating performance. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider Reportable Segment NOI to be an appropriate supplemental performance measure. We believe Reportable Segment NOI provides useful information to our investors regarding our results of operations because it reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, general and administrative expenses, advisory and property management fees, interest expense, gains on sale of real estate, other income and expense, and noncontrolling interests. However, Reportable Segment NOI should not be viewed as an alternative measure of our financial performance since it excludes such items which could materially impact our results of operations. Further, our Reportable Segment NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating reportable segment net operating income, therefore, our investors should consider net income (loss) as the primary indicator of our overall financial performance.

As discussed in Note 14 of the condensed consolidated financial statements, Reportable Segment NOI represents 100% of each of our consolidated and unconsolidated properties’ reportable segment rental and other property revenues and reportable segment property operations expense. Of our portfolio of multifamily properties, 24 are consolidated and four are unconsolidated for financial reporting purposes. We believe the drivers of Reportable Segment NOI for our consolidated properties are generally the same for our unconsolidated properties, of which we own on average 62.8%.

The following table reconciles the net (loss) income attributable to common stockholders in the condensed consolidated statements of operations to Reportable Segment NOI for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net (loss) income attributable to common stockholders	$(7,606)	$3,776
Depreciation and amortization	14,950	14,954
General and administrative expenses	2,559	1,767
Impairment loss	957	—
Property management revenues	(1,792)	(2,339)
Property management expense	4,582	4,578
Asset management fee	3,091	3,144
Other revenues	(1,566)	(785)
Equity in earnings of unconsolidated real estate entities	(1,369)	(1,368)
Interest income	(334)	(473)
Interest expense	20,047	20,418
Loss on debt extinguishment	98	1,239
Gain on sale of real estate	(7,932)	(26,638)
Gain on legal settlement	(400)	—
Other expense (income)	3,974	(1,222)
Income tax benefit	(125)	(15)
Net (loss) income attributable to noncontrolling interests - limited partners	(6,405)	3,856
Net loss attributable to noncontrolling interests - partially owned entities	(336)	(712)
Less preferred stock dividends	1,333	143
Rental and other property revenues of unconsolidated properties	7,080	8,395
Property operations expense of unconsolidated properties	(2,400)	(3,433)
Reportable segment net operating income	$28,406	$25,285

Refer to Note 14 for the details of Reportable Segment NOI, including significant expenses, for the three months ended March 31, 2025 and 2024.

Reportable Segment NOI increased $3.1 million for the three months ended March 31, 2025 when compared to the same period in the prior year primarily due to increases in net operating income from the lease up of Cottonwood Highland and 805 Riverfront, offset by lost net operating income from the sale of Cottonwood West Palm.

We also evaluate the performance of operating properties within our reportable segment using a same store analysis (“Same Store NOI”) because the population of properties is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. Our same store portfolio includes those properties in our reportable segment for which we manage and have ownership interests in for the entirety of both current and prior years. Operating properties excluded from same store include development properties that have undergone lease up and properties that have been acquired or disposed during the same store reporting period. We evaluate Same Store NOI based on our ownership in the properties within the same store portfolio, applying our ownership percentage at March 31, 2025 for all periods presented. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

For the three months ended March 31, 2025, our same store portfolio consisted of 21 consolidated properties, representing approximately 6,000 units, and four unconsolidated properties, representing approximately 1,200 units.

The following table reconciles Reportable Segment NOI, as reconciled to net loss attributable to common stockholder above, to Same Store NOI for the three months ended March 31, 2025 and 2024 ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Reportable segment net operating income	$28,406	$25,285
Lease up properties	(2,470)	463
Disposed properties	(1,730)	(1,562)
Non-core property expenses, net	(332)	178
At share adjustments (1)	(1,971)	(1,942)
Same Store NOI	$21,903	$22,422

(1) Adjustment to apply CROP’s ownership percentage in the properties within the same store portfolio.

Comparison of the Three Months Ended March 31, 2025 and 2024

Same store NOI decreased slightly for the three months ended March 31, 2025 when compared to the same periods in the prior year. The weighted-average rents for the same store portfolio were $1,683 and $1,690, while the weighted-average occupancy rate for the same store portfolio was 94.5% at March 31, 2025 and 2024. For the three months ended March 31, 2025, utilities increased while insurance and real estate taxes decreased when compared to the same period in the prior year.

Funds from Operations

We believe funds from operations, or FFO, is a beneficial indicator of the performance of an equity REIT and of our company. We compute FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts, or NAREIT, as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), gains and losses from change in control, impairment losses on operating real estate assets, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization, and after adjustments for our share of unconsolidated partnerships and joint ventures.

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

The following table presents the calculation of FFO and Core FFO ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Net (loss) income attributable to controlling interests	$(6,273)	$3,919
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	14,349	14,279
Depreciation and amortization from unconsolidated real estate entities	1,988	2,287
Gain on sale of real estate assets	(7,932)	(26,638)
Income (loss) allocated to noncontrolling interests - limited partners	(6,405)	3,856
Amount attributable to above from noncontrolling interests - partially owned entities	(514)	(505)
Funds from operations attributable to common stockholders and unit holders	(4,787)	(2,802)
Adjustments:
Gain on legal settlement	(400)	—
Amortization of intangible assets	601	675
Amortization of debt issuance costs	946	739
Accretion of discount on preferred stock	939	685
Selling commissions and expenses from Series 2025 Preferred Stock Exchanges	3,090	—
Share-based compensation	1,042	982
Promote from incentive allocation agreement (tax effected)	—	(40)
Losses on debt extinguishment	98	1,239
Impairment loss	957	—
Losses (gains) on derivatives	690	(594)
Legal costs and settlements, net	(7)	(703)
Other adjustments (1)	320	(390)
Amount attributable to above from noncontrolling interests and unconsolidated entities	55	7
Core funds from operations attributable to common stockholders and unit holders	$3,544	$(202)

FFO per common share and unit - diluted	$(0.07)	$(0.04)
Core FFO per common share and unit - diluted	$0.05	$0.00
Weighted-average diluted common shares and units outstanding - FFO and Core FFO	69,794,328	64,362,720

(1) Other adjustments include acquisition fees and expenses, insurance losses, and other miscellaneous non-cash or non-recurring items.

Weighted-average dilutive common shares and units for FFO and Core FFO are as follows:

	Three Months Ended March 31,
	2025	2024
Dilutive weighted-average Series A Convertible Preferred shares	6,038,949	693,606
Weighted-average common shares	31,543,589	31,581,072
Weighted-average limited partnership units	32,211,790	32,088,042
Weighted-average common shares and units outstanding	69,794,328	64,362,720

    Refer to “Results of Operations” and “Reportable Segment Net Operating Income” above for further detail.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a March 31, 2025 NAV per share for our outstanding Class T, Class D, Class I, and Class A shares of $11.5429.

The purchase price per share for each class of common stock will vary and will generally equal our prior month’s NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. Refer to Part II. Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities – Net Asset Value and — NAV and NAV Per Share Calculation” in our Annual Report on Form 10-K for further information on the valuation methods used for the purposes of determining the valuations of our assets and liabilities.

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

Our total NAV in the following table includes the NAV of our outstanding classes of common stock, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of March 31, 2025 ($ in thousands except share data):

Components of NAV*	As of March 31, 2025
Investments in Multifamily Operating Properties	$2,035,060
Investments in Multifamily Development Properties	46,383
Investments in Real Estate-Related Structured Investments	99,814
Investments in Land Held for Development	44,120
Operating Company and Other Net Current Assets	15,701
Cash and Cash Equivalents	19,361
Secured Real Estate Financing	(1,192,465)
Subordinated Unsecured Notes	(20,690)
Preferred Equity	(237,921)
Convertible Preferred Equity	(78,054)
Net Asset Value	$731,309
Fully-diluted Shares/Units Outstanding	63,355,792

* Presented as adjusted for our economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2025 ($ in thousands, except share and per share data):

	Class
	T	D	I	A	OP(1)	Total
As of March 31, 2025
Monthly NAV	$49,887	$4,909	$77,537	$227,096	$371,880	$731,309
Fully-diluted Outstanding Shares/Units	4,321,922	425,327	6,717,264	19,674,086	32,217,193	63,355,792
NAV per Fully-diluted Share/Unit	$11.5429	$11.5429	$11.5429	$11.5429	$11.5429

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the Independent Appraisal Firms in the discounted cash flow methodology used in the March 31, 2025, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.81%	5.42%

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

A change in these assumptions would impact the calculation by the Independent Appraisal Firms of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values
Discount Rate	0.25% decrease	2.3%
	0.25% increase	(2.3)%
Exit Capitalization Rate	0.25% decrease	3.4%
	0.25% increase	(3.0)%

* Presented as adjusted for our economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

March 31, 2025
Stockholders’ equity	$234,338
Non-controlling interests attributable to limited partners	172,018
$406,356
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	$248,299
Discount on preferred stock	(8,154)
Convertible preferred shares	(78,054)
Unrealized net real estate and debt appreciation	149,219
Other (1)	13,643
NAV	$731,309

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
•Our investments in real estate are presented under historical cost in our GAAP condensed consolidated financial statements. Additionally, our mortgage notes, revolving credit facility and construction loans are presented at their carrying value in our GAAP condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our instruments are recorded at fair value.

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended March 31, 2025, our total operating expenses were less than the 2%/25% Limitation.

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

We intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals at the property level. Factors which could increase or decrease our future liquidity include but are not limited to operating performance of the properties, the interest rate environment and inflation which could increase our expenses, the satisfaction of REIT dividend requirements and the volume of repurchase requests under our share purchase program. We have satisfied all of our repurchase requests to date. Due to commitments on our structured investments and development projects, which we believe will be accretive to our portfolio, our available cash to fund repurchase requests is limited. We completed the sale of Cottonwood Broadway (February 2025) to strengthen our liquidity position and enhance our ability to fund repurchase requests and anticipate we will be able to fully fund repurchase requests. We also completed the sale of Parc Westborough on May 14, 2025. To continue to bolster our liquidity position, we may pursue additional strategic asset sales in the future or seek additional sources of capital.

As of March 31, 2025, we have $807.9 million of fixed rate debt and $300.6 million of variable rate debt, which includes $44.0 million of construction loans. We have interest rate cap hedging instruments on $167.1 million, or 55.6%, of our variable rate debt. In addition, CROP has issued unsecured promissory notes in a private placement offering, in an aggregate amount of $20.7 million as of March 31, 2025.

We have a credit facility in place with JP Morgan that provides us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our option, subject to loan-to-value requirements, debt-service coverage ratios and other covenants and restrictions as set forth in the loan documents. At March 31, 2025 the $100.0 million credit facility was secured by Parc Westborough and Alpha Mill and was capped at $80.8 million due to the current interest rate environment and the applicable debt-service coverage ratio. As of March 31, 2025, we had advances of $29.3 million on the credit facility. With the sale of Parc Westborough in May 2025, all advances on the credit facility were paid off and the capacity on the credit facility was reduced to $34.7 million.

One of our principal long-term liquidity requirements includes the repayment of maturing debt. Aggregate maturities will be $81.8 million for the year ended December 31, 2025 and for the years ending 2026 through 2029 will be $141.3 million, $363.9 million, $72.2 million, and $45.9 million, respectively, and $443.5 million in the aggregate thereafter. Of the $81.8 million maturing during the current year ended December 31, 2025, $20.7 million relates to our 2019 6% Unsecured Promissory Notes and $60.2 million relates to 805 Riverfront, which can be extended to June 2026.

We have issued and outstanding Series 2019, Series 2023, Series 2023-A and Series 2025 Preferred Stock, each of which are similar in nature. Each series must be redeemed for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on the redemption date.

The Series 2019 Preferred Stock redemption date is December 31, 2025. The Series 2023 Preferred Stock redemption date is June 30, 2027, subject to two one-year extensions at our option. The Series 2023-A Preferred Stock redemption date is December 31, 2027. The Series 2025 Preferred Stock redemption date is December 31, 2028, subject to two one-year extension options at our discretion.

As of March 31, 2025, we had 8.8 million shares outstanding for our Series 2019 Preferred Stock, 10.7 million shares outstanding for our Series 2023 Preferred Stock, 0.3 million shares outstanding for our Series 2023-A Preferred Stock, and 4.0 million shares outstanding for our Series 2025 Preferred Stock.

Holders of Series 2019 Preferred Stock and Series 2023 Preferred Stock may exchange their shares at a ratio between 1:1 and 1:1.0782 with respect to the Series 2019 Preferred Stock and at a ratio of 1:1 with respect the Series 2023 Preferred Stock through June 30, 2025, which date may be extended at the discretion of the board of directors. As of May 9, 2025, $53.2 million of Series 2019 Preferred Stock had been exchanged into Series 2025 Preferred Stock, reducing the amount of Series 2019 Preferred Stock to be redeemed to $66.6 million.

Management intends to pay this obligation with proceeds from the sale of real estate assets, including Parc Westborough (Refer to Note 3 in the notes to the condensed consolidated financial statements), cash on hand and available capacity on our revolving credit facility. We project these actions will provide sufficient liquidity to satisfy the redemption of Series 2019 Preferred Stock on maturity.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(5,463)	$(1,086)
Net cash provided by investing activities	63,456	66,705
Net cash used in financing activities	(69,606)	(60,161)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(11,613)	$5,458

Net cash flows from operating activities decreased by $4.4 million compared to the same period in the prior year primarily due to $3.0 million in selling commissions and expenses from Series 2025 Preferred Stock exchanges, large legal fee refunds in 2024 that were not present in 2025, property sales, and higher interest costs primarily from our preferred offerings.

Net cash flows from investing activities decreased by $3.2 million compared to the same period in the prior year. The decrease came from the issuance of a $7.0 promissory note to the buyer of Cottonwood Broadway and the absence of cash acquired from consolidations, which was $2.2 million in the prior year with Cottonwood Lighthouse Point. These decreases were offset by the absence of funds provided for preferred equity investments and mezzanine loans, which were $1.3 million and $3.4 million, respectively, during the same period in the prior year. In addition, the sale of Cottonwood Broadway in February 2025 provided $1.0 million more in cash than what was provided with the sale of Cottonwood West Palm in February of 2024.

Net cash flows from financing activities decreased by $9.4 million compared to the same period in the prior year. This is primarily due to a decrease of $47.0 million in borrowings on our revolving credit facility, mortgage notes and construction loans, and an increase of $1.0 million in distributions. This was offset by $19.0 in net proceeds received from land loans, $9.5 million in net proceeds received from the issuance of preferred and common stock, and a decrease of $10.0 million in redemptions of preferred and common stock.

Distributions

The following table shows distributions paid and cash flow (used in) provided by operating activities during the nine months ended March 31, 2025 and the year ended December 31, 2024 ($ in thousands):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Distributions paid in cash - convertible preferred stockholders	$1,193	$1,885
Distributions paid in cash - common stockholders	4,778	19,544
Distributions paid in cash to noncontrolling interests - limited partners	5,894	23,708
Distributions of DRP (reinvested)	871	3,182
Total distributions (1)	$12,736	$48,319

Source of distributions (2)
Paid from cash flows provided by operations	$—	$16,529
Paid from proceeds from realized investments	11,865	28,608
Offering proceeds from issuance of common stock pursuant to the DRP	871	3,182
Total sources	$12,736	$48,319

Net cash (used in) provided by operating activities (2)	$(5,463)	$15,443

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

For the three months ended March 31, 2025, distributions declared to convertible preferred stockholders, common stockholders and limited partners were $1.3 million, $5.6 million and $5.9 million, respectively.

For the three months ended March 31, 2025, we paid cash distributions to convertible preferred stockholders, common stockholders and limited partners of $1.2 million, $4.8 million and $5.9 million, respectively. For the three months ended March 31, 2025, our net loss was $13.0 million. Cash flows used in operating activities for the three months ended March 31, 2025 was $5.5 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2024 for discussions of our critical accounting estimates. As of March 31, 2025, our critical accounting estimates have not changed from those described in that report.

Subsequent Events

Prospect Mezzanine Loan

On April 16, 2025, we entered into an agreement to provide a $5.1 million mezzanine loan to refinance Prospect on Central, a mixed-use property in Denver, Colorado. We provided the first $3.8 million of our commitment upon the execution of the agreement, while the remaining $1.3 million is held in reserve. The mezzanine loan is paid current interest at a rate of 15.0% on the entire commitment drawn from the debt service reserve and matures on May 8, 2027 with two 12-month extension options, subject to conditions being met.

Infield Funding

On April 25, 2025, we increased our commitment by an additional $2.0 million on the Infield preferred equity investment, and funded $1.0 million on April 30, 2025, bringing our total funding to $13.7 million.

Sale of Parc Westborough

On May 14, 2025, we sold Parc Westborough for net proceeds of $54.6 million after repayment of the entire drawn balance on the revolving credit facility. We expect to recognize a gain on sale during the three months ended June 30, 2025.

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

We have both fixed and variable rate debt. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes do affect the fair value of fixed rate instruments. As of March 31, 2025, the face value of our fixed rate mortgage debt was $807.9 million and the estimated aggregate fair value was $792.6 million. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of March 31, 2025, the fair value of our fixed rate debt would have decreased by $13.0 million.

Conversely, movements in interest rates on variable rate debt change future earnings and cash flows, but, other than changes in required risk premiums, do not significantly affect fair value. As of March 31, 2025, we had $300.6 million of variable rate debt outstanding, including $44.0 million of construction loans, with 55.6% of our variable rate debt under rate cap hedging arrangements. If interest rates on non-hedged variable rate debt had been 100 basis points higher during the three months ended March 31, 2025, our interest expense would have increased by approximately $330,000. Interest on construction loans prior to being placed in service is capitalized; therefore, the impact of a change in interest rates on our condensed consolidated statements of operations would be less than the total change, but we would incur higher cash payments and capitalized costs, resulting in greater depreciation in later years.

The weighted-average interest rate of our variable rate debt at March 31, 2025 was 6.15%. The interest rate represents the actual interest rate in effect at March 31, 2025 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2025 were applicable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to our Company

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the three months ended March 31, 2025, we had consolidated net loss of $13.0 million. For the year ended December 31, 2024, we had consolidated net loss of $20.6 million. As of March 31, 2025, we had an accumulated deficit of $112.0 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $15.0 million for the three months ended March 31, 2025 and $65.3 million for the year ended December 31, 2024.

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

For the three months ended March 31, 2025, and the year ended December 31, 2024, we paid aggregate distributions to convertible preferred stockholders, common stockholders and limited partnership unit holders of $12.7 million and $48.3 million, including $11.9 million and $45.1 million of distributions paid in cash and $0.9 million and $3.2 million of distributions reinvested through our distribution reinvestment plan, respectively.

Our net loss for the three months ended March 31, 2025 was $13.0 million and our net loss for the year ended December 31, 2024 was $20.6 million. Cash flows used in operating activities were $5.5 million for the three months ended March 31, 2025, and cash flows provided by operating activities were $15.4 million for the year ended December 31, 2024.

We funded our total distribution paid during the three months ended March 31, 2025, which includes net cash distributions and distribution reinvestment by stockholders, with $0.9 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan and $11.9 million from proceeds from realized investments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the three months ended March 31, 2025, we sold equity securities that were not registered under the Securities Act and not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K as described below.

LTIP Units

On January 9, 2025, we granted 23,420 time-based LTIP Units in CROP with an aggregate value of $0.3 million, to our three independent directors as compensation for serving as directors. The LTIP Units have a one-year vesting schedule.

On January 9, 2025, we granted an aggregate of 132,521 time-based LTIP Units in CROP with an aggregate value of $1.6 million to our executive officers and certain of our employees as equity compensation. The LTIP Units vest over four years in equal installments on a quarterly basis, subject to continued service.

The value of the LTIP Units granted in January 2025 was determined by reference to the November 30, 2024 net asset value of OP Units of $12.1688. The issuance of all such shares of LTIP Units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

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

Class I Common Stock

On January 9, 2025, we granted 18,687 restricted shares of our Class I common stock to certain employees of us and our advisor and its affiliates for past and future services for us. The restricted stock units have a four-year vesting schedule. The shares were issued exclusively to accredited investors in reliance on Rule 506(b) of Regulation D. No general solicitation or underwriters were involved in the issuance. The shares were issued at the most recently disclosed net asset value or NAV of per share on November 30, 2024, as determined based on the valuation guidelines adopted by our board of directors which was $12.1688.

During the three months ended March 31, 2025, we issued 147,400 shares of Class I common stock upon exchange of corresponding OP Units held by various limited partners. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the OP Units. The Class I common stock was issued at the most recently disclosed NAV of the Class I shares as determined based on the valuation guidelines adopted by our board of directors.

Share Repurchase Program

We have adopted a share repurchase program, whereby subject to the limitations of the program, on a monthly basis, stockholders may request that we repurchase all or any portion of their shares. We are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion.

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

During the three months ended March 31, 2025, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased (1)	Repurchases as a Percentage of NAV (2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
January 2025	338,494	1.0612681%	$11.7809	—
February 2025	204,007	0.6337656%	$11.6992	—
March 2025	455,794	1.4255518%	$11.6360	—
Total	998,295

(1) All shares have been repurchased pursuant to our share repurchase program.
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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Sales of Series 2025 Preferred Stock

During the period from May 7, 2025 through May 14, 2025, we issued and sold 113,281 shares of Series 2025 Preferred Stock in the Series 2025 Private Offering and received aggregate proceeds of $1,124,000. In connection with the sale of these shares in the Series 2025 Private Offering, we paid selling commissions of $61,800 and aggregate placement fees of $34,658. Additionally, during the same period, we issued and sold 10,638 shares of Series 2025 Preferred Stock in exchange for our Series 2019 Preferred Stock or Series 2023 Preferred Stock, as applicable, in the Exchange Offering and paid aggregate selling commissions of $0 and placement fees of $2,950. As of May 14, 2025, there were 6,849,344 shares of our Series 2025 Preferred Stock outstanding.

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
3.19
Articles of Amendment for the terms of the Series A Convertible Preferred Stock of Cottonwood Communities, Inc. (incorporated by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 12, 2024)

3.20
Articles Supplementary for the terms of the Series 2025 Preferred Stock of Cottonwood Communities, Inc. (incorporated by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2025)

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates), incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018

4.2
Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus included in the Company’s Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-258754) filed October 21, 2021

4.3	Multiple Class Plan, incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment no. 7 to its Registration Statement on Form S-11 (No. 333-215272) filed August 11, 2021

4.4	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus included in the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754))
10.1*	Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2025
10.2*	Renewal Agreement dated May 7, 2025 by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC with respect to Reimbursement and Cost Sharing Agreement dated May 7, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

By:	/s/ Daniel Shaeffer
Daniel Shaeffer, Chief Executive Officer

By:	/s/ Adam Larson
Adam Larson, Chief Financial Officer

Dated: May 15, 2025