Form 10-Q
period 2025-06-30
Cottonwood Communities, Inc.
filed 2025-08-14
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 8, 2025, there were 4,303,859 shares of the registrant’s Class T common stock, 465,385 shares of the registrant's Class D common stock, 6,409,529 shares of the registrant's Class I common stock, and 18,815,829 shares of the registrant’s Class A common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Real estate assets, net	$1,413,322	$1,679,497
Investments in unconsolidated real estate entities	114,008	111,556
Investments in real estate-related loans, net	37,018	30,027
Cash and cash equivalents	128,898	59,877
Restricted cash	25,929	33,560
Other assets	38,645	29,338
Total assets	$1,757,820	$1,943,855
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$919,434	$1,151,514
Construction loans, net	44,052	44,046
Land loans, net	19,100	—
Preferred stock, net	238,488	221,072
Unsecured promissory notes, net	20,490	21,350
Accounts payable, accrued expenses and other liabilities	61,273	60,944
Total liabilities	1,302,837	1,498,926
Commitments and contingencies (Note 13)
Equity and noncontrolling interests
Stockholders' equity
Series A Convertible Preferred Stock, $0.01 par value, 15,000,000 shares authorized at $10.00 per share; 9,100,307 and 5,825,457 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	80,126	50,668
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,312,693 and 4,289,506 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	43	43
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 465,874 and 386,477 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	5	4
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 6,337,676 and 6,162,803 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	63	62
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 19,036,891 and 20,358,844 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	184	197
Additional paid-in capital	363,846	372,611
Accumulated distributions - Series A Convertible Preferred	(5,272)	(2,255)
Accumulated distributions - common stock	(95,984)	(84,797)
Accumulated deficit	(93,808)	(105,717)
Total stockholders' equity	249,203	230,816
Noncontrolling interests
Limited partners	178,590	186,032
Partially owned entities	27,190	28,081
Total noncontrolling interests	205,780	214,113
Total equity and noncontrolling interests	454,983	444,929
Total liabilities, equity and noncontrolling interests	$1,757,820	$1,943,855

See accompanying notes to condensed consolidated financial statements

Note: The condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 include assets of consolidated variable interest entities, or VIEs of $491.2 million and $498.9 million, respectively, and liabilities of $409.5 million and $409.7 million, respectively. Refer to Note 11 for additional discussion of our VIEs.

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Rental and other property revenues	$35,185	$37,066	$72,493	$71,421
Property management revenues	1,659	2,043	3,451	4,382
Other revenues	2,140	989	3,706	1,774
Total revenues	38,984	40,098	79,650	77,577
Operating expenses
Property operations expense	13,543	13,433	27,125	27,465
Property management expense	4,785	4,559	9,367	9,137
Asset management fee	3,032	3,129	6,123	6,273
Depreciation and amortization	14,236	17,199	29,186	32,153
General and administrative expenses	2,930	1,178	5,489	2,945
Impairment loss	—	—	957	—
Total operating expenses	38,526	39,498	78,247	77,973
Income (loss) from operations	458	600	1,403	(396)
Equity in earnings of unconsolidated real estate entities	1,516	2,250	2,885	3,618
Interest income	481	495	815	968
Interest expense	(18,312)	(21,257)	(38,359)	(41,675)
Loss on debt extinguishment	(1,634)	(201)	(1,732)	(1,440)
Gain on sale of real estate assets	56,834	5	64,766	26,643
Gain on legal settlement	—	—	400	—
Other (expense) income	(3,144)	(1,105)	(7,118)	117
Income (loss) before income taxes	36,199	(19,213)	23,060	(12,165)
Income tax benefit (expense)	295	(47)	420	(32)
Net income (loss)	36,494	(19,260)	23,480	(12,197)
Net (income) loss attributable to noncontrolling interests:
Limited partners	(18,720)	9,051	(12,315)	5,195
Partially owned entities	408	861	744	1,573
Net income (loss) attributable to controlling interests	18,182	(9,348)	11,909	(5,429)
Less: preferred stock dividends	1,684	471	3,017	614
Net income (loss) attributable to common stockholders	$16,498	$(9,819)	$8,892	$(6,043)

Weighted-average common shares outstanding - basic	31,018,873	31,647,211	31,279,782	31,614,142
Weighted-average common shares outstanding - diluted	38,574,476	31,647,211	31,279,782	31,614,142

Net earnings (losses) per common share - basic	$0.53	$(0.31)	$0.28	$(0.19)
Net earnings (losses) per common share - diluted	$0.47	$(0.31)	$0.28	$(0.19)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2025	$50,668	$43	$4	$62	$197	$372,611	$(2,255)	$(84,797)	$(105,717)	$230,816	$186,032	$28,081	$444,929
Issuance of Series A Convertible Preferred Stock	19,899	—	—	—	—	—	—	—	—	19,899	—	—	19,899
Offering Costs - Series A Convertible Preferred Stock	(1,621)	—	—	—	—	—	—	—	—	(1,621)	—	—	(1,621)
Series A Convertible Preferred Stock repurchased	(450)	—	—	—	—	—	—	—	—	(450)	—	—	(450)
Issuance of common stock	—	1	—	5	—	7,660	—	—	—	7,666	—	—	7,666
Offering costs - common stock	—	—	—	—	—	(489)	—	—	—	(489)	—	—	(489)
Distribution reinvestment	—	—	—	—	—	871	—	—	—	871	—	—	871
Common stock/CROP Units repurchased	—	(1)	—	(2)	(7)	(11,758)	—	—	—	(11,768)	(90)	—	(11,858)
Exchanges and transfers	—	—	—	1	—	1,792	—	—	—	1,793	(1,793)	—	—
Share-based compensation	—	—	—	—	—	93	—	—	—	93	949	—	1,042
Distributions to investors	—	—	—	—	—	—	(1,333)	(5,648)	—	(6,981)	(5,893)	(93)	(12,967)
Net loss	—	—	—	—	—	—	—	—	(6,273)	(6,273)	(6,405)	(336)	(13,014)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	782	—	—	—	782	(782)	—	—
Balance at March 31, 2025	$68,496	$43	$4	$66	$190	$371,562	$(3,588)	$(90,445)	$(111,990)	$234,338	$172,018	$27,652	$434,008
Issuance of Series A Convertible Preferred Stock	12,693	—	—	—	—	—	—	—	—	12,693	—	—	12,693
Offering Costs - Series A Convertible Preferred Stock	(1,063)	—	—	—	—	—	—	—	—	(1,063)	—	—	(1,063)
Issuance of common stock	—	1	1	1	—	2,815	—	—	—	2,818	—	—	2,818
Offering costs - common stock	—	—	—	—	—	(491)	—	—	—	(491)	—	—	(491)
Distribution reinvestment	—	—	—	—	—	873	—	—	—	873	—	—	873
Common stock/CROP Units repurchased	—	(1)	—	(7)	(6)	(17,475)	—	—	—	(17,489)	(600)	—	(18,089)
Exchanges and transfers	—	—	—	3	—	3,640	—	—	—	3,643	(3,643)	—	—
Share-based compensation	—	—	—	—	—	76	—	—	—	76	780	—	856
Distributions to investors	—	—	—	—	—	—	(1,684)	(5,539)	—	(7,223)	(5,839)	(54)	(13,116)
Net income (loss)	—	—	—	—	—	—	—	—	18,182	18,182	18,720	(408)	36,494
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	2,846	—	—	—	2,846	(2,846)	—	—
Balance at June 30, 2025	$80,126	$43	$5	$63	$184	$363,846	$(5,272)	$(95,984)	$(93,808)	$249,203	$178,590	$27,190	$454,983

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2024	$1,569	$39	$2	$43	$226	$373,954	$(14)	$(62,114)	$(94,761)	$218,944	$221,617	$30,986	$471,547
Issuance of Series A Convertible Preferred Stock	13,608	—	—	—	—	—	—	—	—	13,608	—	—	13,608
Offering Costs - Series A Convertible Preferred Stock	(1,713)	—	—	—	—	—	—	—	—	(1,713)	—	—	(1,713)
Issuance of common stock	—	1	—	3	—	5,976	—	—	—	5,980	—	—	5,980
Offering costs - common stock	—	—	—	—	—	(88)	—	—	—	(88)	—	—	(88)
Distribution reinvestment	—	—	—	—	—	724	—	—	—	724	—	—	724
Common stock/CROP Units repurchased	—	(1)	—	(1)	(7)	(12,575)	—	—	—	(12,584)	(1,968)	—	(14,552)
Exchanges and transfers	—	—	—	1	—	612	—	—	—	613	(613)	—	—
CROP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	3,322	—	3,322
Share-based compensation	—	—	—	—	—	53	—	—	—	53	929	—	982
Distributions to investors	—	—	—	—	—	—	(143)	(5,656)	—	(5,799)	(5,887)	(39)	(11,725)
Net income (loss)	—	—	—	—	—	—	—	—	3,919	3,919	3,856	(712)	7,063
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	1,914	—	—	—	1,914	(1,914)	—	—
Balance at March 31, 2024	$13,464	$39	$2	$46	$219	$370,570	$(157)	$(67,770)	$(90,842)	$225,571	$219,342	$30,235	$475,148
Issuance of Series A Convertible Preferred Stock	12,969	—	—	—	—	—	—	—	—	12,969	—	—	12,969
Offering Costs - Series A Convertible Preferred Stock	(1,570)	—	—	—	—	—	—	—	—	(1,570)	—	—	(1,570)
Issuance of common stock	—	3	1	6	—	11,714	—	—	—	11,724	—	—	11,724
Offering costs - common stock	—	—	—	—	—	(1,048)	—	—	—	(1,048)	—	—	(1,048)
Distribution reinvestment	—	—	—	—	—	774	—	—	—	774	—	—	774
Common stock/CROP Units repurchased	—	(1)	—	(1)	(9)	(13,413)	—	—	—	(13,424)	(1,848)	—	(15,272)
Exchanges and transfers	—	—	—	4	—	5,364	—	—	—	5,368	(5,368)	—	—
CROP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	10,891	—	10,891
Share-based compensation	—	—	—	—	—	70	—	—	—	70	947	—	1,017
Distributions to investors	—	—	—	—	—	—	(471)	(5,672)	—	(6,143)	(6,016)	(27)	(12,186)
Net loss	—	—	—	—	—	—	—	—	(9,348)	(9,348)	(9,051)	(861)	(19,260)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	1,111	—	—	—	1,111	(1,111)	—	—
Balance at June 30, 2024	$24,863	$41	$3	$55	$210	$375,142	$(628)	$(73,442)	$(100,190)	$226,054	$207,786	$29,347	$463,187

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$23,480	$(12,197)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	29,186	32,153
Gain on sale of real estate assets	(64,766)	(26,643)
Share-based compensation	1,898	1,999
Deferred taxes	(484)	—
Amortization of debt issuance costs, discounts and premiums	3,574	2,990
Paid-in-kind interest on construction loans	—	2,265
Derivative fair value adjustments	1,037	1,021
Loss on debt extinguishment	1,732	1,440
Impairment loss	957	—
Other operating	122	(298)
Equity in earnings of unconsolidated real estate entities	(2,885)	(3,618)
Distributions from unconsolidated real estate entities - return on capital	1,433	3,157
Changes in operating assets and liabilities:
Other assets	(5,604)	(5,375)
Accounts payable, accrued expenses and other liabilities	2,269	8,959
Net cash (used in) provided by operating activities	(8,051)	5,853
Cash flows from investing activities:
Cash acquired on consolidation of real estate	—	4,485
Proceeds from sale of real estate assets, net	327,031	82,434
Promissory note to buyer of real estate assets	(7,000)	—
Capital expenditures and development activities	(25,677)	(27,586)
Investments in unconsolidated real estate entities	(1,000)	(1,314)
Proceeds from sale of investments in unconsolidated real estate entities	—	9,900
Contributions to investments in real estate-related loans	(6,876)	(15,544)
Net cash provided by investing activities	286,478	52,375

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Principal payments on mortgage notes	(358)	(231)
Borrowings from revolving credit facility	11,000	63,981
Repayments on revolving credit facility	(67,264)	(42,000)
Borrowings under mortgage notes	42,556	103,361
Repayments of mortgage notes	(221,405)	(48,458)
Deferred financing costs on mortgage notes	—	(806)
Borrowings from construction loans	6	8,312
Repayments of construction loans	—	(96,681)
Payoff of preferred interest liability	—	(15,300)
Borrowings under land loans	19,240	—
Deferred financing costs on land loans	(222)	—
Repayments of related party notes assumed on acquisition	—	(1,332)
Proceeds from issuance of preferred stock	18,502	10,969
Redemption of preferred stock	(1,013)	(2,543)
Offering costs paid on issuance of preferred stock	(1,780)	(1,217)
Repurchase of unsecured promissory notes	(843)	(755)
Proceeds from issuance of Series A Convertible Preferred Stock	32,708	25,851
Offering costs paid on issuance of Series A Convertible Preferred Stock	(2,682)	(3,214)
Repurchase of Series A Convertible Preferred Stock	(450)	—
Proceeds from issuance of common stock	10,484	17,703
Repurchase of common stock/CROP Units	(30,222)	(35,684)
Offering costs paid on issuance of common stock	(1,092)	(1,506)
Distributions to convertible preferred stockholders	(2,797)	(448)
Distributions to common stockholders	(9,504)	(9,857)
Distributions to noncontrolling interests - limited partners	(11,754)	(11,853)
Distributions to noncontrolling interests - partially owned entities	(147)	(65)
Net cash used in financing activities	(217,037)	(41,773)
Net increase in cash and cash equivalents and restricted cash	61,390	16,455
Cash and cash equivalents and restricted cash, beginning of period	93,437	90,813
Cash and cash equivalents and restricted cash, end of period	$154,827	$107,268

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$128,898	$73,521
Restricted cash	25,929	33,747
Total cash and cash equivalents and restricted cash	$154,827	$107,268

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024

Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued deferred offering costs	$(146)	$(339)
Distributions reinvested in common stock	1,744	1,498
Changes in accrued capital expenditures	(55)	(12,047)
Changes in accrued redemptions	(574)	(5,509)
Cottonwood Lighthouse Point Acquisition
Real estate assets, net of cash acquired	$—	$86,961
Mortgage note assumed	—	(47,581)
Other assets and liabilities assumed, net	—	(2,426)
Value of CROP Units issued for interests acquired	—	3,322
Alpha Mill Acquisition
Real estate assets, net of cash acquired	$—	$73,253
Mortgage note assumed	—	(38,295)
Other assets and liabilities assumed, net	—	181
Value of CROP Units issued for interests acquired	—	10,891

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

We conducted an initial public offering of common stock (the “Initial Offering”) from August 13, 2018 to December 22, 2020, from which we raised gross proceeds of $122.0 million. In November 2021, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of June 30, 2025, we have raised gross proceeds of $253.8 million from the Follow-on Offering, including $9.6 million proceeds from the DRP Offering. We intend to conduct a continuous public offering of our common stock that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and applicable state laws.

Since November 2019, we have periodically conducted private placement offerings exempt from registration under the Securities Act pursuant to which we have offered for sale to accredited investors preferred stock at a purchase price of $10.00 per share of preferred stock (the “Private Offerings”). As of June 30, 2025, we have raised gross proceeds of $345.8 million from the Private Offerings. Additional information about our preferred stock is included in Note 8 and Note 9 to these condensed consolidated financial statements. In addition, our board of directors has approved a program for us, through CROP, to sell beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”) through private placement offerings exempt from registration under the Securities Act. We expect to commence our first offering pursuant to this DST Program in the third quarter of 2025.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of June 30, 2025, our portfolio consists of ownership interests or structured investment interests in 33 multifamily apartment communities with a total of 8,966 units, including 198 units in one multifamily apartment community under construction and another 1,307 units in six multifamily apartment communities in which we have a structured investment interest. In addition, we have an ownership interest in four land sites. We operate as one reportable segment comprising multifamily real estate.

Proposed Merger with RealSource

On June 25, 2025, we, CROP and our wholly owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RealSource Properties, Inc. (“RS”) and RealSource Properties OP, LP, a subsidiary and the operating partnership of RS (“RSOP,” and together with RS, the “RS Parties”). The merger is a stock-for-stock and unit-for-unit transaction whereby, subject to the terms and conditions of the Merger Agreement, RS will be merged with and into Merger Sub and RSOP will be merged with and into CROP.

If the closing conditions are met or waived, the merger will result in us acquiring the 11-property, 3,565-unit portfolio of multifamily assets of the RS Parties. In connection with the merger, we will also acquire third-party property management contracts on seven additional properties totaling 1,353 units.

At the effective time of the merger with and into Merger Sub, each issued and outstanding share of RS common stock, $0.01 par value per share (“RS Common Stock”), that is not cancelled and retired under the Merger Agreement will be converted into the right to receive 0.8893 shares of our Class I common stock, subject to adjustment as described in the Merger Agreement. As of June 25, 2025, there were 211,495.63 shares of RS Common Stock issued and outstanding. At the effective time of the merger with and into CROP, each issued and outstanding common unit of limited partnership interests in RSOP (“RSOP Partnership Unit”) that is not cancelled and retired under the Merger Agreement will be converted into the right to receive common units of limited partnership interest in at the same ratio as the common stock. As of June 25, 2025, there were 18,285,480.60 RSOP Partnership Units outstanding. As the exchange ratio is subject to adjustment both prior to and after the completion of the merger, security holders of the RS Parties may receive less than or more than 0.8993 shares or units of the Company or CROP, as applicable.

The obligations of each party to consummate the merger are subject to a number of conditions, including receipt of the approval of the RS security holders, and no assurances can be provided that we will successfully complete the merger.

During the six months ended June 30, 2025, we expensed $0.8 million of professional fees in connection with the pending merger.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The condensed consolidated balance sheet as of December 31, 2024 has been derived from our audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

3.    Real Estate Assets, Net

The following table summarizes the carrying amounts of our consolidated real estate assets ($ in thousands):

	June 30, 2025	December 31, 2024
Land	$223,693	$265,635
Buildings and improvements	1,221,764	1,459,787
Furniture, fixtures and equipment	59,239	67,131
Intangible assets	35,117	37,782
Construction in progress (1)	67,324	46,965
	1,607,137	1,877,300
Less: Accumulated depreciation and amortization	(193,815)	(197,803)
Real estate assets, net	$1,413,322	$1,679,497

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.

Sale of Cottonwood Broadway

On February 28, 2025, we sold Cottonwood Broadway for net proceeds of $41.0 million after repayment of associated mortgage debt. We recorded a net gain on sale of $7.9 million.

As part of the sale, we provided a 10-year, $7.0 million unsecured promissory note to the buyer. The note bears an interest rate of 6.78%. The promissory note can be prepaid anytime with the first payment due on the 25th month of the loan. The promissory note is included in other assets on the condensed consolidated balance sheet at June 30, 2025.

Sale of Parc Westborough

On May 14, 2025, we sold Parc Westborough for net proceeds of $72.3 million after repayment of the balance of the revolving credit facility allocated to Parc Westborough. We recorded a net gain on sale of $32.3 million.

Sale of Sugarmont

On May 30, 2025, we sold Sugarmont for net proceeds of $56.6 million after repayment of associated mortgage debt. We recorded a net gain on sale of $24.6 million.

4.    Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of June 30, 2025 and December 31, 2024 ($ in thousands):

			Balance at
Property / Development	Location	% Owned	June 30, 2025	December 31, 2024
Stabilized Properties
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	$9,298	$10,314
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	5,743	6,036
Fox Point (1)	Salt Lake City, UT	52.8%	12,262	12,570
The Marq Highland Park (1)	Tampa, FL	74.1%	21,038	22,265
Preferred Equity Investments
417 Callowhill (2)	Philadelphia, PA		47,667	44,733
Infield (3)	Kissimmee, FL		17,743	15,408
Other			257	230
Total			$114,008	$111,556

(1) We account for our tenant in common interests in these properties as equity method investments.
(2) As of June 30, 2025, we have fully funded our commitment on 417 Callowhill.
(3) On April 25, 2025, we committed an additional $2.0 million on our Infield preferred equity investment, of which we funded $1.0 million as of June 30, 2025.

Equity in losses for our stabilized properties for the three months ended June 30, 2025 and 2024 were $0.7 million and $0.7 million, respectively. Equity in losses for our stabilized properties for the six months ended June 30, 2025 and 2024 were $1.4 million and $2.2 million, respectively.

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value method. Equity in earnings for our preferred equity investments for the three months ended June 30, 2025 and 2024 were $2.2 million and $3.0 million, respectively. Equity in earnings for our preferred equity investments for the six months ended June 30, 2025 and 2024 were $4.3 million and $5.9 million, respectively.

5.    Investments in Real Estate-Related Loans

Our investments in real estate-related loans consist of the following mezzanine loans as of June 30, 2025 and December 31, 2024 ($ in thousands):

				June 30, 2025			December 31, 2024
Property Name	Loan Type	Fixed Interest Rate	Maturity Date	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
2215 Hollywood (1)	Mezzanine	14.5%	April 14, 2026	$10,045	$(25)	$10,020	$10,045	$(42)	$10,003
Monrovia Station (2)	Mezzanine	16.5%	July 31, 2027	20,150	(101)	20,049	20,150	(126)	20,024
Prospect on Central (3)	Mezzanine	15.0%	May 8, 2027	3,907	(44)	3,863	—	—	—
Bowline	Mezzanine	14.8%	May 20, 2029	3,116	(30)	3,086	—	—	—
Total				$37,218	$(200)	$37,018	$30,195	$(168)	$30,027

(1) The 2215 Hollywood loan was originated in April 2023 and has one 12-month extension option. As of June 30, 2025 and December 31, 2024, interest receivable was $3.8 million and $2.9 million, respectively.

(2) The Monrovia Station loan was originated in July 2023 and has two 12-month extension options. As of June 30, 2025 and December 31, 2024, interest receivable was $5.1 million and $3.1 million, respectively.

(3) As of June 30, 2025, carrying value includes $1.2 million of unamortized discount.

On April 16, 2025, we provided a $5.1 million mezzanine loan to Prospect on Central, a mixed-use property in Denver, Colorado. The mezzanine loan consisted of $3.8 million in cash with a discount of $1.3 million. The mezzanine loan is paid current interest at a rate of 15.0% on $5.1 million and matures on May 8, 2027 with two 12-month extension options, subject to conditions being met.

On May 20, 2025, we entered into an agreement to provide a $8.4 million mezzanine loan to the sponsor of Bowline, a ground-up development in Santa Rosa Beach, Florida. We funded $2.6 million upon the execution of the agreement and an additional $0.5 million on June 20, 2025. The mezzanine loan accrues interest at a rate of 14.75% on the entire commitment and matures on May 20, 2029 with two 12-month extension options, subject to conditions being met.

6.    Debt

Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of June 30, 2025 and December 31, 2024 ($ in thousands):

	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	Principal Balance Outstanding
Indebtedness			June 30, 2025	December 31, 2024
Fixed rate loans (2)
Fixed rate mortgages	4.32%	4.0 Years	$759,172	$808,056
Total fixed rate loans			759,172	808,056
Variable rate loans (3)
Floating rate mortgages	5.81% (4)	5.8 Years	167,016	273,416
Variable rate revolving credit facility	—%	2.5 Years	—	79,250
Total variable rate loans			167,016	352,666
Total secured loans			926,188	1,160,722
Unamortized debt issuance costs and discounts			(2,147)	(4,220)
Premium on assumed debt, net			(4,607)	(4,988)
Mortgage notes and revolving credit facility, net			$919,434	$1,151,514

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed, subject to certain debt service coverage ratio, loan to cost or debt yield requirements.

(2) The fixed rate mortgages as of June 30, 2025 no longer include the related debt for Sugarmont, which was sold in May 2025.
(3) The interest rates of our variable rate loans are based on 30-Day Average SOFR or one-month SOFR (CME Term). The variable rate mortgages as of June 30, 2025 no longer include the related debt for Cottonwood Broadway, which was sold in February 2025.

(4) Includes the impact of interest rate caps in effect on June 30, 2025.

As of June 30, 2025, our $100.0 million variable rate revolving credit facility was secured by Alpha Mill, with the amount available to draw subject to a cap as certain loan-to-value ratios and other requirements. As of June 30, 2025, the amount on our variable rate revolving credit facility was capped at $33.2 million primarily due to the interest rate environment and the applicable debt-service coverage ratio.

Proceeds from the sale of Parc Westborough in May 2025 were used to pay down the balance on the revolving credit facility that was allocated to Alpha Mill such that the entire balance on the facility was reduced to zero.

On June 27, 2025, we transferred 805 Riverfront to Cottonwood Riverfront DST, a Delaware Statutory Trust, in which we currently own 100% of the interests. In connection with this transaction, we refinanced the bridge loan on the property with a mortgage loan and reduced the debt from $60.2 million to $42.6 million. The mortgage loan bears interest at 5.08% and has a seven-year term. We intend to syndicate our interests in Cottonwood Riverfront DST starting in the third quarter of 2025.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of June 30, 2025.

Construction Loans

Information on our construction loans is as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn
				June 30, 2025	December 31, 2024
Cottonwood Highland	30-Day Average SOFR + 2.55%	May 1, 2029	$44,250	$44,052	$44,046
The Westerly (1)	One-Month SOFR + 3.0%	July 12, 2028	42,000	—	—
			$86,250	$44,052	$44,046

(1) In July 2023, we entered into a construction loan agreement for The Westerly, a development project in Millcreek, UT. Construction is expected to be completed in 2026. No amounts have been drawn on the construction loan as of June 30, 2025.

Land Loans

Information on our land loans is as follows ($ in thousands):

			Principal Balance Outstanding
Development	Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
Galleria	One-Month SOFR + 3.0%	February 25, 2026	$14,500	$—
3300 Cottonwood	7.29%	January 22, 2026	4,740	—
Total land loans			19,240	—
Unamortized debt issuance costs			(140)	—
Land loans, net			$19,100	$—

Unsecured Promissory Notes, Net

We have issued unsecured promissory notes to investors outside of the United States. These notes are subordinate to all of CROP's debt. Information on our unsecured promissory notes is as follows ($ in thousands):

				Principal Balance Outstanding
	Offering Size	Interest Rate	Maturity Date	June 30, 2025	December 31, 2024
2019 6% Notes	$25,000	6.50%	December 31, 2025	$20,490	$21,350

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to June 30, 2025 are as follows ($ in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Land Loans	Unsecured Promissory Notes	Total
2025	$666	$—	$—	$20,490	$21,156
2026	1,584	—	19,240	—	20,824
2027	363,949	—	—	—	363,949
2028	72,229	—	—	—	72,229
2029	1,859	44,052	—	—	45,911
Thereafter	485,901	—	—	—	485,901
	$926,188	$44,052	$19,240	$20,490	$1,009,970

7.    Fair Value of Financial Instruments

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of June 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value ($ in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real estate-related loans	$37,018	$38,411	$30,027	$30,195
Unsecured note receivable	6,932	7,000	—	—
Total	$43,950	$45,411	$30,027	$30,195

Financial Liability:
Fixed rate mortgages	$759,172	$742,261	$808,056	$787,680
Floating rate mortgages	167,016	167,509	273,416	273,301
Variable rate revolving credit facility	—	—	79,250	79,250
Construction loans	44,052	44,052	44,046	44,046
Land loans	19,240	19,240	—	—
Series 2019 Preferred Stock	61,743	61,743	120,119	120,119
Series 2023 Preferred Stock	105,366	105,366	107,277	107,277
Series 2023-A Preferred Stock	2,950	2,950	2,950	2,950
Series 2025 Preferred Stock	77,891	77,891	—	—
Unsecured promissory notes, net	20,490	20,490	21,350	21,350
Total	$1,257,920	$1,241,502	$1,456,464	$1,435,973

All financial instruments in the table above are categorized as Level 2 in the fair value hierarchy.

8.    Preferred Stock

We have four classes of preferred stock outstanding as of June 30, 2025: Series 2019, Series 2023, Series 2023-A and Series 2025 that are accounted for as liabilities on the condensed consolidated balance sheets as they are mandatorily redeemable. Information on these classes of preferred stock as of June 30, 2025 and December 31, 2024 is as follows ($ in thousands):

	Current Dividend Rate	Redemption Date	Maximum Extension Date	Shares Outstanding at
				June 30, 2025	December 31, 2024
Series 2019 Preferred Stock (1)	6.0%	December 31, 2025	December 31, 2025	6,174,331	12,011,899
Series 2023 Preferred Stock (1)	6.0% (2)	June 30, 2027	June 30, 2029	10,536,607	10,727,658
Series 2023-A Preferred Stock	7.0%	December 31, 2027	N/A	295,000	295,000
Series 2025 Preferred Stock (1)	6.5% (3)	December 31, 2028	December 31, 2030	7,789,052	—
Total				24,794,990	23,034,557
				\
(1) During the six months ended June 30, 2025, we exchanged 5,783,082 and 171,631 shares of Series 2019 and Series 2023, respectively, for Series 2025 Preferred Stock.
(2) The first-year extension dividend rate, applicable from July 1, 2027 to June 30, 2028, is 6.25%. The fully extended dividend rate, applicable from July 1, 2028 to June 30, 2029, is 6.5%.
(3) The first-year extension dividend rate, applicable from January 1, 2029 to December 31, 2029, is 6.75%. The fully extended dividend rate, applicable from January 1, 2030 to December 31, 2030, is 7.0%.

	June 30, 2025	December 31, 2024
Preferred stock outstanding	$247,950	$230,346
Unamortized offering costs and discounts	(9,462)	(9,274)
Preferred stock, net	$238,488	$221,072

All offerings of preferred stock listed above have terminated other than the Series 2025 Preferred Stock offering, which remains ongoing. Shares of Series 2025 Preferred Stock were first issued in January 2025. During the six months ended June 30, 2025, we issued $77.9 million of Series 2025 Preferred Stock, of which $59.8 million was issued through Series 2025 Preferred Stock Exchanges and $18.1 million was issued for cash. Selling commissions and expenses, legal and other third-

party costs were expensed under debt modification accounting. During the three and six months ended June 30, 2025, these expenses were $2.5 million and $5.6 million, respectively.

We are required to redeem for cash all outstanding Series 2019 Preferred Stock that has not been exchanged for Series 2025 Preferred Stock on or before December 31, 2025 at a price of $10.00 per share. As of August 8, 2025, 5,613,722 shares of Series 2019 Preferred Stock had not been exchanged and remain outstanding. Series 2025 Preferred Stock Exchanges may occur through the exchange offering period, which ends August 31, 2025 and can be extended upon approval of the board of directors.

Preferred Stock Dividends

Dividends on preferred stock accounted for as liabilities are recorded through interest expense in the condensed consolidated statements of operations. The following table summarizes our dividend activity for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series 2019 Preferred Stock	$1,006	$1,819	$2,569	$3,659
Series 2023 Preferred Stock	1,582	1,383	3,168	2,680
Series 2023-A Preferred Stock	51	51	102	102
Series 2025 Preferred Stock	1,104	—	1,379	—
Total	$3,743	$3,253	$7,218	$6,441

Preferred Stock Repurchases

The following table summarizes our repurchase activity for the six months ended June 30, 2025 and 2024 ($ in thousands):

	Six Months Ended June 30,
	2025		2024
	Number of shares	Aggregate dollar amount	Number of shares	Aggregate dollar amount
Series 2019 Preferred Stock	54,486	$526	260,800	$2,516
Series 2023 Preferred Stock	19,420	185	69,000	621
Total	73,906	$711	329,800	$3,137

9.    Stockholders' Equity

Convertible Preferred Stock

As of June 30, 2025, there were 9,100,307 shares of Convertible Preferred Stock issued and outstanding. For the six months ended June 30, 2025, we paid aggregate dividends on our Convertible Preferred Stock of $2.8 million.

During the six months ended June 30, 2025, we repurchased 50,000 shares of Convertible Preferred Stock for $0.5 million at a repurchase price of $9.00. We had no unfulfilled repurchase requests during the six months ended June 30, 2025.

Common Stock

The following table details the movement in our outstanding shares for each class of common stock:

	Six Months Ended June 30, 2025
	Class T	Class D	Class I	Class A	Total
December 31, 2024	4,289,506	386,477	6,162,803	20,358,844	31,197,630
Issuance of common stock	205,642	76,651	598,298	—	880,591
Distribution reinvestment	43,092	5,781	37,232	61,190	147,295
Exchanges and transfers (1)	—	—	457,199	—	457,199
Repurchases of common stock	(225,547)	(3,035)	(917,856)	(1,383,143)	(2,529,581)
June 30, 2025	4,312,693	465,874	6,337,676	19,036,891	30,153,134

(1) Exchanges represent the number of shares CROP Unit holders have exchanged for Class I shares during the period. Transfers represent Class T shares that were converted to Class I shares during the period, of which there were none during the six months ended June 30, 2025.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the six months ended June 30, 2025, we paid aggregate distributions of $11.2 million, including $1.7 million of distributions reinvested through our distribution reinvestment plan.

We declared the following gross monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2025	$0.06083333	$0.73
February 28, 2025	0.06083333	0.73
March 31, 2025	0.06083333	0.73
April 30, 2025	0.06083333	0.73
May 31, 2025	0.06083333	0.73
June 30, 2025	0.06083333	0.73

The net distribution varies for each class of our common stock based on the applicable distribution fee, which is deducted from the gross distribution per share and paid to the dealer manager for the Follow-on Offering and reallowed to participating broker-dealers and servicing broker-dealers.

Common Stock Repurchases

During the six months ended June 30, 2025, we repurchased 2,529,581 shares of common stock pursuant to our share repurchase program for $29.3 million, at an average repurchase price of $11.57. We had no unfulfilled repurchase requests during the six months ended June 30, 2025.

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

Management fees to our advisor for the three months ended June 30, 2025 and 2024 were $3.0 million and $3.1 million, respectively. Management fees to our advisor for the six months ended June 30, 2025 and 2024 were $6.1 million and $6.3 million, respectively.

Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us. There were no acquisition expense reimbursements for the six months ended June 30, 2025 and 2024.

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

Due to the decrease in the value of our net assets, no performance participation allocation was incurred during the six months ended June 30, 2025 or during 2024.

Block C

We, through our indirect subsidiaries, have a joint venture investment in Block C for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North and The Archer. As of June 30, 2025, entities affiliated with us and our advisor (the “Affiliated Members”) have made aggregate capital contributions of $10.9 million towards the joint venture. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs Act of 2017. As of June 30, 2025, our ownership in the Block C joint venture was 82.4%.

On January 31, 2025, we entered into a contract to sell The Archer to an unrelated party for $3.0 million. This transaction is expected to close in the third quarter of 2025. During the six months ended June 30, 2025, we recognized an impairment loss of $1.0 million on this development project.

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

APT Cowork, LLC

APT Cowork, LLC (“APT”) engages in the business of converting underutilized and unused common space in multifamily apartment communities or retail space to revenue producing co-working space. Our officers and directors own 93.14% of APT through direct or indirect ownership interests. We and several of our properties have entered into agreements with APT. The following are the fees paid or incurred to APT under these agreements for the periods presented ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reimbursement and Cost Sharing Agreement	$5	$—	$12	$—
Coworking Space Design Agreement	—	60	35	245
Services Agreement, net revenue share	31	107	77	212

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

11.    Variable Interest Entities

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

As of both June 30, 2025 and December 31, 2024, we had eight consolidated properties not wholly owned by us that are VIEs. As with our wholly owned properties, the debt is collateralized by the real estate for each respective property and assets can only be used to settle obligations of each respective VIE. With the exception of Cottonwood Highland, a recently completed development, creditors of consolidated VIEs do not have recourse to our general credit. We have a payment guarantee to cover a specified percent of the Cottonwood Highland loan during the lease-up and stabilization periods. As of June 30, 2025, the payment guarantee was 25%. This guarantee will be extinguished as milestone debt coverage ratios and occupancy rates are achieved.

In cases where we become the primary beneficiary of a VIE, we recognize a gain or loss for the difference between the sum of (1) the fair value of any consideration paid, the fair value of the noncontrolling interest, and the reported amount of our equity method investment and (2) the net fair value of identifiable assets and liabilities of the VIE.

The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	June 30, 2025	December 31, 2024
Assets:
Real estate assets, net	$475,057	$482,871
Cash and cash equivalents	6,428	5,257
Restricted cash	7,215	8,447
Other assets	2,452	2,347
Total assets	$491,152	$498,922

Liabilities:
Mortgage notes and revolving credit facility, net	$355,075	$354,761
Construction loans, net	44,052	44,046
Accounts payable, accrued expenses and other liabilities	10,407	10,905
Total liabilities	$409,534	$409,712

12.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

Common Limited CROP Units and LTIP Units are CROP units not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”

Common Limited CROP Units - During the six months ended June 30, 2025 and 2024, we paid aggregate distributions to noncontrolling CROP Unit holders of $11.8 million and $11.9 million, respectively.

LTIP Units - As of June 30, 2025, there were 305,622 unvested time-based LTIP awards and 597,133 unvested performance-based LTIP awards outstanding. LTIP Unit award share-based compensation, included within share-based compensation in the condensed consolidated statements of stockholders’ equity, was $1.7 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively. Total unrecognized compensation expense for LTIP Units as of June 30, 2025 is $3.7 million and is expected to be recognized on a straight-line basis through December 2028.

Noncontrolling Interests - Partially Owned Entities

As of June 30, 2025, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 63%, with the average being 11%.

13.    Commitments and Contingencies

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of June 30, 2025, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

14.    Earnings Per Share

The following table sets forth the computation of our net earnings (losses) per common share - basic and diluted ($ in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for net earnings (losses) per common share - basic
Net income (loss)	$36,494	$(19,260)	$23,480	$(12,197)
Net (income) loss attributable to noncontrolling interests - limited partners	(18,720)	9,051	(12,315)	5,195
Net loss attributable to noncontrolling interests - partially owned entities	408	861	744	1,573
Preferred distributions	(1,684)	(471)	(3,017)	(614)
Numerator for net earnings (losses) per common share - basic	$16,498	$(9,819)	$8,892	$(6,043)
Numerator for net earnings (losses) per common share - diluted:
Net income (loss)	$36,494	$(19,260)	$23,480	$(12,197)
Net (income) loss attributable to noncontrolling interests - limited partners	(18,720)	9,051	(12,315)	5,195
Net loss attributable to noncontrolling interests - partially owned entities	408	861	744	1,573
Preferred distributions	—	(471)	(3,017)	(614)
Numerator for net earnings (losses) per share - diluted	$18,182	$(9,819)	$8,892	$(6,043)

Denominator for net earnings (losses) per common share - basic and diluted:
Denominator for net earnings (losses) per common share - basic	31,018,873	31,647,211	31,279,782	31,614,142
Effect of dilutive securities:
Convertible Preferred Shares	7,555,603	—	—	—
CROP Units	—	—	—	—
Long-term compensation shares/units	—	—	—	—
Denominator for net earnings (losses) per share - diluted	38,574,476	31,647,211	31,279,782	31,614,142
Net earnings (losses) per common share - basic	$0.53	$(0.31)	$0.28	$(0.19)
Net earnings (losses) per common share - diluted	$0.47	$(0.31)	$0.28	$(0.19)

For the three months ended June 30, 2025, CROP units and long-term compensation shares/units are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive.

For the six months ended June 30, 2025 and for the three and six months ended June 30, 2024, convertible preferred shares, CROP units and long-term compensation shares/units are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive.

15.    Segment Financial Information

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

The following table details Reportable Segment NOI, including significant expenses, for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reportable segment rental and other property revenues	$42,121	$42,861	$86,509	$85,610
Reportable segment property operations expense
Real estate taxes	5,351	5,654	10,781	11,865
Payroll and benefits	3,119	3,274	6,300	6,478
Utilities	2,617	2,534	5,471	5,177
Repairs and maintenance	2,014	2,161	3,823	3,979
Insurance	1,406	1,617	3,021	3,693
Other property expenses (1)	1,639	252	2,733	1,765
Total reportable segment property operations expense	16,146	15,492	32,129	32,957
Total reportable segment net operating income	$25,975	$27,369	$54,380	$52,653

(1) Other property expenses include general and administrative, marketing and advertising, and other non-recurring expenses.

The following table reconciles reportable segment net operating income to the reported net income (loss) attributable to common stockholders in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total reportable segment net operating income	$25,975	$27,369	$54,380	$52,653
Rental and other property revenues of unconsolidated properties (1)	(6,936)	(5,795)	(14,016)	(14,189)
Property operations expense of unconsolidated properties (1)	2,603	2,059	5,004	5,492
Equity in earnings of unconsolidated real estate entities (2)	1,516	2,250	2,885	3,618
Property management revenues	1,659	2,043	3,451	4,382
Other revenues	2,140	989	3,706	1,774
Property management expense	(4,785)	(4,559)	(9,367)	(9,137)
Asset management fee	(3,032)	(3,129)	(6,123)	(6,273)
Depreciation and amortization	(14,236)	(17,199)	(29,186)	(32,153)
General and administrative expenses	(2,930)	(1,178)	(5,489)	(2,945)
Impairment loss	—	—	(957)	—
Interest income	481	495	815	968
Interest expense	(18,312)	(21,257)	(38,359)	(41,675)
Loss on debt extinguishment	(1,634)	(201)	(1,732)	(1,440)
Gain on sale of real estate assets	56,834	5	64,766	26,643
Gain on legal settlement	—	—	400	—
Other (expense) income	(3,144)	(1,105)	(7,118)	117
Income tax benefit (expense)	295	(47)	420	(32)
Net (income) loss attributable to noncontrolling interests - limited partners	(18,720)	9,051	(12,315)	5,195
Net loss attributable to noncontrolling interests - partially owned entities	408	861	744	1,573
Less preferred stock dividends	(1,684)	(471)	(3,017)	(614)
Net income (loss) attributable to common stockholders	$16,498	$(9,819)	$8,892	$(6,043)

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

The following table reconciles rental and other property revenues and property operations expense for our reportable segment to rental and other property revenues and property operations expense as reported in the condensed consolidated statements of operations ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reportable segment rental and other property revenues	$42,121	$42,861	$86,509	$85,610
Rental and other property revenues of unconsolidated properties	(6,936)	(5,795)	(14,016)	(14,189)
Rental and other property revenues	$35,185	$37,066	$72,493	$71,421

Reportable segment property operations expense	$16,146	$15,492	$32,129	$32,957
Property operations expense of unconsolidated properties	(2,603)	(2,059)	(5,004)	(5,492)
Property operations expense	$13,543	$13,433	$27,125	$27,465

16.    Subsequent Events

We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Bowline Mezzanine Loan

On July 21, 2025, we funded an additional $1.4 million of the investment.

Regenerant Joint Venture

On July 31, 2025, we formed a joint venture with Regenerant Housing Partners (the “Regenerant Venture”) focused on affordable housing investment opportunities. The Regenerant Venture will pursue, among other strategies, the acquisition or recapitalization of general and limited partnership interests in low-income housing tax credit and workforce housing projects. On August 4, 2025, we contributed $11.2 million to fund the acquisition of partnership interests in three projects (two located in Boulder, CO and one located in Kansas City, MO).

Convertible Preferred Stock

On August 4, 2025, our board approved the extension of the Series A Convertible Preferred Offering from August 31, 2025 to August 31, 2026.

2025 7.25% Unsecured Notes

On August 1, 2025, we launched a $50.0 million private placement offering of 2025 7.25% Unsecured Notes. The notes bear interest at a rate of 7.25% and mature on December 31, 2029, with two 12-month extension options. The notes can also be exchanged for 2019 6.00% Unsecured Notes on a dollar-to-dollar basis.

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

•Our proposed merger with the RS Parties (as defined and discussed herein) may not be consummated within the expected time period or at all, including as a result of the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the inability to obtain security holder approval of the merger or the failure to satisfy the other conditions to completion of the merger; risks related to disruption of management’s attention from the ongoing business operations due to the proposed merger.

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

As of June 30, 2025, we raised $375.8 million from the sale of common stock in our public offerings and $345.8 million from the sale of our preferred stock in periodic private offerings to accredited investors (the “Private Offerings”). We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored OP Units in CROP.

In addition, our board of directors has approved a program (the “DST Program”) for us, through CROP, to sell beneficial interests (“DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Property”) through private placement offerings exempt from registration under the Securities Act. Under the DST Program, each DST Property will be sourced from our real properties or from third parties, which will be held in a DST and subsequently leased by one of our wholly owned subsidiaries in accordance with a certain master lease agreement. Each master lease agreement will be guaranteed by CROP, which will hold a fair market value option (the “FMV Option”), giving it the right, but not the obligation, to acquire the DST Interests in the applicable DST from the investors in exchange for OP Units in CROP or cash, at CROP’s discretion. The FMV Option may be exercised beginning on the two-year anniversary of the final closing of the sale of DST interests pursuant to each private placement. We expect to commence our first offering pursuant to this DST Program in the third quarter of 2025.

As of our June 30, 2025 NAV, we had a portfolio of $2.1 billion in total assets, with 80.1% of our equity value in operating properties, 2.8% in development, 12.5% in real estate-related structured investments and 4.6% in land held for development. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.

Proposed Merger with RealSource

On June 25, 2025, we, CROP and our wholly owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RealSource Properties, Inc. (“RS”) and RealSource Properties OP, LP (“RSOP,” and together with RS, the “RS Parties”). The merger is a stock-for-stock and unit-for-unit transaction whereby, subject to the terms and conditions of the Merger Agreement, RS will be merged with and into Merger Sub and RSOP will be merged with and into CROP (the “RealSource Merger”).

If the closing conditions are met or waived, the merger will result in us acquiring the 11-property, 3,565-unit portfolio of multifamily assets of the RS Parties. In connection with the merger, we will also acquire third-party property management contracts on seven additional properties totaling 1,353 units.

At the effective time of the merger with and into Merger Sub, each issued and outstanding share of RS common stock, $0.01 par value per share (“RS Common Stock”), that is not cancelled and retired under the Merger Agreement will be converted into the right to receive 0.8893 shares of our Class I common stock, subject to adjustment as described in the Merger Agreement. As of June 25, 2025, there were 211,495.63 shares of RS Common Stock issued and outstanding. At the effective time of the merger with and into CROP, each issued and outstanding common unit of limited partnership interests in RSOP (“RSOP Partnership Unit”) that is not cancelled and retired under the Merger Agreement will be converted into the right to receive common units of limited partnership interest in at the same ratio as the common stock. As of June 25, 2025, there were 18,285,480.60 RSOP Partnership Units outstanding. As the exchange ratio is subject to adjustment both prior to and after the completion of the merger, security holders of the RS Parties may receive less than or more than 0.8993 shares or units of the Company or CROP, as applicable.

The obligations of each party to consummate the merger are subject to a number of conditions, including receipt of the approval of the RS security holders, and no assurances can be provided that we will successfully complete the merger. In connection with the termination of the Merger Agreement, under certain specified circumstances, the RS Parties may be required to pay us a termination fee of $7.95 million.

Highlights for the Three Months Ended June 30, 2025

The following highlights activities that occurred during the three months ended June 30, 2025:

•Net income attributable to common stockholders was $0.47 per diluted share compared to net loss attributable to common stockholders of $(0.31) per diluted share for the same period in the prior year. The increase was primarily due to gains on the sales of Parc Westborough and Sugarmont in the second quarter of 2025.
•Reportable segment net operating income (“Reportable Segment NOI”) was $26.0 million compared to $27.4 million for the same period in the prior year primarily due to increases from lease-up properties, offset by lost net operating income from property sales.
•Same store net operating income (“Same Store NOI”) was $20.4 million compared to $20.3 million for the same period in the prior year.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $(0.08) per diluted share/unit compared to $(0.02) for the same period in the prior year.
•Core FFO was $0.06 per diluted share/unit, compared to $0.04 for the same period in the prior year.
•Net asset value was $11.5153 per share/unit at June 30, 2025, compared to $11.5429 per share/unit at March 31, 2025.
•Entered into an agreement to acquire the RS portfolio of 11 multifamily assets and seven third-party property management contracts in a stock-for-stock and unit-for-unit transaction.
•Sold Sugarmont for net proceeds of $56.6 million, recording a net gain on sale of $24.6 million.
•Sold Parc Westborough for net proceeds of $54.6 million, recording a net gain on sale of $32.3 million.
•Funded $1.0 million of our preferred equity investment in the Infield development.
•Originated a $5.1 million mezzanine loan investment in the Prospect on Central development.
•Funded $3.1 million of our $8.4 million mezzanine loan investment in the Bowline development.
•Raised $9.6 million of net proceeds from the sale of Series 2025 Preferred Stock.
•Exchanged 2,533,448 and 149,631 shares of Series 2019 and Series 2023, respectively, for Series 2025 Preferred Stock.
•Raised $11.6 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Raised $2.2 million of net proceeds from the sale of our common stock issued under our registered public offering.
•Repurchased $18.1 million of common stock and OP Units at an average discount of 1% to NAV.

Highlights for the Six Months Ended June 30, 2025

The following highlights activities that occurred during the six months ended June 30, 2025:

•Net income attributable to common stockholders was $0.28 per diluted share compared to net loss attributable to common stockholders of $(0.19) per diluted share for the same period in the prior year. The increase was primarily due to gains on the sales of Parc Westborough and Sugarmont in the second quarter of 2025.
•Reportable Segment NOI was $54.4 million compared to $52.7 million for the same period in the prior year primarily due to increases from lease-up properties, offset by lost net operating income from property sales.
•Same Store NOI was $40.5 million compared to $41.0 million for the same period in the prior year.
•FFO was $(0.14) per diluted share/unit compared to $(0.06) for the same period in the prior year.
•Core FFO was $0.11 per diluted share/unit, compared to $0.04 for the same period in the prior year.
•Net asset value was $11.5153 per share/unit at June 30, 2025, compared to $12.0083 per share/unit at December 31, 2024.
•Entered into an agreement to acquire the RS portfolio of 11 multifamily assets and seven third-party property management contracts in a stock-for-stock and unit-for-unit transaction.
•Sold Cottonwood Broadway for net proceeds of $41.0 million, recording a net gain on sale of $7.9 million.
•Sold Sugarmont for net proceeds of $56.6 million, recording a net gain on sale of $24.6 million.
•Sold Parc Westborough for net proceeds of $54.6 million, recording a net gain on sale of $32.3 million.

•Originated a $5.1 million mezzanine loan investment in the Prospect on Central development.
•Funded $1.0 million of our preferred equity investment in the Infield development.
•Funded $3.1 million of our $8.4 million mezzanine loan investment in the Bowline development.
•Raised $16.7 million of net proceeds from the sale of Series 2025 Preferred Stock.
•Exchanged 5,783,082 and 171,631 shares of Series 2019 and Series 2023, respectively, for Series 2025 Preferred Stock.
•Raised $29.9 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Repurchased $0.5 million of Series A Convertible Preferred Stock.
•Raised $9.4 million of net proceeds from the sale of our common stock issued under our registered public offering.
•Repurchased $29.9 million of common stock and OP Units at an average discount of 2% to NAV.

Our Investments

Information regarding our investments as of June 30, 2025 is as follows:

Stabilized Properties ($ in thousands, except net effective rent)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
805 Riverfront (2)(3)	West Sacramento, CA	285	746	Sept 2023	$104,646	(4)	$42,556	$2,294	88.07%	100.00%
Alpha Mill	Charlotte, NC	267	830	May 2021	69,500		—	1,655	94.01%	100.00%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,525	94.27%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	1,389	96.21%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,544	91.59%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		34,255	2,024	91.30%	100.00%
Cottonwood Highland (2)(5)	Salt Lake City, UT	250	745	May 2021	65,210	(4)	44,052	1,822	90.40%	36.93%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,217	92.59%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		48,049	1,446	91.07%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,787	94.10%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,611	92.39%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,669	91.94%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		44,950	1,441	95.73%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		53,401	1,591	91.74%	100.00%
Melrose (2)	Nashville, TN	220	951	May 2021	67,400		56,600	1,796	95.45%	100.00%
Melrose Phase II (2)	Nashville, TN	139	675	May 2021	40,350		32,400	1,559	94.24%	100.00%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,525	(4)	43,453	1,886	95.30%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,889	95.83%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,428	95.29%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,282	1,081	93.46%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,735	97.12%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,340	1,807	94.66%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,541	94.12%	84.19%
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,561	93.02%	98.68%
The Marq Highland Park (2)	Tampa, FL	239	999	May 2021	65,700		46,802	2,124	93.72%	74.10%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,267	95.49%	58.60%
Total / Weighted-Average		7,461	936		$1,756,961		$1,165,979	$1,686	93.59%	90.15%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) Data from commercial retail units are excluded from number of units and physical occupancy.
(3) On June 27, 2025, we transferred 805 Riverfront to Cottonwood Riverfront DST, a Delaware Statutory Trust, in which we currently own 100% of the interests.
(4) These purchase price amounts represent the acquisition date fair value plus subsequent capitalized costs on the projects placed in service.
(5) CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project due to a disproportionate ownership percentage assigned to CROP and related parties as fees and commissions were waived for the sponsor and its affiliates.

Development/Lease-Up Properties ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Total Project Investment	Debt Outstanding (1)	Physical Occupancy Rate (2)	Percentage Owned by CROP
The Westerly (3)	Salt Lake City, UT	198	808	May 2021 (3)	49,893	—	—%	82.45%

(1) Debt outstanding is shown as if CROP owned 100% of the development property.
(2) The Westerly is estimated to be completed in the second quarter of 2026.
(3) Construction on The Westerly began in July 2023. The amount above includes contributions from the Block C Joint Venture to The Westerly as of June 30, 2025 including the related land cost and capital expenditures. Refer to the land held for development table below for additional information on the Block C Joint Venture.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
417 Callowhill	Philadelphia, PA	Preferred Equity	November 2022	220	$33,413	$33,413
2215 Hollywood	Hollywood, FL	Mezzanine Loan	April 2023	180	10,045	10,045
Monrovia Station	Monrovia, CA	Mezzanine Loan	July 2023	296	20,150	20,150
Infield (1)	Kissimmee, FL	Preferred Equity	November 2023	384	14,650	13,650
Prospect at Central (2)	Denver, CO	Mezzanine Loan	April 2025	65	5,100	5,100
The Bowline (3)	Santa Rosa Beach, FL	Mezzanine Loan	May 2025	162	8,418	3,116
Total				1,307	$91,776	$85,474

(1) On April 25, 2025, we increased our commitment by an additional $2.0 million on the Infield preferred equity investment, and funded $1.0 million on April 30, 2025, bringing our total funding to $13.7 million.

(2) On April 16, 2025, we provided a $5.1 million mezzanine loan to Prospect on Central, a mixed-use property in Denver, Colorado. The mezzanine loan consisted of $3.8 million in cash with a discount of $1.3 million. The mezzanine loan is paid current interest at a rate of 15.0% on $5.1 million and matures on May 8, 2027 with two 12-month extension options, subject to conditions being met.

(3) On May 20, 2025, we entered into an agreement to provide a $8.4 million mezzanine loan to the sponsor of Bowline, a ground-up development in Santa Rosa Beach, Florida. As of June 30, 2025, we funded $2.6 million upon the execution of the agreement and an additional $0.5 million on June 20, 2025. The mezzanine loan accrues interest at a rate of 14.75% on the entire commitment and matures on May 20, 2029 with two 12-month extension options, subject to conditions being met.

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	1.69 acres	May 2021	$9,534	82.45%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,666	100.00%
Galleria (2)	Salt Lake City, UT	26.07 acres	September 2022	30,240	100.00%
Total				$47,440

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

(2) On October 15, 2024, we entered into a contract to sell approximately 6.9 acres of land at Galleria for $8.0 million. We expect to close during the third quarter of 2025.

Results of Operations

Our results of operations for the three and six months ended June 30, 2025 and 2024 are as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues
Rental and other property revenues	$35,185	$37,066	$(1,881)	$72,493	$71,421	$1,072
Property management revenues	1,659	2,043	(384)	3,451	4,382	(931)
Other revenues	2,140	989	1,151	3,706	1,774	1,932
Total revenues	38,984	40,098	(1,114)	79,650	77,577	2,073
Operating expenses
Property operations expense	13,543	13,433	110	27,125	27,465	(340)
Property management expense	4,785	4,559	226	9,367	9,137	230
Asset management fee	3,032	3,129	(97)	6,123	6,273	(150)
Depreciation and amortization	14,236	17,199	(2,963)	29,186	32,153	(2,967)
General and administrative expenses	2,930	1,178	1,752	5,489	2,945	2,544
Impairment loss	—	—	—	957	—	957
Total operating expenses	38,526	39,498	(972)	78,247	77,973	274
Income (loss) from operations	458	600	(142)	1,403	(396)	1,799
Equity in earnings of unconsolidated real estate entities	1,516	2,250	(734)	2,885	3,618	(733)
Interest income	481	495	(14)	815	968	(153)
Interest expense	(18,312)	(21,257)	2,945	(38,359)	(41,675)	3,316
Loss on debt extinguishment	(1,634)	(201)	(1,433)	(1,732)	(1,440)	(292)
Gain on sale of real estate assets	56,834	5	56,829	64,766	26,643	38,123
Gain on legal settlement	—	—	—	400	—	400
Other (expense) income	(3,144)	(1,105)	(2,039)	(7,118)	117	(7,235)
Income (loss) before income taxes	36,199	(19,213)	55,412	23,060	(12,165)	35,225
Income tax benefit (expense)	295	(47)	342	420	(32)	452
Net income (loss)	36,494	(19,260)	55,754	23,480	(12,197)	35,677
Net (income) loss attributable to noncontrolling interests:
Limited partners	(18,720)	9,051	(27,771)	(12,315)	5,195	(17,510)
Partially owned entities	408	861	(453)	744	1,573	(829)
Net income (loss) attributable to controlling interests	18,182	(9,348)	27,530	11,909	(5,429)	17,338
Less: preferred stock dividends	$1,684	$471	$1,213	$3,017	$614	$2,403
Net income (loss) attributable to common stockholders	$16,498	$(9,819)	$26,317	$8,892	$(6,043)	$14,935

Weighted-average common shares outstanding - basic	31,018,873	31,647,211		31,279,782	31,614,142
Weighted-average common shares outstanding - diluted	38,574,476	31,647,211		31,279,782	31,614,142

Net earnings (losses) per common share - basic	$0.53	$(0.31)		$0.28	$(0.19)
Net earnings (losses) per common share - diluted	$0.47	$(0.31)		$0.28	$(0.19)

Comparison of the Three Months Ended June 30, 2025 and 2024

Rental and Other Property Revenues

Rental and other property revenues decreased $1.9 million due to a decrease of $2.9 million from the sale of Cottonwood Broadway, Parc Westborough and Sugarmont in 2025 and a decrease of $1.6 million from the deconsolidation of The Marq Highland Park in July 2024. This was offset by an increase of $0.4 million from the consolidation of Alpha Mill in April 2024 and an increase of $2.2 million from the lease-up of 805 Riverfront and Cottonwood Highland during 2024.

Other Revenues

Other revenues increased $1.2 million due to interest earned from additional investments in real estate-related loans.

General and Administrative Expenses

General and administrative expenses increased $1.8 million primarily due to increased legal costs.

Interest Expense

Interest expense decreased $2.9 million primarily due to a decrease of $1.5 million from debt paid off with the property sales in 2025 and a decrease of $0.6 million from the deconsolidation of The Marq Highland Park. Other interest decreases came from refinancing development bridge loans and the paydown of debt balances. These decreases were offset by $0.8 million of additional interest from preferred stock and additional interest from land loans.

Loss on Debt Extinguishment

Loss on debt extinguishment increased $1.4 million due to $1.6 million associated with the payoff of the Cottonwood Broadway, Parc Westborough and Sugarmont mortgages in 2025 compared to $0.2 million associated with a refinance in 2024.

Gain on Sale of Real Estate Assets

The $56.8 million gain on sale of real estate was from the sale of Parc Westborough and Sugarmont. There were no sales of real estate assets during same period in the prior year.

Other (Expense) Income

Net other expenses increased $2.0 million primarily due to $2.5 million in selling commissions and expenses associated with Series 2025 Preferred Stock Exchanges offset by changes in the fair value of interest rate caps.

Comparison of the Six Months Ended June 30, 2025 and 2024

Rental and Other Property Revenues

Rental and other property revenues increased $1.1 million due to an increase of $3.1 million from the consolidation of Cottonwood Lighthouse Point and Alpha Mill in March 2024 and April 2024, respectively, an increase of $5.1 million from the lease-up of 805 Riverfront and Cottonwood Highland during 2024, offset by a decrease of $4.0 million from property sales in 2024 and 2025 and a decrease of $3.2 million from the deconsolidation of The Marq Highland Park.

Other Revenues

Other revenues increased $1.9 million due to interest earned from additional investments in real estate-related loans.

General and Administrative Expenses

General and administrative expenses increased $2.5 million primarily due to increased legal costs.

Interest Expense

Interest expense decreased $3.3 million due to a decrease of $2.0 million from debt paid off with property sales in 2024 and 2025 and a decrease of $1.2 million from the deconsolidation of The Marq Highland Park. Other interest decreases came from refinancing development bridge loans and the paydown of debt balances. These decreases were offset by $1.4 million of additional interest from preferred stock, additional interest from land loans in 2025 and consolidation of assets in 2024.

Gain on Sale of Real Estate Assets

The $64.8 million gain on sale of real estate was from the sale of Cottonwood Broadway, Parc Westborough and Sugarmont. The $26.6 million gain on sale of real estate during the six months ended June 30, 2024 was from the sale of Cottonwood West Palm.

Other (Expense) Income

Net other expenses increased $7.2 million primarily due to $5.6 million in selling commissions and expenses associated with Series 2025 Preferred Stock Exchanges and changes in the fair value of interest rate caps.

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

As discussed in Note 15 of the condensed consolidated financial statements, Reportable Segment NOI represents 100% of each of our consolidated and unconsolidated properties’ reportable segment rental and other property revenues and reportable segment property operations expense. Of our portfolio of multifamily properties, 22 are consolidated and four are unconsolidated for financial reporting purposes. We believe the drivers of Reportable Segment NOI for our consolidated properties are generally the same for our unconsolidated properties, of which we own on average 62.8%.

The following table reconciles the net income (loss) attributable to common stockholders in the condensed consolidated statements of operations to Reportable Segment NOI for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to common stockholders	$16,498	$(9,819)	$8,892	$(6,043)
Depreciation and amortization	14,236	17,199	29,186	32,153
General and administrative expenses	2,930	1,178	5,489	2,945
Impairment loss	—	—	957	—
Property management revenues	(1,659)	(2,043)	(3,451)	(4,382)
Property management expense	4,785	4,559	9,367	9,137
Asset management fee	3,032	3,129	6,123	6,273
Other revenues	(2,140)	(989)	(3,706)	(1,774)
Equity in earnings of unconsolidated real estate entities	(1,516)	(2,250)	(2,885)	(3,618)
Interest income	(481)	(495)	(815)	(968)
Interest expense	18,312	21,257	38,359	41,675
Loss on debt extinguishment	1,634	201	1,732	1,440
Gain on sale of real estate assets	(56,834)	(5)	(64,766)	(26,643)
Gain on legal settlement	—	—	(400)	—
Other expense (income)	3,144	1,105	7,118	(117)
Income tax benefit	(295)	47	(420)	32
Net loss (income) attributable to noncontrolling interests - limited partners	18,720	(9,051)	12,315	(5,195)
Net loss attributable to noncontrolling interests - partially owned entities	(408)	(861)	(744)	(1,573)
Less preferred stock dividends	1,684	471	3,017	614
Rental and other property revenues of unconsolidated properties	6,936	5,795	14,016	14,189
Property operations expense of unconsolidated properties	(2,603)	(2,059)	(5,004)	(5,492)
Reportable segment net operating income	$25,975	$27,369	$54,380	$52,653

Refer to Note 15 for the details of Reportable Segment NOI, including significant expenses, for the three and six months ended June 30, 2025 and 2024.

Reportable Segment NOI decreased $1.4 million for the three months ended June 30, 2025 when compared to the same period in the prior year primarily due to lost net operating income from the sale of Parc Westborough and Sugarmont, offset by increases in net operating income from the lease-up of Cottonwood Highland and 805 Riverfront.

Reportable Segment NOI increased $1.7 million for the six months ended June 30, 2025 when compared to the same period in the prior year primarily due to increases in net operating income from the lease-up of Cottonwood Highland and 805 Riverfront, offset by lost net operating income from property sales.

We also evaluate the performance of operating properties within our reportable segment using a same store analysis (“Same Store NOI”) because the population of properties is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. Our same store portfolio includes those properties in our reportable segment for which we manage and have ownership interests in for the entirety of both current and prior years. Operating properties excluded from same store include development properties that have undergone lease-up and properties that have been acquired or disposed during the same store reporting period. We evaluate Same Store NOI based on our ownership in the properties within the same store portfolio, applying our ownership percentage at June 30, 2025 for all periods presented. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

For the three and six months ended June 30, 2025, our same store portfolio consisted of 20 consolidated properties, representing approximately 5,700 units, and four unconsolidated properties, representing approximately 1,200 units.

The following table reconciles Reportable Segment NOI, as reconciled to net income (loss) attributable to common stockholders above, to Same Store NOI for the three and six months ended June 30, 2025 and 2024 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reportable segment net operating income	$25,975	$27,369	$54,380	$52,653
Lease-up properties	(2,090)	(836)	(4,560)	(372)
Disposed properties	(2,098)	(3,306)	(5,594)	(6,650)
Non-core property expenses, net	526	(985)	191	(813)
At share adjustments (1)	(1,918)	(1,916)	(3,888)	(3,858)
Same Store NOI	$20,395	$20,326	$40,529	$40,960

(1) Adjustment to apply CROP’s ownership percentage in the properties within the same store portfolio.

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Same store NOI was flat for the three months ended June 30, 2025 when compared to the same period in the prior year. Same store NOI decreased slightly for the six months ended June 30, 2025 when compared to the same periods in the prior year. The weighted-average rents for the same store portfolio were $1,656 and $1,661, while the weighted-average occupancy rate for the same store portfolio was 93.9% and 93.7% at June 30, 2025 and 2024, respectively.

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

The following table presents the calculation of FFO and Core FFO ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to controlling interests	$18,182	$(9,348)	$11,909	$(5,429)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	13,598	16,555	27,946	30,834
Depreciation and amortization from unconsolidated real estate entities	1,768	1,326	3,756	3,613
Gain on sale of real estate assets	(56,834)	(5)	(64,766)	(26,643)
Income allocated to noncontrolling interests - limited partners	18,460	(9,051)	12,054	(5,195)
Amount attributable to above from noncontrolling interests - partially owned entities	(516)	(506)	(1,030)	(1,011)
Funds from operations attributable to common stockholders and unit holders	(5,342)	(1,029)	(10,131)	(3,831)
Adjustments:
Gain on legal settlement	—	—	(400)	—
Amortization of intangible assets	638	643	1,240	1,318
Amortization of debt issuance costs	794	848	1,741	1,587
Accretion of discount on preferred stock	1,013	733	1,953	1,418
Selling commissions and expenses from Series 2025 Preferred Stock Exchanges	2,512	—	5,602	—
Share-based compensation	856	1,017	1,895	1,999
Promote from incentive allocation agreement (tax effected)	—	—	—	(40)
Losses on debt extinguishment	1,633	200	1,732	1,439
Impairment loss	—	—	957	—
Losses on derivatives	347	1,099	1,037	505
Legal costs and settlements, net	87	(1,500)	81	(2,202)
Other adjustments (1)	1,443	437	1,762	48
Amount attributable to above from noncontrolling interests and unconsolidated entities	57	408	112	415
Core funds from operations attributable to common stockholders and unit holders	$4,038	$2,856	$7,581	$2,656

FFO per common share and unit - diluted	$(0.08)	$(0.02)	$(0.14)	$(0.06)
Core FFO per common share and unit - diluted	$0.06	$0.04	$0.11	$0.04
Weighted-average diluted common shares and units outstanding - FFO and Core FFO	70,511,958	66,346,596	70,155,126	65,354,659

(1) Other adjustments include acquisition fees and expenses, including those for the RealSource merger, insurance losses, and other miscellaneous non-cash or non-recurring items.

Weighted-average dilutive common shares and units for FFO and Core FFO are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dilutive weighted-average Series A Convertible Preferred shares	7,555,848	2,014,532	6,801,589	1,354,069
Weighted-average common shares	31,018,873	31,647,211	31,279,782	31,614,142
Weighted-average limited partnership units	31,937,237	32,684,853	32,073,755	32,386,448
Weighted-average common shares and units outstanding	70,511,958	66,346,596	70,155,126	65,354,659

    FFO increased primarily due to the stabilization of recently developed properties, additional funding to structured investments, and decreased interest from refinances and the payoff of debt.

Refer to “Results of Operations” and “Reportable Segment Net Operating Income” above for further detail.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a June 30, 2025 NAV per share for our outstanding Class T, Class D, Class I, and Class A shares of $11.5153.

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

Our total NAV in the following table includes the NAV of our outstanding classes of common stock, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of June 30, 2025 ($ in thousands except share data):

Components of NAV*	As of June 30, 2025
Investments in Multifamily Operating Properties	$1,805,533
Investments in Multifamily Development Properties	46,396
Investments in Real Estate-Related Structured Investments	111,690
Investments in Land Held for Development	44,116
Operating Company and Other Net Current Assets	14,828
Cash and Cash Equivalents	104,664
Secured Real Estate Financing	(1,052,946)
Subordinated Unsecured Notes	(20,490)
Preferred Equity	(247,950)
Convertible Preferred Equity	(91,001)
Net Asset Value	$714,840
Fully-diluted Shares/Units Outstanding	62,077,478

* Presented as adjusted for our economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2025 ($ in thousands, except share and per share data):

	Class
	T	D	I	A	OP(1)	Total
As of June 30, 2025
Monthly NAV	$49,662	$5,365	$73,841	$219,215	$366,757	$714,840
Fully-diluted Outstanding Shares/Units	4,312,693	465,874	6,412,399	19,036,891	31,849,621	62,077,478
NAV per Fully-diluted Share/Unit	$11.5153	$11.5153	$11.5153	$11.5153	$11.5153

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the Independent Appraisal Firms in the discounted cash flow methodology used in the June 30, 2025, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.78%	5.42%

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

A change in these assumptions would impact the calculation by the Independent Appraisal Firms of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values
Discount Rate	0.25% decrease	2.4%
	0.25% increase	(2.3)%
Exit Capitalization Rate	0.25% decrease	3.5%
	0.25% increase	(3.1)%

* Presented as adjusted for our economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

June 30, 2025
Stockholders’ equity	$249,203
Non-controlling interests attributable to limited partners	178,590
427,793
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	233,482
Discount on preferred stock	(7,239)
Convertible preferred shares	(91,001)
Unrealized net real estate and debt appreciation	132,717
Other (1)	19,088
NAV	$714,840

(1) Other includes deferred revenue, non-current commissions, and derivative assets where settlement is not imminent.

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

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the 2%/25% Limitation), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended June 30, 2025, our total operating expenses were less than the 2%/25% Limitation.

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

We intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals at the property level. Factors which could increase or decrease our future liquidity include but are not limited to operating performance of the properties, the interest rate environment and inflation which could increase our expenses, the satisfaction of REIT dividend requirements and the volume of repurchase requests under our share purchase program. We have satisfied all of our repurchase requests to date. Due to commitments on our structured investments and development projects, which we believe will be accretive to our portfolio, our available cash to fund repurchase requests is limited. We completed the sale of Cottonwood Broadway (February 2025), Parc Westborough (May 2025) and Sugarmont (May 2025) to strengthen our liquidity position and enhance our ability to fund repurchase requests and anticipate we will be able to fully fund repurchase requests. To continue to bolster our liquidity position, we may pursue additional strategic asset sales in the future or seek additional sources of capital.

As of June 30, 2025, we have $759.2 million of fixed rate debt and $211.1 million of variable rate debt, which includes $44.1 million of construction loans. We have interest rate cap hedging instruments on $167.1 million, or 79.2%, of our variable rate debt. In addition, CROP has issued unsecured promissory notes in a private placement offering maturing in December 2025, in an aggregate amount of $20.5 million as of June 30, 2025.

We have a credit facility in place with JP Morgan that provides us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our option, subject to loan-to-value requirements, debt-service coverage ratios and other covenants and restrictions as set forth in the loan documents. At June 30, 2025, the $100.0 million credit facility was secured by Alpha Mill and was capped at $33.2 million due to the current interest rate environment and the applicable debt-service coverage ratio. As of June 30, 2025, we did not have advances on the credit facility.

One of our principal long-term liquidity requirements includes the repayment of maturing debt. Aggregate maturities will be $21.2 million for the year ended December 31, 2025 and for the years ending 2026 through 2029 will be $20.8 million, $363.9 million, $72.2 million, and $45.9 million, respectively, and $485.9 million in the aggregate thereafter. Of the $21.2 million maturing during the current year ended December 31, 2025, $20.5 million relates to our 2019 6% Unsecured Promissory Notes.

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

As of June 30, 2025, we had 6.2 million shares outstanding for our Series 2019 Preferred Stock, 10.5 million shares outstanding for our Series 2023 Preferred Stock, 0.3 million shares outstanding for our Series 2023-A Preferred Stock, and 7.8 million shares outstanding for our Series 2025 Preferred Stock.

Holders of Series 2019 Preferred Stock and Series 2023 Preferred Stock may exchange their shares at a ratio between 1:1 and 1:1.0782 with respect to the Series 2019 Preferred Stock and at a ratio of 1:1 with respect to the Series 2023 Preferred Stock through August 31, 2025, which date may be extended at the discretion of the board of directors. As of August 8, 2025, $62.3 million of Series 2019 Preferred Stock had been exchanged into Series 2025 Preferred Stock, reducing the amount of Series 2019 Preferred Stock to be redeemed to $57.3 million.

Management intends to pay future obligations, including the 2019 6% Unsecured Promissory Notes, land loans and Series 2019 Preferred Stock, with proceeds from the sale of real estate assets, including Parc Westborough and Sugarmont, cash on hand and available capacity on our revolving credit facility.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash from operating activities	$(8,051)	$5,853
Net cash from investing activities	286,478	52,375
Net cash from financing activities	(217,037)	(41,773)
Net increase in cash and cash equivalents and restricted cash	$61,390	$16,455

Net cash flows from operating activities decreased by $13.9 million compared to the same period in the prior year primarily due to $5.6 million in selling commissions and expenses from Series 2025 Preferred Stock exchanges, large legal fee refunds in 2024 that were not present in 2025, property sales, and higher interest costs primarily from our preferred offerings.

Net cash flows from investing activities increased by $234.1 million compared to the same period in the prior year. The increase came from $244.6 million more in proceeds from property sales in 2025 compared to 2024, $8.7 million in reduced investments in real-estate related loans, and $2.4 million in reduced capital expenditures. This was offset by the issuance of a $7.0 million promissory note, the absence of cash acquired from consolidations in 2025 and $9.9 million from the payoff of a preferred equity investment in 2024.

Net cash flows from financing activities decreased by $175.3 million compared to the same period in the prior year. This is primarily due to a decrease of $221.6 million in borrowings on our revolving credit facility, mortgage notes and construction loans, of which $160.2 million came from the payoff of loans associated with property sales. Distributions also increased $2.0 million. This was offset by $19.0 million in net proceeds received from land loans, $7.5 million in net proceeds received from the issuance of preferred and common stock, a decrease of $6.5 million in redemptions of preferred and common stock and a $15.3 million payoff of a preferred interest liability in the prior year.

Distributions

The following table shows distributions paid and cash flow (used in) provided by operating activities during the six months ended June 30, 2025 and the year ended December 31, 2024 ($ in thousands):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Distributions paid in cash - convertible preferred stockholders	$2,797	$1,885
Distributions paid in cash - common stockholders	9,504	19,544
Distributions paid in cash to noncontrolling interests - limited partners	11,754	23,708
Distributions of DRP (reinvested)	1,745	3,182
Total distributions (1)	$25,800	$48,319

Source of distributions (2)
Paid from cash flows provided by operations	$—	$16,529
Paid from proceeds from realized investments	24,055	28,608
Offering proceeds from issuance of common stock pursuant to the DRP	1,745	3,182
Total sources	$25,800	$48,319

Net cash (used in) provided by operating activities (2)	$(8,051)	$15,443

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

For the six months ended June 30, 2025, distributions declared to convertible preferred stockholders, common stockholders and limited partners were $3.0 million, $11.2 million and $11.7 million, respectively.

For the six months ended June 30, 2025, we paid cash distributions to convertible preferred stockholders, common stockholders and limited partners of $2.8 million, $9.5 million and $11.8 million, respectively. For the six months ended June 30, 2025, our net income was $23.5 million. Cash flows used in operating activities for the six months ended June 30, 2025 was $8.1 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2024 for discussions of our critical accounting estimates. As of June 30, 2025, our critical accounting estimates have not changed from those described in that report.

Subsequent Events

Bowline Mezzanine Loan

On July 21, 2025, we funded an additional $1.4 million of the investment.

Regenerant Joint Venture

On July 31, 2025, we formed a joint venture with Regenerant Housing Partners (the “Regenerant Venture”) focused on affordable housing investment opportunities. The Regenerant Venture will pursue, among other strategies, the acquisition or recapitalization of general and limited partnership interests in low-income housing tax credit and workforce housing projects. On August 4, 2025, we contributed $11.2 million to fund the acquisition of partnership interests in three projects (two located in Boulder, CO and one located in Kansas City, MO).

Convertible Preferred Stock

On August 4, 2025, our board approved the extension of the Series A Convertible Preferred Offering from August 31, 2025 to August 31, 2026.

2025 7.25% Unsecured Notes

On August 1, 2025, we launched a $50.0 million private placement offering of 2025 7.25% Unsecured Notes. The notes bear interest at a rate of 7.25% and mature on December 31, 2029, with two 12-month extension options. The notes can also be exchanged for 2019 6.00% Unsecured Notes on a dollar-to-dollar basis.

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

We have both fixed and variable rate debt. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes do affect the fair value of fixed rate instruments. As of June 30, 2025, the face value of our fixed rate mortgage debt was $759.2 million and the estimated aggregate fair value was $742.3 million. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of June 30, 2025, the fair value of our fixed rate debt would have decreased by $11.3 million.

Conversely, movements in interest rates on variable rate debt change future earnings and cash flows, but, other than changes in required risk premiums, do not significantly affect fair value. As of June 30, 2025, we had $211.1 million of variable rate debt outstanding, including $44.1 million of construction loans, with 79.2% of our variable rate debt under rate cap hedging arrangements. If interest rates on non-hedged variable rate debt had been 100 basis points higher during the three and six months ended June 30, 2025, our interest expense would have increased by $0.1 million and $0.2 million, respectively. Interest on construction loans prior to being placed in service is capitalized; therefore, the impact of a change in interest rates on our condensed consolidated statements of operations would be less than the total change, but we would incur higher cash payments and capitalized costs, resulting in greater depreciation in later years.

The weighted-average interest rate of our variable rate debt at June 30, 2025 was 5.81%. The interest rate represents the actual interest rate in effect at June 30, 2025 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2025 where applicable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

Please see the risks discussed below and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to our Company

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the three and six months ended June 30, 2025, we had consolidated net income of $36.5 million and $23.5 million, respectively. For the year ended December 31, 2024, we had consolidated net losses of $20.6 million. As of June 30, 2025, we had an accumulated deficit of $93.8 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $29.2 million for the six months ended June 30, 2025 and $65.3 million for the year ended December 31, 2024.

Net income (loss) and accumulated deficit are calculated and presented in accordance with GAAP, which, among other things, requires depreciation of real estate investments. We calculate depreciation on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions. Thus, in addition to GAAP financial metrics, management reviews certain non-GAAP financial metrics, including funds from operations, or FFO and Core FFO. FFO measures operating performance that excludes gains or losses from sales of depreciable properties, real estate-related depreciation and amortization and after adjustments for our share of consolidated and unconsolidated entities. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Funds from Operations” for considerations on how to review this metric.

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

For the six months ended June 30, 2025, and the year ended December 31, 2024, we paid aggregate distributions to convertible preferred stockholders, common stockholders and limited partnership unit holders of $25.8 million and $48.3 million, including $24.1 million and $45.1 million of distributions paid in cash and $1.7 million and $3.2 million of distributions reinvested through our distribution reinvestment plan, respectively.

Our net income for the six months ended June 30, 2025 was $23.5 million and our net loss for the year ended December 31, 2024 was $20.6 million. Cash flows used in operating activities were $8.1 million for the six months ended June 30, 2025, and cash flows provided by operating activities were $15.4 million for the year ended December 31, 2024.

We funded our total distribution paid during the six months ended June 30, 2025, which includes net cash distributions and distribution reinvestment by stockholders, with $1.7 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan and $24.1 million from proceeds from realized investments.

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

Risks Related to the DST Program

The DST Program could subject us to liabilities from litigation or otherwise.

Our board of directors has approved the DST Program pursuant to which we, through CROP, intend to sell DST Interests in specific DSTs holding real properties, which may be sourced from our real properties or from third parties, through private placement offerings exempt from registration under the Securities Act. We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). However, there is no guarantee that the DST Program will provide the tax benefits expected by investors. Investors who acquire DST Interests through such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the sole member of the sole general partner of CROP, we may become subject to liability, from litigation or otherwise, as a result of the DST Program, including in the event an investor fails to qualify for any desired tax benefits.

The DST Program will not shield us from risks related to the performance of the DST Properties held through such structures.

Under the DST Program, certain of our existing real properties and real properties acquired from third parties may be placed into DSTs, the beneficial interests of which will be sold to investors. We will hold long-term leasehold interests in each DST Property under a master lease. Each master lease agreement will be guaranteed by CROP, which will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for OP Units in CROP or cash. Under each master lease we will be responsible for subleasing the DST Property to residents of the property until the earlier of the expiration of the master lease or CROP’s exercise of the FMV Option, which means that we bear the risk that the underlying cash flow from a DST Property may be less than the master lease payments. Therefore, even though we will no longer own the DST Property, because of the fixed terms of the master lease guaranteed by CROP, negative performance by the DST Property could affect cash available for distributions to our stockholders and would likely have an adverse effect on our results of operations. In addition, although CROP will hold a FMV Option to reacquire each DST Property, the purchase price will be based on the then current fair market value of the DST Property subject to the master lease. Therefore, we may pay more for the

DST Property upon the FMV Option exercise if it appreciates while held by the DST than if we had not placed such property in the DST Program.

We may own DST Interests in DSTs owning DST Properties that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.

In connection with the launch of the DST Program, we may own DST Interests in DSTs owning one or more DST Properties that are subject to the terms of the agreements governing our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our DST Interests. Such agreements could affect our ability to turn our DST Interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements, and in some cases the financing documents used in connection with the DST Program, could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.

DST Properties acquired through the exercise of FMV Options may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such DST Properties for other purposes such as paying down debt, distributions or additional investments.

DST Properties may later be acquired by CROP through the exercise of the FMV Option. In such cases, the investors who become limited partners in CROP will generally still be tied to the applicable DST Property in terms of basis and built-in-gain. As a result, if a DST Property is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the investors’ built-in-gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to such investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing real properties into the DST Program may limit our ability to access liquidity from such real properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to investors in the DST Program. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding repurchases or making additional investments.

Risks Related to the Proposed RealSource Merger

Completion of the RealSource Merger is subject to many conditions. If these conditions are not satisfied or waived, the RealSource Merger will not be completed, which could result in the expenditure of significant unrecoverable transaction costs.

The completion of the RealSource Merger is subject to many conditions, including the approval of the stockholders and unitholders of the RS Parties, which must be satisfied or waived in order to complete the RealSource Merger. There can be no assurance that the conditions to closing the RealSource Merger will be satisfied or waived or that the RealSource Merger will be completed. Failure to consummate the RealSource Merger may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we have incurred and will continue to incur certain transaction costs, regardless of whether the RealSource Merger closes, which could adversely affect our financial condition, results of operations and ability to make distributions to our stockholders; and (ii) the RealSource Merger, whether or not it closes, will divert the attention of certain management and other key employees of our advisor from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we may terminate the merger agreement under certain circumstances. If the RealSource Merger is not consummated, our ongoing business could be adversely affected.

We expect to incur substantial expenses related to the RealSource Merger.

We expect to incur substantial expenses in connection with completing the RealSource Merger and integrating the properties and operations of the RS Parties being acquired in connection with the RealSource Merger. Although we have assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the RealSource Merger could, particularly in the near term, exceed the savings we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the RealSource Merger.

Litigation challenging the RealSource Merger may increase transaction costs and prevent the RealSource Merger from becoming effective or from becoming effective within the expected time frame.

If any stockholder or limited partner files a lawsuit challenging the RealSource Merger, we can provide no assurances as to the outcome of any such lawsuit, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the RealSource Merger on the agreed-upon terms, such an injunction may prevent the completion of the RealSource Merger in the expected time frame or may prevent the RealSource Merger from being completed altogether. Whether or not any such plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operations of each company’s business.

Our indebtedness will increase following the RealSource Merger.

We will be subject to risks associated with increased debt financing, including a risk that our cash flow could be insufficient to meet required payments on our debt. Our indebtedness could have important consequences to holders of our equity interests, including:

•vulnerability to general adverse economic and industry conditions;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
•requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use operating cash flow to pay distributions and fund working capital, acquisitions, capital expenditures and other general corporate requirements;
•limiting our flexibility in planning for, or reacting to, changes in our business and industry;
•putting us at a disadvantage compared to its competitors with less indebtedness; and
•limiting our ability to access capital markets.

In addition, for certain loans, if we default under a mortgage loan, it would automatically be in default under any other loan that has cross-default provisions, and we may lose the properties securing these loans.

Following consummation of the RealSource Merger, we may assume certain potential and unknown liabilities relating to the RS Parties.

Following the consummation of the RealSource Merger, we will have assumed certain potential and unknown liabilities relating to RS Parties. These liabilities could be significant and have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the three months ended June 30, 2025, we sold equity securities that were not registered under the Securities Act and not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K as described below.

Class I Common Stock

During the three months ended June 30, 2025, we issued 309,799 shares of Class I common stock upon exchange of corresponding OP Units held by various limited partners. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the OP Units. The Class I common stock was issued at the most recently disclosed NAV of the Class I shares as determined based on the valuation guidelines adopted by our board of directors.

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

During the three months ended June 30, 2025, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased (1)	Repurchases as a Percentage of NAV (2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
April 2025	570,973	1.7904679%	$11.2711	—
May 2025	618,173	1.9923896%	$11.5022	—
June 2025	342,140	1.1197139%	$11.5292	—
Total	1,531,286

(1) With the exception of the repurchase of 2,000 Class A shares in May 2025, at the most recent transaction price in effect on the Repurchase Date, all shares have been repurchased pursuant to our share repurchase program.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Office Leases at The Westerly

On August 12, 2025, our conflicts committee approved the negotiation of two separate lease agreements, one with us and the second with CCA, for office space at The Westerly development project. In connection with the approval, our conflicts committee approved a spend of up to $400,000 in tenant improvements, which amount is to be allocated between us and CCA based on leased square footage. The lease terms will be consistent with market and are subject to final approval by our conflicts committee prior to execution.

Authorized CROP LTIP Units

On August 14, 2025, our compensation committee approved an increase in the partnership units in CROP designated as “CROP LTIP Units” under the Sixth Amended and Restated Limited Partnership Agreement of CROP from 2,000,000 CROP LTIP Units to 8,000,000 CROP LTIP Units. Our compensation committee has granted and intends to continue to grant CROP LTIP Units as equity compensation to our officers, directors and certain employees of the Company.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger dated June 25, 2025, by and among Cottonwood Communities, Inc., Cottonwood Residential O.P., LP, Cottonwood Communities GP Subsidiary, LLC, RealSource Properties, Inc. and RealSource Properties OP, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 26, 2025)

3.1
Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018

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
3.10
Articles Supplementary for the Class D shares of common stock, incorporated by reference to Exhibit 3.12 to the Company’s Registration Statement on Form S-4/A (file no. 333-255171) filing dated May 13, 2021

3.11
Articles Supplementary for the Class D and Class T shares of common stock, incorporated by reference to Exhibit 3.1 to the Company's Post-Effective Amendment no. 7 to its Registration Statement on Form S-11 (No. 333-215272) filed August 11, 2021

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
10.1
Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2025)

10.2
Renewal Agreement dated May 7, 2025 by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC with respect to Reimbursement and Cost Sharing Agreement dated May 7, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2025)

10.3
Internalization Agreement, dated as of June 25, 2025, by and among: (i) RealSource Properties, Inc.; (ii) RealSource Properties OP, LP; (iii) RealSource Properties Advisor, LLC; (iv) RS Properties Management, LLC; (v) RealSource Management LLC; (vi) RealSource Advisor Holdings; (vii) RSP Management Holdings; (viii) Michelle M. Hanks, as Trustee of the Lake Louise Trust; (ix) Mark Hanks; and (x) Kelly Randall and M. Hanks, each as a Contributor Representative, solely with respect to Section 7.6, Section 9.1(b) and Section 9.1(d) (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-11 (No. 333-282872) filed June 27, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Amended and Restated Share Repurchase Program effective August 12, 2025
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

By:	/s/ Daniel Shaeffer
Daniel Shaeffer, Chief Executive Officer

By:	/s/ Adam Larson
Adam Larson, Chief Financial Officer

Dated: August 14, 2025