Form 10-Q
period 2025-09-30
Cottonwood Communities, Inc.
filed 2025-11-13
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 7, 2025, there were 4,280,503 shares of the registrant’s Class T common stock, 441,351 shares of the registrant's Class D common stock, 6,885,555 shares of the registrant's Class I common stock, and 18,029,236 shares of the registrant’s Class A common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)
Real estate assets, net	$1,415,574	$1,679,497
Investments in unconsolidated real estate entities	126,972	111,556
Investments in real estate-related loans, net	40,715	30,027
Cash and cash equivalents	110,951	59,877
Restricted cash	24,720	33,560
Other assets	39,511	29,338
Total assets	$1,758,443	$1,943,855
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$965,536	$1,151,514
Construction loans, net	7,386	44,046
Land loans, net	19,155	—
Preferred stock, net	243,962	221,072
Unsecured promissory notes, net	20,336	21,350
Accounts payable, accrued expenses and other liabilities	70,557	60,944
Total liabilities	1,326,932	1,498,926
Commitments and contingencies (Note 13)
Equity and noncontrolling interests
Stockholders' equity
Series A Convertible Preferred Stock, $0.01 par value, 15,000,000 shares authorized at $10.00 per share; 10,595,987 and 5,825,457 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	93,437	50,668
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,248,764 and 4,289,506 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	42	43
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 463,460 and 386,477 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	5	4
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 6,481,062 and 6,162,803 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	65	62
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 18,401,889 and 20,358,844 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	178	197
Additional paid-in capital	359,623	372,611
Accumulated distributions - Series A Convertible Preferred	(7,251)	(2,255)
Accumulated distributions - common stock	(101,244)	(84,797)
Accumulated deficit	(100,725)	(105,717)
Total stockholders' equity	244,130	230,816
Noncontrolling interests
Limited partners	160,720	186,032
Partially owned entities	26,661	28,081
Total noncontrolling interests	187,381	214,113
Total equity and noncontrolling interests	431,511	444,929
Total liabilities, equity and noncontrolling interests	$1,758,443	$1,943,855

See accompanying notes to condensed consolidated financial statements

Note: The condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 include assets of consolidated variable interest entities, or VIEs of $489.6 million and $498.9 million, respectively, and liabilities of $412.4 million and $409.7 million, respectively. Refer to Note 11 for additional discussion of our VIEs.

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Rental and other property revenues	$32,487	$37,335	$104,980	$108,756
Property management revenues	1,487	2,025	4,938	6,407
Other revenues	2,248	1,206	5,954	2,980
Total revenues	36,222	40,566	115,872	118,143
Operating expenses
Property operations expense	12,231	15,099	39,356	42,564
Property management expense	4,227	4,484	13,594	13,621
Asset management fee	3,014	3,125	9,137	9,398
Depreciation and amortization	13,096	17,596	42,282	49,749
General and administrative expenses	1,836	3,001	7,325	5,946
Impairment loss	—	—	957	—
Total operating expenses	34,404	43,305	112,651	121,278
Income (loss) from operations	1,818	(2,739)	3,221	(3,135)
Equity in earnings of unconsolidated real estate entities	1,530	1,361	4,415	4,979
Interest income	638	435	1,453	1,403
Interest expense	(16,742)	(21,176)	(55,101)	(62,852)
Loss on debt extinguishment	—	(1,115)	(1,732)	(2,554)
Gain on sale of real estate assets	—	20,668	64,766	47,311
Gain on legal settlement	—	16,020	400	16,020
Other expense	(3,005)	(2,670)	(10,123)	(2,553)
(Loss) income before income taxes	(15,761)	10,784	7,299	(1,381)
Income tax benefit (expense)	1,103	(159)	1,523	(191)
Net (loss) income	(14,658)	10,625	8,822	(1,572)
Net loss (income) attributable to noncontrolling interests:
Limited partners	7,301	(4,168)	(5,014)	1,027
Partially owned entities	440	(2,381)	1,184	(808)
Net (loss) income attributable to controlling interests	(6,917)	4,076	4,992	(1,353)
Less: preferred stock dividends	1,979	672	4,996	1,286
Net (loss) income attributable to common stockholders	$(8,896)	$3,404	$(4)	$(2,639)

Weighted-average common shares outstanding - basic and diluted	30,072,749	31,732,893	30,873,016	31,654,014

Net (loss) earnings per common share - basic and diluted	$(0.30)	$0.11	$—	$(0.08)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2025	$50,668	$43	$4	$62	$197	$372,611	$(2,255)	$(84,797)	$(105,717)	$230,816	$186,032	$28,081	$444,929
Issuance of Series A Convertible Preferred Stock	19,899	—	—	—	—	—	—	—	—	19,899	—	—	19,899
Offering Costs - Series A Convertible Preferred Stock	(1,621)	—	—	—	—	—	—	—	—	(1,621)	—	—	(1,621)
Series A Convertible Preferred Stock repurchased	(450)	—	—	—	—	—	—	—	—	(450)	—	—	(450)
Issuance of common stock	—	1	—	5	—	7,660	—	—	—	7,666	—	—	7,666
Offering costs - common stock	—	—	—	—	—	(489)	—	—	—	(489)	—	—	(489)
Distribution reinvestment	—	—	—	—	—	871	—	—	—	871	—	—	871
Common stock/CROP Units repurchased	—	(1)	—	(2)	(7)	(11,758)	—	—	—	(11,768)	(90)	—	(11,858)
Exchanges and transfers	—	—	—	1	—	1,792	—	—	—	1,793	(1,793)	—	—
Share-based compensation	—	—	—	—	—	93	—	—	—	93	949	—	1,042
Distributions to investors	—	—	—	—	—	—	(1,333)	(5,648)	—	(6,981)	(5,893)	(93)	(12,967)
Net loss	—	—	—	—	—	—	—	—	(6,273)	(6,273)	(6,405)	(336)	(13,014)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	782	—	—	—	782	(782)	—	—
Balance at March 31, 2025	$68,496	$43	$4	$66	$190	$371,562	$(3,588)	$(90,445)	$(111,990)	$234,338	$172,018	$27,652	$434,008
Issuance of Series A Convertible Preferred Stock	12,693	—	—	—	—	—	—	—	—	12,693	—	—	12,693
Offering Costs - Series A Convertible Preferred Stock	(1,063)	—	—	—	—	—	—	—	—	(1,063)	—	—	(1,063)
Issuance of common stock	—	1	1	1	—	2,815	—	—	—	2,818	—	—	2,818
Offering costs - common stock	—	—	—	—	—	(491)	—	—	—	(491)	—	—	(491)
Distribution reinvestment	—	—	—	—	—	873	—	—	—	873	—	—	873
Common stock/CROP Units repurchased	—	(1)	—	(7)	(6)	(17,475)	—	—	—	(17,489)	(600)	—	(18,089)
Exchanges and transfers	—	—	—	3	—	3,640	—	—	—	3,643	(3,643)	—	—
Share-based compensation	—	—	—	—	—	76	—	—	—	76	780	—	856
Distributions to investors	—	—	—	—	—	—	(1,684)	(5,539)	—	(7,223)	(5,839)	(54)	(13,116)
Net income (loss)	—	—	—	—	—	—	—	—	18,182	18,182	18,720	(408)	36,494
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	2,846	—	—	—	2,846	(2,846)	—	—
Balance at June 30, 2025	$80,126	$43	$5	$63	$184	$363,846	$(5,272)	$(95,984)	$(93,808)	$249,203	$178,590	$27,190	$454,983
Issuance of Series A Convertible Preferred Stock	14,772	—	—	—	—	—	—	—	—	14,772	—	—	14,772
Offering Costs - Series A Convertible Preferred Stock	(1,434)	—	—	—	—	—	—	—	—	(1,434)	—	—	(1,434)
Series A Convertible Preferred Stock repurchased	(27)	—	—	—	—	—	—	—	—	(27)	—	—	(27)
Issuance of common stock	—	—	—	3	—	3,066	—	—	—	3,069	—	—	3,069
Offering costs - common stock	—	—	—	—	—	(454)	—	—	—	(454)	—	—	(454)
Distribution reinvestment	—	—	—	—	—	865	—	—	—	865	—	—	865
Common stock/OP Units repurchased	—	(1)	—	(2)	(6)	(11,900)	—	—	—	(11,909)	(1,453)	—	(13,362)
Exchanges and transfers	—	—	—	1	—	1,721	—	—	—	1,722	(1,722)	—	—
Share-based compensation	—	—	—	—	—	91	—	—	—	91	666	—	757
Distributions to investors	—	—	—	—	—	—	(1,979)	(5,260)	—	(7,239)	(5,672)	(89)	(13,000)
Net loss	—	—	—	—	—	—	—	—	(6,917)	(6,917)	(7,301)	(440)	(14,658)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	2,388	—	—	—	2,388	(2,388)	—	—
Balance at September 30, 2025	$93,437	$42	$5	$65	$178	$359,623	$(7,251)	$(101,244)	$(100,725)	$244,130	$160,720	$26,661	$431,511

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2024	$1,569	$39	$2	$43	$226	$373,954	$(14)	$(62,114)	$(94,761)	$218,944	$221,617	$30,986	$471,547
Issuance of Series A Convertible Preferred Stock	13,608	—	—	—	—	—	—	—	—	13,608	—	—	13,608
Offering Costs - Series A Convertible Preferred Stock	(1,713)	—	—	—	—	—	—	—	—	(1,713)	—	—	(1,713)
Issuance of common stock	—	1	—	3	—	5,976	—	—	—	5,980	—	—	5,980
Offering costs - common stock	—	—	—	—	—	(88)	—	—	—	(88)	—	—	(88)
Distribution reinvestment	—	—	—	—	—	724	—	—	—	724	—	—	724
Common stock/CROP Units repurchased	—	(1)	—	(1)	(7)	(12,575)	—	—	—	(12,584)	(1,968)	—	(14,552)
Exchanges and transfers	—	—	—	1	—	612	—	—	—	613	(613)	—	—
CROP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	3,322	—	3,322
Share-based compensation	—	—	—	—	—	53	—	—	—	53	929	—	982
Distributions to investors	—	—	—	—	—	—	(143)	(5,656)	—	(5,799)	(5,887)	(39)	(11,725)
Net income (loss)	—	—	—	—	—	—	—	—	3,919	3,919	3,856	(712)	7,063
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	1,914	—	—	—	1,914	(1,914)	—	—
Balance at March 31, 2024	$13,464	$39	$2	$46	$219	$370,570	$(157)	$(67,770)	$(90,842)	$225,571	$219,342	$30,235	$475,148
Issuance of Series A Convertible Preferred Stock	12,969	—	—	—	—	—	—	—	—	12,969	—	—	12,969
Offering Costs - Series A Convertible Preferred Stock	(1,570)	—	—	—	—	—	—	—	—	(1,570)	—	—	(1,570)
Issuance of common stock	—	3	1	6	—	11,714	—	—	—	11,724	—	—	11,724
Offering costs - common stock	—	—	—	—	—	(1,048)	—	—	—	(1,048)	—	—	(1,048)
Distribution reinvestment	—	—	—	—	—	774	—	—	—	774	—	—	774
Common stock/CROP Units repurchased	—	(1)	—	(1)	(9)	(13,413)	—	—	—	(13,424)	(1,848)	—	(15,272)
Exchanges and transfers	—	—	—	4	—	5,364	—	—	—	5,368	(5,368)	—	—
CROP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	10,891	—	10,891
Share-based compensation	—	—	—	—	—	70	—	—	—	70	947	—	1,017
Distributions to investors	—	—	—	—	—	—	(471)	(5,672)	—	(6,143)	(6,016)	(27)	(12,186)
Net loss	—	—	—	—	—	—	—	—	(9,348)	(9,348)	(9,051)	(861)	(19,260)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	1,111	—	—	—	1,111	(1,111)	—	—
Balance at June 30, 2024	$24,863	$41	$3	$55	$210	$375,142	$(628)	$(73,442)	$(100,190)	$226,054	$207,786	$29,347	$463,187
Issuance of Series A Convertible Preferred Stock	10,157	—	—	—	—	—	—	—	—	10,157	—	—	10,157
Offering Costs - Series A Convertible Preferred Stock	(1,089)	—	—	—	—	—	—	—	—	(1,089)	—	—	(1,089)
Issuance of common stock	—	1	1	3	—	6,987	—	—	—	6,992	—	—	6,992
Offering costs - common stock	—	—	—	—	—	(651)	—	—	—	(651)	—	—	(651)
Distribution reinvestment	—	—	—	—	—	832	—	—	—	832	—	—	832
Common stock/CROP Units repurchased	—	—	—	(2)	(5)	(9,439)	—	—	—	(9,446)	(815)	—	(10,261)
Exchanges and transfers	—	—	—	2	—	1,853	—	—	—	1,855	(1,855)	—	—
Share-based compensation	—	—	—	—	—	66	—	—	—	66	953	—	1,019
Distributions to investors	—	—	—	—	—	—	(673)	(5,682)	—	(6,355)	(5,930)	(3,051)	(15,336)
Net income	—	—	—	—	—	—	—	—	4,076	4,076	4,168	2,381	10,625
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	291	—	—	—	291	(291)	—	—
Balance at September 30, 2024	$33,931	$42	$4	$58	$205	$375,081	$(1,301)	$(79,124)	$(96,114)	$232,782	$204,016	$28,677	$465,475

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$8,822	$(1,572)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	42,282	49,749
Gain on sale of real estate assets	(64,766)	(47,311)
Gain on legal settlement	—	(16,020)
Share-based compensation	2,655	3,018
Deferred taxes	(1,588)	(182)
Amortization of debt issuance costs, discounts and premiums	5,074	4,716
Paid-in-kind interest on construction loans	(1,589)	1,387
Derivative fair value adjustments	1,525	3,762
Loss on debt extinguishment	1,732	2,554
Impairment loss	957	—
Other operating	109	(526)
Equity in earnings of unconsolidated real estate entities	(4,415)	(4,979)
Distributions from unconsolidated real estate entities - return on capital	2,188	14,229
Changes in operating assets and liabilities:
Other assets	(6,889)	(3,741)
Accounts payable, accrued expenses and other liabilities	7,826	13,984
Net cash (used in) provided by operating activities	(6,077)	19,068
Cash flows from investing activities:
Cash acquired on consolidation of real estate	—	4,485
Proceeds from sale of real estate assets, net	327,031	87,704
Promissory note to buyer of real estate assets	(7,000)	—
Capital expenditures and development activities	(37,197)	(39,042)
Investments in unconsolidated real estate entities	(13,304)	(1,314)
Proceeds from sale of investments in unconsolidated real estate entities	—	24,934
Contributions to investments in real estate-related loans	(10,372)	(20,057)
Net cash provided by investing activities	259,158	56,710

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Principal payments on mortgage notes	(678)	(348)
Borrowings from revolving credit facility	11,000	109,736
Repayments on revolving credit facility	(67,264)	(73,000)
Borrowings under mortgage notes	88,533	106,082
Repayments of mortgage notes	(221,405)	(87,892)
Deferred financing costs on mortgage notes	(100)	(1,029)
Borrowings from construction loans	7,378	8,326
Repayments of construction loans	(42,463)	(95,771)
Payoff of preferred interest liability	—	(15,300)
Borrowings under land loans	19,240	—
Deferred financing costs on land loans	(222)	—
Repayments of related party notes assumed on acquisition	—	(1,332)
Proceeds from issuance of preferred stock	25,011	15,682
Redemption of preferred stock	(1,633)	(3,336)
Offering costs paid on issuance of preferred stock	(2,660)	(1,941)
Repurchase of unsecured promissory notes	(843)	(755)
Proceeds from issuance of Series A Convertible Preferred Stock	47,362	36,572
Offering costs paid on issuance of Series A Convertible Preferred Stock	(4,159)	(4,436)
Repurchase of Series A Convertible Preferred Stock	(477)	—
Proceeds from issuance of common stock	13,553	24,696
Repurchase of common stock/CROP Units	(42,804)	(45,871)
Offering costs paid on issuance of common stock	(1,586)	(2,164)
Distributions to convertible preferred stockholders	(4,685)	(1,056)
Distributions to common stockholders	(14,010)	(14,705)
Distributions to noncontrolling interests - limited partners	(17,530)	(17,799)
Distributions to noncontrolling interests - partially owned entities	(237)	(107)
Other financing activities	(168)	—
Net cash used in financing activities	(210,847)	(65,748)
Net increase in cash and cash equivalents and restricted cash	42,234	10,030
Cash and cash equivalents and restricted cash, beginning of period	93,437	90,813
Cash and cash equivalents and restricted cash, end of period	$135,671	$100,843

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$110,951	$64,978
Restricted cash	24,720	35,865
Total cash and cash equivalents and restricted cash	$135,671	$100,843

Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued deferred offering costs	$(281)	$(329)
Distributions reinvested in common stock	2,609	2,330
Changes in accrued capital expenditures	3,280	(10,469)
Paid-in-kind interest related to construction	—	2,265
Changes in accrued redemptions	767	(5,743)
Cottonwood Lighthouse Point Acquisition
Real estate assets, net of cash acquired	$—	$86,961
Mortgage note assumed	—	(47,581)
Other assets and liabilities assumed, net	—	(2,426)
Value of CROP Units issued for interests acquired	—	3,322
Alpha Mill Acquisition
Real estate assets, net of cash acquired	$—	$73,253
Mortgage note assumed	—	(38,295)
Other assets and liabilities assumed, net	—	181
Value of CROP Units issued for interests acquired	—	10,891

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

We conducted an initial public offering of common stock (the “Initial Offering”) from August 13, 2018 to December 22, 2020, from which we raised gross proceeds of $122.0 million. In November 2021, we registered with the SEC an offering of up to $1.0 billion of shares of common stock (the “Follow-on Offering”), consisting of up to $900.0 million in shares of common stock offered in a primary offering (the “Primary Offering”) and $100.0 million in shares under our distribution reinvestment plan (the “DRP Offering”). As of September 30, 2025, we have raised gross proceeds of $257.8 million from the Follow-on Offering, including $10.5 million proceeds from the DRP Offering. We intend to conduct a continuous public offering of our common stock that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and applicable state laws.

Since November 2019, we have periodically conducted private placement offerings exempt from registration under the Securities Act pursuant to which we have offered for sale to accredited investors preferred stock at a purchase price of $10.00 per share of preferred stock (the “Private Offerings”). As of September 30, 2025, we have raised gross proceeds of $367.0 million from the Private Offerings. Additional information about our preferred stock is included in Note 8 and Note 9 to these condensed consolidated financial statements.

In addition, our board of directors has approved a program (the “DST Program”) for us, through our taxable REIT subsidiary, to sell beneficial interests in specific Delaware statutory trusts holding real properties (“DST Interests”) through private placement offerings exempt from registration under the Securities Act. We commenced our first offering of DST Interests in Cottonwood Riverfront DST, a Delaware statutory trust, in the third quarter of 2025. Our ownership interest in 805 Riverfront will decline as we raise proceeds in this DST offering. As of September 30, 2025, no DST Interests had been sold.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of September 30, 2025, our portfolio consists of ownership interests or structured investment interests in 34 multifamily apartment communities with a total of 9,204 units, including 198 units in one multifamily apartment community under construction and another 1,545 units in seven multifamily apartment communities in which we have a structured investment interest. In addition, we have an ownership interest in four land sites. We operate as one reportable segment comprising multifamily real estate.

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

At the effective time of the merger with and into Merger Sub, each issued and outstanding share of RS common stock, $0.01 par value per share (“RS Common Stock”), that is not cancelled and retired under the Merger Agreement will be converted into the right to receive 0.8893 shares of our Class I common stock, subject to adjustment as described in the Merger Agreement. As of September 30, 2025, there were 211,495.63 shares of RS Common Stock issued and outstanding. At the effective time of the merger with and into CROP, each issued and outstanding common unit of limited partnership interests in

RSOP (“RSOP Partnership Unit”) that is not cancelled and retired under the Merger Agreement will be converted into the right to receive common units of limited partnership interest in at the same ratio as the common stock. As of September 30, 2025, there were 18,502,820 RSOP Partnership Units outstanding. As the exchange ratio is subject to adjustment both prior to and after the completion of the merger, security holders of the RS Parties may receive less than or more than 0.8993 shares or units of the Company or CROP, as applicable.

The obligations of each party to consummate the merger are subject to a number of conditions, including receipt of the approval of the RS security holders, and no assurances can be provided that we will successfully complete the merger.

During the nine months ended September 30, 2025, we expensed $2.1 million of professional fees, included in other expense in the condensed consolidated statements of operations, in connection with the pending merger.

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

3.    Real Estate Assets, Net

The following table summarizes the carrying amounts of our consolidated real estate assets ($ in thousands):

	September 30, 2025	December 31, 2024
Land	$223,693	$265,635
Buildings and improvements	1,222,815	1,459,787
Furniture, fixtures and equipment	60,454	67,131
Intangible assets	35,117	37,782
Construction in progress (1)	79,858	46,965
	1,621,937	1,877,300
Less: Accumulated depreciation and amortization	(206,363)	(197,803)
Real estate assets, net	$1,415,574	$1,679,497

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.

Sale of Cottonwood Broadway

On February 28, 2025, we sold Cottonwood Broadway for net proceeds of $41.0 million after repayment of associated mortgage debt. We recorded a net gain on sale of $7.9 million.

As part of the sale, we provided a 10-year, $7.0 million unsecured promissory note to the buyer. The note bears an interest rate of 6.78%. The promissory note can be prepaid anytime with the first payment due on the 25th month of the loan. The promissory note is included in other assets on the condensed consolidated balance sheet at September 30, 2025. As of September 30, 2025, interest receivable was $0.3 million.

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

4.    Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of September 30, 2025 and December 31, 2024 ($ in thousands):

			Balance at
Property / Development	Location	% Owned	September 30, 2025	December 31, 2024
Stabilized Properties
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	$8,811	$10,314
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	5,515	6,036
Fox Point (1)	Salt Lake City, UT	52.8%	11,964	12,570
The Marq Highland Park (1)	Tampa, FL	74.1%	20,447	22,265
Preferred Equity Investments
417 Callowhill (2)	Philadelphia, PA		49,231	44,733
Infield (2)	Kissimmee, FL		19,558	15,408
Regenerant Venture	Various		11,189	—
Other			257	230
Total			$126,972	$111,556

(1) We account for our tenant in common interests in these properties as equity method investments.
(2) As of September 30, 2025, we have fully funded our commitments on both 417 Callowhill and Infield.

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

Our proportionate share of losses from unconsolidated stabilized properties for the three months ended September 30, 2025 and 2024 were $0.8 million and $1.1 million, respectively. Our proportionate share of losses from unconsolidated stabilized properties for the nine months ended September 30, 2025 and 2024 were $2.2 million and $3.3 million, respectively. These amounts are included in equity in earnings of unconsolidated real estate entities in the condensed consolidated statements of operations.

Our preferred equity investments, which are in development projects, have liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value method. Equity in earnings for our preferred equity investments for the three months ended September 30, 2025 and 2024 were $2.4 million and $2.4 million, respectively. Equity in earnings for our preferred equity investments for the nine months ended September 30, 2025 and 2024 were $6.6 million and $8.3 million, respectively. These amounts are included in equity in earnings of unconsolidated real estate entities in the condensed consolidated statements of operations.

5.    Investments in Real Estate-Related Loans

Our investments in real estate-related loans consist of the following mezzanine loans as of September 30, 2025 and December 31, 2024 ($ in thousands):

				September 30, 2025			December 31, 2024
Property Name	Loan Type	Fixed Interest Rate	Maturity Date	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
2215 Hollywood (1)	Mezzanine	14.5%	April 14, 2026	$10,045	$(17)	$10,028	$10,045	$(42)	$10,003
Monrovia Station (2)	Mezzanine	16.5%	July 18, 2027	20,150	(88)	20,062	20,150	(126)	20,024
Prospect on Central (3)	Mezzanine	15.0%	May 8, 2027	4,103	(30)	4,073	—	—	—
Bowline	Mezzanine	14.8%	May 20, 2029	6,611	(59)	6,552	—	—	—
Total				$40,909	$(194)	$40,715	$30,195	$(168)	$30,027

(1) The 2215 Hollywood loan was originated in April 2023 and has one 12-month extension option. As of September 30, 2025 and December 31, 2024, interest receivable was $4.4 million and $2.9 million, respectively.

(2) The Monrovia Station loan was originated in July 2023 and has two 12-month extension options. As of September 30, 2025 and December 31, 2024, interest receivable was $6.2 million and $3.1 million, respectively.

(3) As of September 30, 2025, carrying value includes $1.1 million of unamortized discount.

Interest receivable is included in other assets on the condensed consolidated balance sheets.

On April 16, 2025, we provided a $5.1 million mezzanine loan to Prospect on Central, a mixed-use property in Denver, Colorado. The mezzanine loan is paid current interest at a rate of 15.0% and matures on May 8, 2027 with two 12-month extension options, subject to conditions being met.

On May 20, 2025, we entered into an agreement to provide a $8.4 million mezzanine loan to the sponsor of Bowline, a ground-up development in Santa Rosa Beach, Florida. We funded $2.6 million upon the execution of the agreement. Through September 30, 2025, we have funded an additional $4.0 million. The mezzanine loan accrues interest at a rate of 14.75% on the entire commitment and matures on May 20, 2029 with two 12-month extension options, subject to conditions being met. As of September 30, 2025, interest receivable was $0.5 million.

6.    Debt

Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of September 30, 2025 and December 31, 2024 ($ in thousands):

	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	Principal Balance Outstanding
Indebtedness			September 30, 2025	December 31, 2024
Fixed rate loans
Fixed rate mortgages	4.36%	3.8 Years	$805,913	$808,056
Total fixed rate loans			805,913	808,056
Variable rate loans (2)
Floating rate mortgages	5.82% (3)	5.5 Years	166,817	273,416
Variable rate revolving credit facility	—%	2.2 Years	—	79,250
Total variable rate loans			166,817	352,666
Total secured loans			972,730	1,160,722
Unamortized debt issuance costs and discounts			(2,778)	(4,220)
Premium on assumed debt, net			(4,416)	(4,988)
Mortgage notes and revolving credit facility, net			$965,536	$1,151,514

(1) For loans where we have the ability to exercise extension options at our own discretion, the maximum maturity date has been assumed, subject to certain debt service coverage ratio, loan to cost or debt yield requirements.

(2) The interest rates of our variable rate loans are based on 30-Day Average SOFR or one-month SOFR (CME Term).
(3) Includes the impact of interest rate caps in effect on September 30, 2025.

As of September 30, 2025, our $100.0 million variable rate revolving credit facility was secured by Alpha Mill, with the amount available to draw subject to a cap based on certain loan-to-value ratios and other requirements. As of September 30, 2025, the amount available to draw on our variable rate revolving credit facility was capped at $32.4 million primarily due to the interest rate environment and the applicable debt-service coverage ratio.

Proceeds from the sale of Parc Westborough in May 2025 were used to pay down the balance on the revolving credit facility that was allocated to Alpha Mill such that the entire balance on the facility was reduced to zero.

On June 27, 2025, we transferred 805 Riverfront to Cottonwood Riverfront DST in which we owned 100% of the DST Interests as of September 30, 2025. In connection with this transaction, we refinanced the bridge loan on the property with a mortgage loan and reduced the debt from $60.2 million to $42.6 million. The mortgage loan bears interest at 5.08% and has a seven-year term.

We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of September 30, 2025.

Construction Loans

Information on our construction loans is as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn
				September 30, 2025	December 31, 2024
Cottonwood Highland (1)	30-Day Average SOFR + 2.55%	May 1, 2029	$44,250	$—	$44,046
The Westerly (2)	One-Month SOFR + 3.00%	July 12, 2028	42,000	7,386	—
			$86,250	$7,386	$44,046

(1) On August 28, 2025, we refinanced the construction loan for Cottonwood Highland into a $46.9 million, 5.13% fixed rate mortgage loan that matures on September 1, 2030.
(2) In July 2023, we entered into a construction loan agreement for The Westerly, a development project in Millcreek, UT. Construction is expected to be completed in 2026.

Land Loans

Information on our land loans is as follows ($ in thousands):

			Principal Balance Outstanding
Development	Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
Galleria (1)	One-Month SOFR + 3.00%	February 25, 2026	$14,500	$—
3300 Cottonwood (1)	7.29%	January 22, 2026	4,740	—
Total land loans			19,240	—
Unamortized debt issuance costs			(85)	—
Land loans, net			$19,155	$—

(1) We intend to repay these loans in cash upon maturity with proceeds from cash on hand and available capacity on our revolving credit facility.

Unsecured Promissory Notes, Net

We have issued unsecured promissory notes to investors outside of the United States. These notes are subordinate to all of CROP's debt. Information on our unsecured promissory notes is as follows ($ in thousands):

				Principal Balance Outstanding
	Offering Size	Interest Rate	Maturity Date	September 30, 2025	December 31, 2024
2019 6% Notes (1)	$25,000	6.50%	December 31, 2025	$20,490	$21,350
2025 7.25% Notes (1)	50,000	7.25%	December 31, 2029	—	—
	$75,000			20,490	$21,350
Unamortized debt issuance costs				(154)
Unsecured promissory notes, net				$20,336

(1) On August 1, 2025, we launched a $50.0 million private placement offering of 2025 7.25% Notes. The notes bear interest at a rate of 7.25% and mature on December 31, 2029, with two 12-month extension options. The notes can also be exchanged for 2019 6% Notes on a dollar-to-dollar basis. As of September 30, 2025, no 2025 7.25% Notes had been issued. We intend to pay off all 2019 6% Notes that have not been exchanged for 2025 7.25% Notes with available cash on hand.

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to September 30, 2025 are as follows ($ in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Land Loans	Unsecured Promissory Notes	Total
2025	$343	$—	$—	$20,490	$20,833
2026	1,568	—	19,240	—	20,808
2027	363,940	7,386	—	—	371,326
2028	72,234	—	—	—	72,234
2029	1,870		—	—	1,870
Thereafter	532,775	—	—	—	532,775
	$972,730	$7,386	$19,240	$20,490	$1,019,846

7.    Fair Value of Financial Instruments

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of September 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value ($ in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real estate-related loans	$40,715	$41,906	$30,027	$30,195
Unsecured note receivable	6,934	7,000	—	—
Total	$47,649	$48,906	$30,027	$30,195

Financial Liability:
Fixed rate mortgages	$805,913	$794,037	$808,056	$787,680
Floating rate mortgages	166,817	167,371	273,416	273,301
Variable rate revolving credit facility	—	—	79,250	79,250
Construction loans	7,386	7,386	44,046	44,046
Land loans	19,240	19,240	—	—
Series 2019 Preferred Stock	54,242	54,242	120,119	120,119
Series 2023 Preferred Stock	103,434	103,434	107,277	107,277
Series 2023-A Preferred Stock	2,950	2,950	2,950	2,950
Series 2025 Preferred Stock	92,979	92,979	—	—
Unsecured promissory notes, net	20,490	20,490	21,350	21,350
Total	$1,273,451	$1,262,129	$1,456,464	$1,435,973

All financial instruments in the table above are categorized as Level 2 in the fair value hierarchy.

8.    Preferred Stock

We have four classes of preferred stock outstanding as of September 30, 2025: Series 2019, Series 2023, Series 2023-A and Series 2025 which are accounted for as liabilities on the condensed consolidated balance sheets as they are mandatorily redeemable. Information on these classes of preferred stock as of September 30, 2025 and December 31, 2024 is as follows ($ in thousands):

	Current Dividend Rate	Redemption Date	Maximum Extension Date	Shares Outstanding at
				September 30, 2025	December 31, 2024
Series 2019 Preferred Stock (1)(2)	6.00%	December 31, 2025	December 31, 2025	5,424,221	12,011,899
Series 2023 Preferred Stock (1)	6.00% (3)	June 30, 2027	June 30, 2029	10,343,416	10,727,658
Series 2023-A Preferred Stock	7.00%	December 31, 2027	N/A	295,000	295,000
Series 2025 Preferred Stock (1)	6.50% (4)	December 31, 2028	December 31, 2030	9,275,080	—
Total				25,337,717	23,034,557
				\
(1) During the nine months ended September 30, 2025, we exchanged 6,495,792 and 305,822 shares of Series 2019 and Series 2023, respectively, for Series 2025 Preferred Stock.
(2) On October 31, 2025, we redeemed all outstanding Series 2019 Preferred Stock for $52.9 million in cash.
(3) The first-year extension dividend rate, applicable from July 1, 2027 to June 30, 2028, is 6.25%. The fully extended dividend rate, applicable from July 1, 2028 to June 30, 2029, is 6.5%.
(4) The first-year extension dividend rate, applicable from January 1, 2029 to December 31, 2029, is 6.75%. The fully extended dividend rate, applicable from January 1, 2030 to December 31, 2030, is 7.0%.

	September 30, 2025	December 31, 2024
Preferred stock outstanding	$253,322	$230,346
Unamortized offering costs and discounts	(9,360)	(9,274)
Preferred stock, net	$243,962	$221,072

All offerings of preferred stock listed above have terminated other than the Series 2025 Preferred Stock offering, which remains ongoing. Shares of Series 2025 Preferred Stock were first issued in January 2025. During the nine months ended September 30, 2025, we issued $93.0 million of Series 2025 Preferred Stock, of which $68.4 million was issued through Series 2025 Preferred Stock Exchanges for Series 2019 Preferred Stock and $24.6 million was issued for cash. Selling commissions and expenses, legal and other third-party costs for exchanges were expensed under debt modification accounting. During the three and nine months ended September 30, 2025, these expenses were $0.5 million and $6.1 million, respectively, included in other expense in the condensed consolidated statements of operations.

Preferred Stock Dividends

Dividends on preferred stock accounted for as liabilities are recorded through interest expense in the condensed consolidated statements of operations. The following table summarizes our dividend activity for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series 2019 Preferred Stock	$845	$1,834	$3,414	$5,493
Series 2023 Preferred Stock	1,576	1,449	4,743	4,130
Series 2023-A Preferred Stock	52	52	154	154
Series 2025 Preferred Stock	1,447	—	2,826	—
Total	$3,920	$3,335	$11,137	$9,777

Preferred Stock Repurchases

The following table summarizes our repurchase activity for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	Nine Months Ended September 30,
	2025		2024
	Number of shares	Aggregate dollar amount	Number of shares	Aggregate dollar amount
Series 2019 Preferred Stock	91,886	$892	317,505	$3,056
Series 2023 Preferred Stock	78,420	746	69,000	621
Series 2025 Preferred Stock	28,334	255	—	—
Total	198,640	$1,893	386,505	$3,677

9.    Stockholders' Equity

Convertible Preferred Stock

As of September 30, 2025, there were 10,595,987 shares of Convertible Preferred Stock issued and outstanding. For the nine months ended September 30, 2025, we paid aggregate dividends on our Convertible Preferred Stock of $4.7 million.

During the nine months ended September 30, 2025, we repurchased 53,000 shares of Convertible Preferred Stock for $0.5 million at a repurchase price of $9.01. We had no unfulfilled repurchase requests during the nine months ended September 30, 2025.

Common Stock

The following table details the movement in our outstanding shares for each class of common stock:

	Nine Months Ended September 30, 2025
	Class T	Class D	Class I	Class A	Total
December 31, 2024	4,289,506	386,477	6,162,803	20,358,844	31,197,630
Issuance of common stock	256,650	80,979	827,879	—	1,165,508
Distribution reinvestment	65,910	9,358	56,115	91,125	222,508
Exchanges and transfers (1)	—	—	586,612	—	586,612
Repurchases of common stock	(363,302)	(13,354)	(1,152,347)	(2,048,080)	(3,577,083)
September 30, 2025	4,248,764	463,460	6,481,062	18,401,889	29,595,175

(1) Exchanges represent the number of shares CROP Unit holders have exchanged for Class I shares during the period. Transfers represent Class T shares that were converted to Class I shares during the period, of which there were none during the nine months ended September 30, 2025.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our distribution reinvestment plan. For the nine months ended September 30, 2025, we paid aggregate distributions of $16.6 million, including $2.6 million of distributions reinvested through our distribution reinvestment plan.

We declared the following gross monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2025	$0.06083333	$0.73
February 28, 2025	0.06083333	0.73
March 31, 2025	0.06083333	0.73
April 30, 2025	0.06083333	0.73
May 31, 2025	0.06083333	0.73
June 30, 2025	0.06083333	0.73
July 31, 2025	0.06083333	0.73
August 31, 2025	0.05944444	0.71
September 30, 2025	0.05805556	0.70

The net distribution varies for each class of our common stock based on the applicable distribution fee, which is deducted from the gross distribution per share and paid to the dealer manager for the Follow-on Offering and reallowed to participating broker-dealers and servicing broker-dealers.

Common Stock Repurchases

During the nine months ended September 30, 2025, we repurchased 3,577,083 shares of common stock pursuant to our share repurchase program for $41.2 million, at an average repurchase price of $11.51. We had no unfulfilled repurchase requests during the nine months ended September 30, 2025.

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

Management fees to our advisor for the three months ended September 30, 2025 and 2024 were $3.0 million and $3.1 million, respectively. Management fees to our advisor for the nine months ended September 30, 2025 and 2024 were $9.1 million and $9.4 million, respectively.

Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us. There were no acquisition expense reimbursements for the nine months ended September 30, 2025 and 2024.

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

Due to the decrease in the value of our net assets, no performance participation allocation was incurred during the nine months ended September 30, 2025 or during 2024.

Block C

We, through our indirect subsidiaries, have a joint venture investment in Block C for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North and The Archer. As of September 30, 2025, entities affiliated with us and our advisor (the “Affiliated Members”) have made aggregate capital contributions of $10.9 million towards the joint venture. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs Act of 2017. As of September 30, 2025, our ownership in the Block C joint venture was 82.4%.

On January 31, 2025, we entered into a contract to sell The Archer to an unrelated party for $3.0 million. This transaction is expected to close in the fourth quarter of 2025. During the nine months ended September 30, 2025, we recognized an impairment loss of $1.0 million on this development project. We intend to use proceeds from The Archer sale toward the development of other Block C development projects.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reimbursement and Cost Sharing Agreement	$2	$6	$14	$6
Coworking Space Design Agreement	—	207	35	452
Services Agreement, net revenue share	13	68	90	280

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

As of both September 30, 2025 and December 31, 2024, we had eight consolidated properties not wholly owned by us that are VIEs. As with our wholly owned properties, the debt is collateralized by the real estate for each respective property and assets can only be used to settle obligations of each respective VIE. Creditors of consolidated VIEs do not have recourse to our general credit.

In cases where we become the primary beneficiary of a VIE, we recognize a gain or loss for the difference between the sum of (1) the fair value of any consideration paid, the fair value of the noncontrolling interest, and the reported amount of our equity method investment and (2) the net fair value of identifiable assets and liabilities of the VIE.

The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	September 30, 2025	December 31, 2024
Assets:
Real estate assets, net	$471,496	$482,871
Cash and cash equivalents	6,784	5,257
Restricted cash	9,426	8,447
Other assets	1,884	2,347
Total assets	$489,590	$498,922

Liabilities:
Mortgage notes and revolving credit facility, net	$401,031	$354,761
Construction loans, net	—	44,046
Accounts payable, accrued expenses and other liabilities	11,359	10,905
Total liabilities	$412,390	$409,712

12.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

Common Limited CROP Units and LTIP Units are CROP units not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”

Common Limited CROP Units - During the nine months ended September 30, 2025 and 2024, we paid aggregate distributions to noncontrolling CROP Unit holders of $17.5 million and $17.8 million, respectively.

LTIP Units - As of September 30, 2025, there were 305,622 unvested time-based LTIP awards and 597,133 unvested performance-based LTIP awards outstanding. LTIP Unit award share-based compensation, included within share-based compensation in the condensed consolidated statements of stockholders’ equity, was $2.4 million and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively. Total unrecognized compensation expense for LTIP Units as of September 30, 2025 is $3.1 million and is expected to be recognized on a straight-line basis through December 2028.

Noncontrolling Interests - Partially Owned Entities

As of September 30, 2025, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 63%, with the average being 11%.

13.    Commitments and Contingencies

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of September 30, 2025, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

14.    Earnings Per Share

The following table sets forth the computation of our net (loss) earnings per common share - basic and diluted ($ in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for net (loss) earnings per common share - basic and diluted:
Net (loss) income	$(14,658)	$10,625	$8,822	$(1,572)
Net loss (income) attributable to noncontrolling interests - limited partners	7,301	(4,168)	(5,014)	1,027
Net loss (income) attributable to noncontrolling interests - partially owned entities	440	(2,381)	1,184	(808)
Preferred distributions	(1,979)	(672)	(4,996)	(1,286)
Numerator for net (loss) earnings per common share - basic and diluted	$(8,896)	$3,404	$(4)	$(2,639)

Denominator for net (loss) earnings per common share - basic and diluted:	30,072,749	31,732,893	30,873,016	31,654,014
Net (loss) earnings per common share - basic and diluted	$(0.30)	$0.11	$—	$(0.08)

For the three and nine months ended September 30, 2025 and 2024, CROP units and long-term compensation shares/units are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive.

15.    Segment Financial Information

Our chief operating decision maker (“CODM”) utilizes reportable segment net operating income (“Reportable Segment NOI”) to assess performance and determine the allocation of resources. Reportable Segment NOI represents 100% of each of our consolidated and unconsolidated properties’ reportable segment rental and other property revenues and reportable segment property operations expense. We consider Reportable Segment NOI to be an appropriate supplemental measure of operating performance to net income because it measures the core operations of property performance by excluding corporate level expenses, depreciation and amortization, and other items not directly related to ongoing property operating performance. The CODM does not regularly review total assets for our reportable segment as total assets are not used to assess performance or allocate resources.

The following table details Reportable Segment NOI, including significant expenses, for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reportable segment rental and other property revenues	$39,411	$43,636	$125,919	$129,246
Reportable segment property operations expense
Real estate taxes	5,181	5,886	16,164	17,751
Payroll and benefits	2,079	3,252	9,246	9,731
Utilities	2,714	2,810	8,185	7,987
Repairs and maintenance	2,079	2,251	5,902	6,231
Insurance	1,227	1,569	4,248	5,261
Other property expenses (1)	1,703	1,780	3,366	3,544
Total reportable segment property operations expense	14,983	17,548	47,111	50,505
Total reportable segment net operating income	$24,428	$26,088	$78,808	$78,741

(1) Other property expenses include general and administrative, marketing and advertising, and other non-recurring expenses.

The following table reconciles reportable segment net operating income to the reported net (loss) income attributable to common stockholders in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total reportable segment net operating income	$24,428	$26,088	$78,808	$78,741
Rental and other property revenues of unconsolidated properties (1)	(6,924)	(6,301)	(20,939)	(20,490)
Property operations expense of unconsolidated properties (1)	2,752	2,449	7,755	7,941
Equity in earnings of unconsolidated real estate entities (2)	1,530	1,361	4,415	4,979
Property management revenues	1,487	2,025	4,938	6,407
Other revenues	2,248	1,206	5,954	2,980
Property management expense	(4,227)	(4,484)	(13,594)	(13,621)
Asset management fee	(3,014)	(3,125)	(9,137)	(9,398)
Depreciation and amortization	(13,096)	(17,596)	(42,282)	(49,749)
General and administrative expenses	(1,836)	(3,001)	(7,325)	(5,946)
Impairment loss	—	—	(957)	—
Interest income	638	435	1,453	1,403
Interest expense	(16,742)	(21,176)	(55,101)	(62,852)
Loss on debt extinguishment	—	(1,115)	(1,732)	(2,554)
Gain on sale of real estate assets	—	20,668	64,766	47,311
Gain on legal settlement	—	16,020	400	16,020
Other expense	(3,005)	(2,670)	(10,123)	(2,553)
Income tax benefit (expense)	1,103	(159)	1,523	(191)
Net loss (income) attributable to noncontrolling interests - limited partners	7,301	(4,168)	(5,014)	1,027
Net loss (income) attributable to noncontrolling interests - partially owned entities	440	(2,381)	1,184	(808)
Preferred stock dividends	(1,979)	(672)	(4,996)	(1,286)
Net (loss) income attributable to common stockholders	$(8,896)	$3,404	$(4)	$(2,639)

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

The following table reconciles rental and other property revenues and property operations expense for our reportable segment to rental and other property revenues and property operations expense as reported in the condensed consolidated statements of operations ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reportable segment rental and other property revenues	$39,411	$43,636	$125,919	$129,246
Rental and other property revenues of unconsolidated properties	(6,924)	(6,301)	(20,939)	(20,490)
Rental and other property revenues	$32,487	$37,335	$104,980	$108,756

Reportable segment property operations expense	$14,983	$17,548	$47,111	$50,505
Property operations expense of unconsolidated properties	(2,752)	(2,449)	(7,755)	(7,941)
Property operations expense	$12,231	$15,099	$39,356	$42,564

16.    Subsequent Events

We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Bowline Mezzanine Loan

On October 20, 2025, we funded the remaining $1.8 million on the Bowline Mezzanine Loan, thereby fully funding the investment.

Preferred Stock

On October 31, 2025, we redeemed all outstanding Series 2019 Preferred Stock with $52.9 million in cash.

Unsecured Promissory Notes

As of November 7, 2025, we issued $5.1 million of 2025 7.25% Notes for cash and $150,000 in exchange for 2019 6% Notes outstanding.

DST Program

As of November 7, 2025, $7.1 million in DST Interests had been sold.

Amendment to RealSource Merger Agreement

On November 12, 2025, we, CROP and Merger Sub entered into an Amendment to Merger Agreement (the “Merger Amendment”) with the RS Parties and RealSource Advisor Holdings, LLC, in its capacity as the RS Representative. In addition to certain immaterial changes, the Merger Amendment (i) extends the outside date for the closing of the merger with the RS Parties from November 25, 2025 to December 31, 2025, (ii) adjusts the exchange ratio for RSOP’s “net current assets” (as defined in the Merger Amendment) to the extent they are below negative $2,571,106, (iii) includes a new adjustment to the exchange ratio for the costs of remediating certain environmental matters, with such costs constituting transaction expenses and (iv) provides that by accepting any portion of the merger consideration the security holders of the RS Parties irrevocably agree not to seek to have a portion of their merger consideration repurchased under our share repurchase plan or the CROP unit repurchase plan to the extent such consideration could still be recovered by us under the provisions of the Merger Agreement relating to post-closing adjustments to the exchange ratio.

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

Additional risks related to our business are discussed herein and in our prior period Quarterly Reports under Part II - “Item 1A. Risk Factors” and under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans, which we consider to be reasonable, will be achieved. Except as otherwise required by federal securities laws, we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of September 30, 2025, we raised $379.8 million from the sale of common stock in our public offerings and $367.0 million from the sale of our preferred stock in periodic private offerings to accredited investors (the “Private Offerings”). We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored OP Units in CROP.

In addition, our board of directors has approved a program (the “DST Program”) for us, through our taxable REIT subsidiary, to sell beneficial interests (“DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding real properties (the “DST Property”) through private placement offerings exempt from registration under the Securities Act. A DST is a legal entity that allows multiple investors to co-own fractional interests in real estate while maintaining eligibility for a tax-deferred exchange transaction under Section 1031 of the Internal Revenue Code of 1986, as amended. Under the DST Program, each DST Property will be sourced from third parties or from our existing portfolio, which will be held in a DST and subsequently leased back to one of CROP’s wholly owned subsidiaries in accordance with a certain master lease agreement.

Each master lease agreement will be guaranteed by CROP, which will hold a fair market value option (the “FMV Option”), giving it the right, but not the obligation, to acquire the DST Interests in the applicable DST from the investors in exchange for OP Units in CROP or cash, at CROP’s discretion. The FMV Option may be exercised beginning on the two-year anniversary of the final closing of the sale of DST interests pursuant to each private placement. In the event CROP exercises the FMV Option, the exchange of DST Interests for OP Units in CROP should be considered a Section 721 transaction.

We commenced our first offering of DST Interests in Cottonwood Riverfront DST, a Delaware statutory trust, in the third quarter of 2025. Our ownership interest in 805 Riverfront will decline as we raise proceeds in this DST offering. As of September 30, 2025, no DST Interests had been sold. As of November 7, 2025, $7.1 million in DST Interests had been sold.

As of our September 30, 2025 NAV, we had a portfolio of $2.1 billion in total assets, with 78.3% of our equity value in operating properties, 2.7% in development, 14.4% in real estate-related structured investments and 4.6% in land held for development. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.

Proposed Merger with RealSource

On June 25, 2025, we, CROP, and our wholly owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with RealSource Properties, Inc. (“RS”) and RealSource Properties OP, LP (“RSOP,” and together with RS, the “RS Parties”). The merger is a stock-for-stock and unit-for-unit transaction whereby, subject to the terms and conditions of the Merger Agreement, RS will be merged with and into Merger Sub and RSOP will be merged with and into CROP (the “RealSource Merger”).

If the closing conditions are met or waived, the merger will result in us acquiring the 11-property, 3,565-unit portfolio of multifamily assets of the RS Parties. In connection with the merger, we will also acquire third-party property management contracts on seven additional properties totaling 1,353 units.

At the effective time of the merger with and into Merger Sub, each issued and outstanding share of RS common stock, $0.01 par value per share (“RS Common Stock”), that is not cancelled and retired under the Merger Agreement will be converted into the right to receive 0.8893 shares of our Class I common stock, subject to adjustment as described in the Merger Agreement. As of September 30, 2025, there were 211,495.63 shares of RS Common Stock issued and outstanding. At the effective time of the merger with and into CROP, each issued and outstanding common unit of limited partnership interests in RSOP (“RSOP Partnership Unit”) that is not cancelled and retired under the Merger Agreement will be converted into the right to receive common units of limited partnership interest in at the same ratio as the common stock. As of September 30, 2025, there were 18,502,820 RSOP Partnership Units outstanding. As the exchange ratio is subject to adjustment both prior to and after the completion of the merger, security holders of the RS Parties may receive less than or more than 0.8993 shares or units of the Company or CROP, as applicable.

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

Highlights for the Three Months Ended September 30, 2025

The following highlights activities that occurred during the three months ended September 30, 2025:

•Net loss attributable to common stockholders was $(0.30) per diluted share compared to net income attributable to common stockholders of $0.11 per diluted share for the same period in the prior year. The decrease was primarily due to the gain on sale of The Marq Highland Park tenant in common interests and the gain from a legal settlement in the third quarter of 2024.
•Reportable segment net operating income (“Reportable Segment NOI”) was $24.4 million compared to $26.1 million for the same period in the prior year primarily due to increases from lease-up properties, offset by lost net operating income from property sales.
•Same store net operating income (“Same Store NOI”) was $20.0 million compared to $19.9 million for the same period in the prior year.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $(0.01) per diluted share/unit compared to $0.08 for the same period in the prior year.
•Core FFO was $0.07 per diluted share/unit, compared to $0.00 for the same period in the prior year.
•Net asset value was $11.3506 per share/unit at September 30, 2025, compared to $11.5153 per share/unit at June 30, 2025.
•Funded the remaining $1.0 million of our preferred equity investment in the Infield development.
•Funded $3.5 million of our $8.4 million mezzanine loan investment in the Bowline development.
•Funded $11.2 million to the Regenerant Venture to fund the acquisition of partnership interests in three projects.
•Refinanced the construction loan on Cottonwood Highland with a fixed rate loan in the amount of $46.9 million.
•Raised $5.6 million of net proceeds from the sale of Series 2025 Preferred Stock.
•Exchanged 712,710 and 134,191 shares of Series 2019 and Series 2023, respectively, for Series 2025 Preferred Stock.
•Raised $13.3 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Raised $2.6 million of net proceeds from the sale of our common stock issued under our registered public offering.
•Repurchased $13.4 million of common stock and OP Units at an average discount of 1% to NAV.

Highlights for the Nine Months Ended September 30, 2025

The following highlights activities that occurred during the nine months ended September 30, 2025:

•Net loss attributable to common stockholders was $0.00 per diluted share compared to net loss attributable to common stockholders of $(0.08) per diluted share for the same period in the prior year. The improvement was primarily due to gains on property sales in 2025.
•Reportable Segment NOI was $78.8 million compared to $78.7 million for the same period in the prior year primarily due to increases from lease-up properties, offset by lost net operating income from property sales.
•Same Store NOI was $60.5 million compared to $60.7 million for the same period in the prior year.
•FFO was $(0.15) per diluted share/unit compared to $0.03 for the same period in the prior year.
•Core FFO was $0.18 per diluted share/unit, compared to $0.04 for the same period in the prior year.
•Net asset value was $11.3506 per share/unit at September 30, 2025, compared to $12.0083 per share/unit at December 31, 2024.
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
•Funded the remaining $2.0 million of our preferred equity investment in the Infield development.
•Funded $6.6 million of our $8.4 million mezzanine loan investment in the Bowline development.
•Refinanced the construction loan on Cottonwood Highland with a fixed rate loan in the amount of $46.9 million.
•Refinanced the $60.2 million variable rate bridge loan on 805 Riverfront with a fixed rate loan in the amount of $42.6 million.
•Raised $22.4 million of net proceeds from the sale of Series 2025 Preferred Stock.
•Exchanged 6,495,792 and 305,822 shares of Series 2019 and Series 2023, respectively, for Series 2025 Preferred Stock.
•Raised $43.2 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Repurchased $0.5 million of Series A Convertible Preferred Stock.
•Raised $12.0 million of net proceeds from the sale of our common stock issued under our registered public offering.
•Repurchased $43.3 million of common stock and OP Units at an average discount of 1% to NAV.

Our Investments

Information regarding our investments as of September 30, 2025 is as follows:

Stabilized Properties ($ in thousands, except net effective rent)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
805 Riverfront (2)(3)	West Sacramento, CA	285	746	Sept 2023	$104,646	(4)	$42,556	$2,237	89.12%	100.00%
Alpha Mill	Charlotte, NC	267	830	May 2021	69,500		—	1,638	92.51%	100.00%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,547	91.60%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	1,376	94.70%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,519	95.15%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		34,134	2,027	96.09%	100.00%
Cottonwood Highland (2)(5)	Salt Lake City, UT	250	745	May 2021	65,210	(4)	46,862	1,777	90.40%	36.93%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,255	91.77%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		48,049	1,456	92.33%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,784	95.65%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,588	89.85%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,673	95.97%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		44,722	1,437	93.72%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		53,401	1,565	92.33%	100.00%
Melrose (2)	Nashville, TN	220	951	May 2021	67,400		56,600	1,787	91.82%	100.00%
Melrose Phase II (2)	Nashville, TN	139	675	May 2021	40,350		32,400	1,517	87.77%	100.00%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,525	(4)	43,453	1,871	95.30%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,937	92.92%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,445	95.29%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,195	1,097	92.23%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,749	96.79%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,228	1,803	89.31%	95.80%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,546	88.56%	84.19%
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,556	89.11%	98.68%
The Marq Highland Park (2)	Tampa, FL	239	999	May 2021	65,700		46,802	2,134	97.07%	74.10%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,259	95.83%	58.60%
Total / Weighted-Average		7,461	936		$1,756,961		$1,168,242	$1,683	92.92%	90.15%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) Data from commercial retail units are excluded from number of units and physical occupancy.
(3) On June 27, 2025, we transferred 805 Riverfront to Cottonwood Riverfront DST, a Delaware Statutory Trust, in which we own 100% of the interests as of September 30, 2025. We commenced syndicating the DST Interests in third quarter of 2025 and our ownership interest in 805 Riverfront will decline as we raise proceeds in the DST offering. As of September 30, 2025, no DST Interests had been sold. As of November 7, 2025, $7.1 million in DST Interests had been sold.

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

Development Property ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Total Project Investment	Debt Outstanding (1)	Physical Occupancy Rate (2)	Percentage Owned by CROP
The Westerly (3)	Salt Lake City, UT	198	808	May 2021 (3)	50,413	7,386	—%	82.45%

(1) Debt outstanding is shown as if CROP owned 100% of the development property.
(2) The Westerly is estimated to be completed in the second quarter of 2026.
(3) Construction on The Westerly began in July 2023. The amount above includes contributions from the Block C Joint Venture to The Westerly as of September 30, 2025 including the related land cost and capital expenditures. Refer to the land held for development table below for additional information on the Block C Joint Venture.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Date of Initial Investment	Number of Units	Funding Commitment	Amount Funded to Date
417 Callowhill	Philadelphia, PA	Preferred Equity	November 2022	220	$33,413	$33,413
2215 Hollywood	Hollywood, FL	Mezzanine Loan	April 2023	180	10,045	10,045
Monrovia Station	Monrovia, CA	Mezzanine Loan	July 2023	296	20,150	20,150
Infield (1)	Kissimmee, FL	Preferred Equity	November 2023	384	14,650	14,650
Prospect at Central (2)	Denver, CO	Mezzanine Loan	April 2025	65	5,100	5,100
The Bowline (3)	Santa Rosa Beach, FL	Mezzanine Loan	May 2025	162	8,418	6,611
Regenerant Venture (4)	Various	Joint Venture	August 2025	238	—	11,189
Total				1,545	$91,776	$101,158

(1) On April 25, 2025, we increased our commitment by an additional $2.0 million on the Infield preferred equity investment, and funded $1.0 million on April 30, 2025 and $1.0 million on August 22, 2025, bringing our total funding to $14.7 million.

(2) On April 16, 2025, we provided a $5.1 million mezzanine loan to Prospect on Central, a mixed-use property in Denver, Colorado. The mezzanine loan is paid current interest at a rate of 15.0% and matures on May 8, 2027 with two 12-month extension options, subject to conditions being met.

(3) On May 20, 2025, we entered into an agreement to provide a $8.4 million mezzanine loan to the sponsor of Bowline, a ground-up development in Santa Rosa Beach, Florida. We funded $2.6 million upon the execution of the agreement. Through September 30, 2025, we funded an additional $4.0 million. The mezzanine loan accrues interest at a rate of 14.75% on the entire commitment and matures on May 20, 2029 with two 12-month extension options, subject to conditions being met.

(4) On July 31, 2025, we formed a joint venture with Regenerant Housing Partners (the “Regenerant Venture”) focused on affordable housing investment opportunities. The Regenerant Venture will pursue, among other strategies, the acquisition or recapitalization of general and limited partnership interests in low-income housing tax credit and workforce housing projects. On August 4, 2025, we contributed $11.2 million to fund the acquisition of partnership interests in three projects (two located in Boulder, CO and one located in Kansas City, MO).

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	1.69 acres	May 2021	$9,014	82.45%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,754	100.00%
Galleria (2)	Salt Lake City, UT	26.07 acres	September 2022	31,110	100.00%
Total				$47,878

(1) The total investment amount above for the Block C Joint Venture consists of land held for development for Millcreek North and The Archer multifamily development projects and cash held at the joint venture for future investment. The Westerly, a project currently under development, is also funded through the Block C Joint Venture and reflected separately in the development property table above. On January 31, 2025, we entered into a contract to sell The Archer for $3.0 million. We expect to close during the fourth quarter of 2025.

(2) On October 15, 2024, we entered into a contract to sell approximately 6.9 acres of land at Galleria for $8.0 million. We expect to close during the fourth quarter of 2025.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2025 and 2024 are as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues
Rental and other property revenues	$32,487	$37,335	$(4,848)	$104,980	$108,756	$(3,776)
Property management revenues	1,487	2,025	(538)	4,938	6,407	(1,469)
Other revenues	2,248	1,206	1,042	5,954	2,980	2,974
Total revenues	36,222	40,566	(4,344)	115,872	118,143	(2,271)
Operating expenses
Property operations expense	12,231	15,099	(2,868)	39,356	42,564	(3,208)
Property management expense	4,227	4,484	(257)	13,594	13,621	(27)
Asset management fee	3,014	3,125	(111)	9,137	9,398	(261)
Depreciation and amortization	13,096	17,596	(4,500)	42,282	49,749	(7,467)
General and administrative expenses	1,836	3,001	(1,165)	7,325	5,946	1,379
Impairment loss	—	—	—	957	—	957
Total operating expenses	34,404	43,305	(8,901)	112,651	121,278	(8,627)
Income (loss) from operations	1,818	(2,739)	4,557	3,221	(3,135)	6,356
Equity in earnings of unconsolidated real estate entities	1,530	1,361	169	4,415	4,979	(564)
Interest income	638	435	203	1,453	1,403	50
Interest expense	(16,742)	(21,176)	4,434	(55,101)	(62,852)	7,751
Loss on debt extinguishment	—	(1,115)	1,115	(1,732)	(2,554)	822
Gain on sale of real estate assets	—	20,668	(20,668)	64,766	47,311	17,455
Gain on legal settlement	—	16,020	(16,020)	400	16,020	(15,620)
Other expense	(3,005)	(2,670)	(335)	(10,123)	(2,553)	(7,570)
(Loss) income before income taxes	(15,761)	10,784	(26,545)	7,299	(1,381)	8,680
Income tax benefit (expense)	1,103	(159)	1,262	1,523	(191)	1,714
Net (loss) income	(14,658)	10,625	(25,283)	8,822	(1,572)	10,394
Net loss (income) attributable to noncontrolling interests:
Limited partners	7,301	(4,168)	11,469	(5,014)	1,027	(6,041)
Partially owned entities	440	(2,381)	2,821	1,184	(808)	1,992
Net (loss) income attributable to controlling interests	(6,917)	4,076	(10,993)	4,992	(1,353)	6,345
Less: preferred stock dividends	$1,979	$672	$1,307	$4,996	$1,286	$3,710
Net (loss) income attributable to common stockholders	$(8,896)	$3,404	$(12,300)	$(4)	$(2,639)	$2,635

Weighted-average common shares outstanding - basic and diluted	30,072,749	31,732,893		30,873,016	31,654,014

Net (loss) earnings per common share - basic and diluted	$(0.30)	$0.11		$—	$(0.08)

Comparison of the Three Months Ended September 30, 2025 and 2024

Rental and Other Property Revenues

Rental and other property revenues decreased by $4.8 million due to a decrease of $5.4 million from the sale of Cottonwood Broadway, Parc Westborough and Sugarmont in 2025 and a decrease of $0.5 million from the deconsolidation of The Marq Highland Park in July 2024. This was offset by an increase of $0.9 million from the lease-up of 805 Riverfront and Cottonwood Highland during 2024.

Other Revenues

Other revenues increased $1.0 million due to interest earned from additional investments in real estate-related loans.

Property operations expense

Property operations expense decreased by $2.9 million primarily due to the property sales in 2025 and reduced insurance costs.

Interest Expense

Interest expense decreased by $4.4 million primarily due to a decrease of $2.9 million from debt paid off with the property sales in 2025. Other decreases came from refinancing development bridge loans, the payoff of unsecured notes, and lower balances on our revolving credit facility. These decreases were offset by $0.5 million of additional interest from preferred stock.

Gain on Sale of Real Estate Assets

The $20.7 million gain on sale of real estate during the three months ended September 30, 2024 was from the sale of tenant in common interests in The Marq Highland Park in July 2024.

Gain on Legal Settlement

The gain on legal settlement for the three months ended September 30, 2024 was due to a $4.3 million favorable settlement related to all matters in dispute that arose from the development of Sugarmont. As a result of the settlement agreement, contingent liabilities of $11.7 million were removed and a gain of $16.0 million was recognized.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Rental and Other Property Revenues

Rental and other property revenues decreased by $3.8 million primarily due to a decrease of $9.6 million from the property sales in 2025 and 2024 and a decrease of $3.8 million from the deconsolidation of The Marq Highland Park. This was offset by an increase of $3.2 million from the consolidation of Cottonwood Lighthouse Point and Alpha Mill in March 2024 and April 2024, respectively, and an increase of $6.1 million from the lease-up of 805 Riverfront and Cottonwood Highland during 2024.

Other Revenues

Other revenues increased by $3.0 million due to interest earned from additional investments in real estate-related loans.

Property operations expense

Property operations expense decreased by $3.2 million primarily due to the property sales in 2025 and 2024 and reduced insurance costs. This was primarily offset by an increase of $1.3 million from properties consolidated in 2024 and an increase in other operating costs, including taxes.

Interest Expense

Interest expense decreased by $7.8 million due to a decrease of $4.9 million from debt paid off with property sales in 2025 and 2024 and a decrease of $1.4 million from the deconsolidation of The Marq Highland Park. Other interest decreases came from refinancing development bridge loans and the paydown of debt balances. These decreases were offset by $1.2 million of additional interest from preferred stock, additional interest from land loans in 2025 and consolidation of assets in 2024.

Gain on Sale of Real Estate Assets

The $64.8 million gain on sale of real estate during the nine months ended September 30, 2025 was from the sale of Cottonwood Broadway, Parc Westborough and Sugarmont. The $47.3 million gain on sale of real estate during the nine months ended September 30, 2024 was from the sale of Cottonwood West Palm and the sale of tenant in common interests in The Marq Highland Park.

Gain on Legal Settlement

The gain on legal settlement for the nine months ended September 30, 2024 was due to the Sugarmont settlement. We recognized a small gain from a legal settlement during the nine months ended September 30, 2025.

Other Expense

Net other expenses increased by $7.6 million primarily due to $6.1 million in selling commissions and expenses associated with Series 2025 Preferred Stock exchanges and costs associated with the RealSource Merger, offset by changes in the fair value of interest rate caps.

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

The following table reconciles the net (loss) income attributable to common stockholders in the condensed consolidated statements of operations to Reportable Segment NOI for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to common stockholders	$(8,896)	$3,404	$(4)	$(2,639)
Depreciation and amortization	13,096	17,596	42,282	49,749
General and administrative expenses	1,836	3,001	7,325	5,946
Impairment loss	—	—	957	—
Property management revenues	(1,487)	(2,025)	(4,938)	(6,407)
Property management expense	4,227	4,484	13,594	13,621
Asset management fee	3,014	3,125	9,137	9,398
Other revenues	(2,248)	(1,206)	(5,954)	(2,980)
Equity in earnings of unconsolidated real estate entities	(1,530)	(1,361)	(4,415)	(4,979)
Interest income	(638)	(435)	(1,453)	(1,403)
Interest expense	16,742	21,176	55,101	62,852
Loss on debt extinguishment	—	1,115	1,732	2,554
Gain on sale of real estate assets	—	(20,668)	(64,766)	(47,311)
Gain on legal settlement	—	(16,020)	(400)	(16,020)
Other expense	3,005	2,670	10,123	2,553
Income tax (benefit) expense	(1,103)	159	(1,523)	191
Net (loss) income attributable to noncontrolling interests - limited partners	(7,301)	4,168	5,014	(1,027)
Net (loss) income attributable to noncontrolling interests - partially owned entities	(440)	2,381	(1,184)	808
Preferred stock dividends	1,979	672	4,996	1,286
Rental and other property revenues of unconsolidated properties	6,924	6,301	20,939	20,490
Property operations expense of unconsolidated properties	(2,752)	(2,449)	(7,755)	(7,941)
Reportable segment net operating income	$24,428	$26,088	$78,808	$78,741

Refer to Note 15 for the details of Reportable Segment NOI, including significant expenses, for the three and nine months ended September 30, 2025 and 2024.

Reportable Segment NOI decreased $1.6 million for the three months ended September 30, 2025 when compared to the same period in the prior year, primarily due to the property sales in 2025 and the lease-up of Cottonwood Highland and 805 Riverfront.

Reportable Segment NOI increased slightly for the nine months ended September 30, 2025 when compared to the same period in the prior year, primarily due to increases in net operating income from the lease-up of Cottonwood Highland and 805 Riverfront, offset by lost net operating income from property sales in 2025 and 2024.

We also evaluate the performance of operating properties within our reportable segment using a same store analysis (“Same Store NOI”) because the population of properties is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. Our same store portfolio includes those properties in our reportable segment for which we manage and have ownership interests in for the entirety of both current and prior years. Operating properties excluded from same store include development properties that have undergone lease-up and properties that have been acquired or disposed during the same store reporting period. We evaluate Same Store NOI based on our ownership in the properties within the same store portfolio, applying our ownership percentage at September 30, 2025 for all periods presented. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

For the three and nine months ended September 30, 2025, our same store portfolio consisted of 20 consolidated properties, representing approximately 5,700 units, and four unconsolidated properties, representing approximately 1,200 units.

The following table reconciles Reportable Segment NOI, as reconciled to net (loss) income attributable to common stockholders above, to Same Store NOI for the three and nine months ended September 30, 2025 and 2024 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reportable segment net operating income	$24,428	$26,088	$78,808	$78,741
Lease-up properties	(1,982)	(1,879)	(6,542)	(2,250)
Disposed properties	(367)	(2,626)	(5,961)	(9,424)
Non-core property expenses, net	(231)	149	(39)	(663)
At share adjustments (1)	(1,872)	(1,862)	(5,761)	(5,720)
Same Store NOI	$19,976	$19,870	$60,505	$60,684

(1) Adjustment to apply CROP’s ownership percentage in the properties within the same store portfolio.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Same store NOI was flat for both the three and nine months ended September 30, 2025 when compared to the same period in the prior year. The weighted-average rents for the same store portfolio were $1,657 and $1,662, while the weighted-average occupancy rate for the same store portfolio was 93.2% and 91.8% at September 30, 2025 and 2024, respectively.

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

The following table presents the calculation of FFO and Core FFO ($ in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to controlling interests	$(6,917)	$4,076	$4,992	$(1,353)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	12,560	16,965	40,506	47,799
Depreciation and amortization from unconsolidated real estate entities	1,773	2,010	5,529	5,623
Gain on sale of real estate assets	—	(20,668)	(64,766)	(47,311)
(Loss) income allocated to noncontrolling interests - limited partners	(7,301)	4,168	5,014	(1,027)
Amount attributable to above from noncontrolling interests - partially owned entities	(517)	(855)	(1,547)	(1,866)
Funds from operations attributable to common stockholders and unit holders	(402)	5,696	(10,272)	1,865
Adjustments:
Gain on legal settlement	—	(16,020)	(400)	(16,020)
Amortization of intangible assets	537	632	1,776	1,950
Amortization of debt issuance costs	600	958	2,341	2,545
Accretion of discount on preferred stock	1,069	773	3,021	2,191
Selling commissions and expenses from Series 2025 Preferred Stock Exchanges	464	—	6,066	—
Share-based compensation	757	1,019	2,652	3,018
Promote from incentive allocation agreement (tax effected)	—	—	—	(40)
Losses on debt extinguishment	—	1,115	1,732	2,554
Impairment loss	—	—	957	—
Losses on derivatives	488	3,773	1,525	3,762
Legal costs and settlements, net	—	18	81	(2,184)
Other adjustments (1)	1,345	(160)	3,107	(113)
Amount attributable to above from noncontrolling interests and unconsolidated entities	50	2,502	161	3,433
Core funds from operations attributable to common stockholders and unit holders	$4,908	$306	$12,747	$2,961

FFO per common share and unit - diluted	$(0.01)	$0.08	$(0.15)	$0.03
Core FFO per common share and unit - diluted	$0.07	$0.00	$0.18	$0.04
Weighted-average diluted common shares and units outstanding - FFO and Core FFO	70,667,387	67,021,490	70,327,756	65,914,325

(1) Other adjustments include acquisition fees and expenses, including those for the RealSource Merger, insurance losses, and other miscellaneous non-cash or non-recurring items.

Weighted-average dilutive common shares and units for FFO and Core FFO are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dilutive weighted-average Series A Convertible Preferred shares	8,852,926	2,845,355	7,492,882	1,854,793
Weighted-average common shares	30,072,749	31,732,893	30,873,016	31,654,014
Weighted-average limited partnership units	31,741,712	32,443,242	31,961,858	32,405,518
Weighted-average common shares and units outstanding	70,667,387	67,021,490	70,327,756	65,914,325

    FFO increased primarily due to the stabilization of recently developed properties, additional funding to structured investments, and decreased interest from refinances and the payoff of debt.

Refer to “Results of Operations” and “Reportable Segment Net Operating Income” above for further detail.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a September 30, 2025 NAV per share for our outstanding Class T, Class D, Class I, and Class A shares of $11.3506.

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

Our total NAV in the following table includes the NAV of our outstanding classes of common stock, as well as the partnership interests of CROP held by parties other than us. The following table sets forth the components of our NAV as of September 30, 2025 ($ in thousands except share data):

Components of NAV*	As of September 30, 2025
Investments in Multifamily Operating Properties	$1,812,405
Investments in Multifamily Development Properties	52,411
Investments in Real Estate-Related Structured Investments	120,686
Investments in Land Held for Development	45,538
Operating Company and Other Net Current Assets	27,628
Cash and Cash Equivalents	81,142
Secured Real Estate Financing	(1,064,893)
Subordinated Unsecured Notes	(20,490)
Preferred Equity	(253,377)
Convertible Preferred Equity	(105,960)
Net Asset Value	$695,090
Fully-diluted Shares/Units Outstanding	61,238,283

* Presented as adjusted for our economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30, 2025 ($ in thousands, except share and per share data):

	Class
	T	D	I	A	OP(1)	Total
As of September 30, 2025
Monthly NAV	$48,226	$5,261	$74,457	$208,872	$358,274	$695,090
Fully-diluted Outstanding Shares/Units	4,248,764	463,460	6,559,781	18,401,889	31,564,389	61,238,283
NAV per Fully-diluted Share/Unit	$11.3506	$11.3506	$11.3506	$11.3506	$11.3506

(1) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the Independent Appraisal Firms in the discounted cash flow methodology in the September 30, 2025, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.78%	5.43%

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

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

September 30, 2025
Stockholders’ equity	$244,130
Noncontrolling interests attributable to limited partners	160,720
404,850
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	248,162
Discount on preferred stock	(6,297)
Convertible preferred shares	(105,960)
Unrealized net real estate and debt appreciation	136,884
Other (1)	17,451
NAV	$695,090

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
•Our investments in real estate are presented under historical cost in our GAAP condensed consolidated financial statements. Additionally, our mortgage notes, revolving credit facility, construction loans and land loans are presented at their carrying value in our GAAP condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our debt instruments are recorded at fair value.

Valuation Guideline Changes and Impact to NAV Per Share

Our board of directors, including all of our independent directors, has approved amendments to our valuation guidelines, effective as of our October 31, 2025 NAV, to (i) address how DST Properties will be valued, (ii) provide for the amortization of transaction expenses for a major transaction over a five-year period following the acquisition date, and (iii) amortize financing costs over the life of the applicable financing consistent with industry treatment of such costs. The changes, as applicable, will be reflected in our October 31, 2025 NAV.

The impact from the change to amortize financing costs is an approximately 3% (or approximately $19.42 million) increase to our NAV ($0.32 per share based on our shares outstanding as of October 31, 2025), not taking into account all of the other items that impact our monthly NAV. Our board of directors has approved that this impact will be reflected in our NAV over a period of five months with an approximately $2.33 million adjustment ($0.0382 per share based on our shares outstanding as of October 31, 2025) for our October 31, 2025 NAV and an approximately $4.27 million adjustment ($0.0700 per share based on our shares outstanding as of October 31, 2025) for the four months thereafter. As a result, the NAV per share as of October 31, 2025, and for each month thereafter through February 28, 2026, will reflect an increase solely based on this change to the treatment of financing costs under our valuation guidelines. As of October 31, 2025, the other changes to our valuation guidelines adopted by our board of directors did not impact our NAV.

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the “2%/25% Limitation”), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended September 30, 2025, our total operating expenses were less than the 2%/25% Limitation.

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

As of September 30, 2025, we have $810.7 million of fixed rate debt, which includes $4.7 million of land loans and $188.7 million of variable rate debt, which includes $7.4 million of construction loans and $14.5 million of land loans. We have interest rate cap hedging instruments on $167.1 million, or 88.6%, of our variable rate debt. In addition, CROP has issued unsecured promissory notes in a private placement offering maturing in December 2025, in an aggregate amount of $20.5 million as of September 30, 2025.

On August 1, 2025, we launched a $50.0 million private placement offering of 2025 7.25% Notes. The unsecured notes bear interest at a rate of 7.25% and mature on December 31, 2029, with two 12-month extension options. The notes can also be exchanged for 2019 6% Notes on a dollar-to-dollar basis. As of September 30, 2025, no 2025 7.25% Notes had been issued. We intend to pay off all 2019 6% Notes that have not been exchanged for 2025 7.25% Notes with available cash on hand. As of November 7, 2025, we issued $5.1 million of 2025 7.25% Notes for cash and exchanged $150,000 for 2019 6% Notes.

We have a credit facility in place with JP Morgan that provides us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our option, subject to loan-to-value requirements, debt-service coverage ratios and other covenants and restrictions as set forth in the loan documents. At September 30, 2025, the $100.0 million credit facility was secured by Alpha Mill and was capped at $32.4 million due to the current interest rate environment and the applicable debt-service coverage ratio. As of September 30, 2025, we did not have advances on the credit facility.

One of our principal long-term liquidity requirements includes the repayment of maturing debt. Aggregate maturities will be $20.8 million for the year ended December 31, 2025 and for the years ending 2026 through 2029 will be $20.8 million, $371.3 million, $72.2 million, and $1.9 million, respectively, and $532.8 million in the aggregate thereafter. Of the $20.8 million maturing during the current year ended December 31, 2025, $20.5 million relates to our 2019 6% Notes.

We have issued Series 2019, Series 2023, Series 2023-A and Series 2025 Preferred Stock, each of which are similar in nature. Each series must be redeemed for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on the redemption date.

The Series 2019 Preferred Stock redemption date was December 31, 2025. On October 31, 2025, we redeemed all outstanding Series 2019 Preferred Stock for $52.9 million in cash.

The Series 2023 Preferred Stock redemption date is June 30, 2027, subject to two one-year extensions at our option. The Series 2023-A Preferred Stock redemption date is December 31, 2027. The Series 2025 Preferred Stock redemption date is December 31, 2028, subject to two one-year extension options at our discretion.

As of September 30, 2025, we had 10.3 million shares outstanding for our Series 2023 Preferred Stock, 0.3 million shares outstanding for our Series 2023-A Preferred Stock, and 9.3 million shares outstanding for our Series 2025 Preferred Stock.

Management intends to pay future obligations, including the 2019 6% Notes and land loans with cash on hand and available capacity on our revolving credit facility.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash from operating activities	$(6,077)	$19,068
Net cash from investing activities	259,158	56,710
Net cash from financing activities	(210,847)	(65,748)
Net increase in cash and cash equivalents and restricted cash	$42,234	$10,030

Net cash flows from operating activities decreased by $25.1 million compared to the same period in the prior year primarily due to $6.1 million in selling commissions and expenses from Series 2025 Preferred Stock exchanges, large legal fee refunds in 2024 that were not present in 2025, and the property sales in 2025 and 2024.

Net cash flows from investing activities increased by $202.4 million compared to the same period in the prior year. The increase came from $239.3 million more in proceeds from property sales in 2025 compared to 2024, $9.7 million in reduced investments in real-estate related loans, and $1.9 million in reduced capital expenditures. This was offset by the issuance of a $7.0 million promissory note, $12.0 million of increased investments in unconsolidated real estate entities, and 2024 activity that did not occur in 2025, including $24.9 million received from the payoff of preferred equity investments and cash acquired from consolidations.

Net cash flows from financing activities decreased by $145.1 million compared to the same period in the prior year. This is primarily due to a decrease of $191.4 million in borrowings on our revolving credit facility, mortgage notes and construction loans, of which $160.2 million came from the payoff of loans associated with property sales. Distributions also increased $2.7 million and proceeds from the issuance of common stock decreased $10.6 million. This was offset by an increase of $19.0 million in net proceeds received from land loans, an increase of $19.7 million in proceeds received from the issuance of preferred stock, a decrease of $4.3 million in redemptions of preferred and common stock and a $15.3 million payoff of a preferred interest liability in 2024.

Distributions

The following table shows distributions paid and cash flow (used in) provided by operating activities during the nine months ended September 30, 2025 and the year ended December 31, 2024 ($ in thousands):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Distributions paid in cash - convertible preferred stockholders	$4,685	$1,885
Distributions paid in cash - common stockholders	14,010	19,544
Distributions paid in cash to noncontrolling interests - limited partners	17,530	23,708
Distributions of DRP (reinvested)	2,609	3,182
Total distributions (1)	$38,834	$48,319

Source of distributions (2)
Paid from cash flows provided by operations	$1,974	$16,529
Paid from proceeds from realized investments	34,251	28,608
Offering proceeds from issuance of common stock pursuant to the DRP	2,609	3,182
Total sources	$38,834	$48,319

Net cash (used in) provided by operating activities (2)	$(6,077)	$15,443

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

For the nine months ended September 30, 2025, distributions declared to convertible preferred stockholders, common stockholders and limited partners were $5.0 million, $16.4 million and $17.4 million, respectively.

For the nine months ended September 30, 2025, we paid cash distributions to convertible preferred stockholders, common stockholders and limited partners of $4.7 million, $14.0 million and $17.5 million, respectively. For the nine months ended September 30, 2025, our net loss was $8.8 million. Cash flows used in operating activities for the nine months ended September 30, 2025 were $6.1 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2024 for discussions of our critical accounting estimates. As of September 30, 2025, our critical accounting estimates have not changed from those described in that report.

Subsequent Events

Bowline Mezzanine Loan

On October 20, 2025, we funded the remaining $1.8 million on the Bowline Mezzanine Loan, thereby fully funding the investment.

Preferred Stock

On October 31, 2025, we redeemed all outstanding Series 2019 Preferred Stock with $52.9 million in cash.

Unsecured Promissory Notes

As of November 7, 2025, we issued $5.1 million of 2025 7.25% Notes for cash and $150,000 in exchange for 2019 6% Notes outstanding.

DST Program

As of November 7, 2025, $7.1 million in DST Interests had been sold.

Amendment to RealSource Merger Agreement

On November 12, 2025, we, CROP and Merger Sub entered into an Amendment to Merger Agreement (the “Merger Amendment”) with the RS Parties and RealSource Advisor Holdings, LLC, in its capacity as the RS Representative. In addition to certain immaterial changes, the Merger Amendment (i) extends the outside date for the closing of the merger with the RS Parties from November 25, 2025 to December 31, 2025, (ii) adjusts the exchange ratio for RSOP’s “net current assets” (as defined in the Merger Amendment) to the extent they are below negative $2,571,106, (iii) includes a new adjustment to the exchange ratio for the costs of remediating certain environmental matters, with such costs constituting transaction expenses and (iv) provides that by accepting any portion of the merger consideration the security holders of the RS Parties irrevocably agree not to seek to have a portion of their merger consideration repurchased under our share repurchase plan or the CROP unit repurchase plan to the extent such consideration could still be recovered by us under the provisions of the Merger Agreement relating to post-closing adjustments to the exchange ratio.

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

We have both fixed and variable rate debt. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes do affect the fair value of fixed rate instruments. As of September 30, 2025, the face value of our fixed rate mortgage debt was $810.7 million and the estimated aggregate fair value was $794.0 million. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of September 30, 2025, the fair value of our fixed rate debt would have decreased by $12.6 million.

Conversely, movements in interest rates on variable rate debt change future earnings and cash flows, but, other than changes in required risk premiums, do not significantly affect fair value. As of September 30, 2025, we had $188.7 million of variable rate debt outstanding with 88.6% of our variable rate debt under rate cap hedging arrangements and 11.4% of our variable rate debt as construction or land loans. Interest on construction loans and land loans prior to being placed in service is capitalized; therefore, the impact of a change in interest rates on our condensed consolidated statements of operations would be less than the total change, but we would incur higher cash payments and capitalized costs, resulting in greater depreciation in later years.

The weighted-average interest rate of our variable rate debt at September 30, 2025 was 5.82%. The interest rate represents the actual interest rate in effect at September 30, 2025 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2025 where applicable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.

Item 1A. Risk Factors

Please see the risks discussed below, in Part II, Item 1A of our prior period Quarterly Reports, and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Risks Related to our Company

We have incurred net losses under GAAP in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the three and nine months ended September 30, 2025, we had consolidated net loss of $14.7 million and consolidated net income of $8.8 million, respectively. For the year ended December 31, 2024, we had consolidated net loss of $20.6 million. As of September 30, 2025, we had an accumulated deficit of $100.7 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $42.3 million for the nine months ended September 30, 2025 and $65.3 million for the year ended December 31, 2024.

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

For the nine months ended September 30, 2025, and the year ended December 31, 2024, we paid aggregate distributions to convertible preferred stockholders, common stockholders and limited partnership unit holders of $38.8 million and $48.3 million, including $36.2 million and $45.1 million of distributions paid in cash and $2.6 million and $3.2 million of distributions reinvested through our distribution reinvestment plan, respectively.

Our net income for the nine months ended September 30, 2025 was $8.8 million and our net loss for the year ended December 31, 2024 was $20.6 million. Cash flows used in operating activities were $6.1 million for the nine months ended September 30, 2025, and cash flows provided by operating activities were $15.4 million for the year ended December 31, 2024.

We funded our total distribution paid during the nine months ended September 30, 2025, which includes net cash distributions and distribution reinvestment by stockholders, with $2.6 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan, $2.0 million cash provided by operating activities and $34.3 million from proceeds from realized investments.

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

Apparent microbial growth at multifamily properties owned by the RS Parties could adversely impact the anticipated benefits of the proposed mergers with the RS Parties.

Apparent microbial growth (“AMG”) was identified at many of the multifamily properties owned by the RS Parties, who have agreed to remediate the matter prior to the closing of the mergers with the RS Parties. If not successfully remediated, AMG could result in significant financial liabilities, including costs related to remediation, tenant relocation, legal claims or regulatory fines. The presence of AMG may also lead to tenant dissatisfaction, lease terminations, or difficulty attracting new tenants, adversely affecting a property’s occupancy rates and revenue. The remediation efforts of the RS Parties may not fully resolve the problem or prevent future AMG-related issues. Although we have the right to initiate a reduction to the exchange ratio in respect of potential losses that are discovered after the mergers with the RS Parties arising under environmental laws and regulations that are attributable to the ownership or operation of the properties of the RS Parties before the mergers (irrespective of whether the matter giving rise to such losses was disclosed by RS in the Merger Agreement), such adjustments may not fully compensate us for all such losses because (i) such losses may not be discovered until after the applicable two-year period covered by the adjustment provisions, (ii) recovery of such losses may be subject to the risks of non-payment and delay as a result of litigation, and (iii) such losses, when combined with all losses under the indemnification provisions of the internalization agreement, are capped at $30 million in the aggregate. The costs and potential liabilities associated with this condition could adversely impact the anticipated benefits of the proposed mergers with the RS Parties.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, including certain personal information provided by our residents and employees, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or confidential information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships and reputation. As our reliance on technology has increased, so have the risks posed to our information and operation systems, both internal and those provided by our third-party service providers. We may not be able to verify the risks or reliability of such third-party systems. The failure of one or more systems or the inability of such systems to satisfy our business could have a material adverse effect on us. We and these third-party service providers have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Risks Related to the DST Program

The DST Program could subject us to liabilities from litigation or otherwise.

Our board of directors has approved the DST Program pursuant to which we, through CROP, intend to sell DST Interests in specific DSTs holding real properties, which may be sourced from our real properties or from third parties, through private placement offerings exempt from registration under the Securities Act. We expect that the DST Program will provide what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete a tax-deferred 1031 Exchange. However, there is no guarantee that the DST Program will provide the tax benefits expected by investors. Investors who acquire DST Interests through such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the sole member of the sole general partner of CROP, we may become subject to liability, from litigation or otherwise, as a result of the DST Program, including in the event an investor fails to qualify for any desired tax benefits.

Sourcing DST Properties from our own portfolio may trigger taxable gain and increased taxable income to our stockholders.

If we sourced a DST Property from our existing portfolio, the transaction may be treated as a taxable sale by us. Unless the disposition is structured and successfully completed as a qualifying 1031 Exchange, we could recognize taxable gain on the disposition. Any such tax could increase our current income and the taxable income allocated to our stockholders. Even if we seek to complete a 1031 Exchange, there is no assurance that suitable replacement property will be identified and acquired within the required time periods or that the exchange will otherwise qualify, in which case the disposition would be taxable. In addition, related state, local, transfer, and other taxes could apply.

The DST Program will not shield us from risks related to the performance of the DST Properties held through such structures.

Under the DST Program, certain of our existing real properties and real properties acquired from third parties may be placed into DSTs, the beneficial interests of which will be sold to investors. We will hold long-term leasehold interests in each DST Property under a master lease. Each master lease agreement will be guaranteed by CROP, which will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the applicable DST from the investors any time after two years from the closing of the applicable DST offering in exchange for OP Units in CROP or cash. Under each master lease we will be responsible for subleasing the DST Property to residents of the property until the earliest of the sale of the property by the DST, the expiration of the master lease, or CROP’s exercise of the FMV Option, which means that we bear the risk that the underlying cash flow from a DST Property may be less than the master lease payments. Therefore, even though we will not own the DST Property, because of the fixed terms of the master lease guaranteed by CROP, negative performance by the DST Property could affect cash available for distributions to our stockholders and would likely have an adverse effect on our results of operations. In addition, although CROP will hold a FMV Option to reacquire each DST Property, the purchase price will be based on the then current fair market value of the DST Property. Therefore, we may pay more for the DST Property upon the FMV Option exercise if the property appreciates while held by the DST than if we had not placed such property in the DST Program.

The sale of DST Properties acquired through the exercise of FMV Options may result in conflicts of interest between our stockholders and DST investors which may not be resolved in our favor and could impair our ability to utilize cash proceeds from sales of such DST Properties for other purposes such as paying down debt, distributions or additional investments.

DST Properties may later be acquired by the Operating Partnership through the exercise of the FMV Option. In such cases, the investors who become limited partners in the Operating Partnership would generally still be tied to the applicable DST Property in terms of basis and built-in-gain (and to any replacement property acquired in a subsequent 1031 Exchange). As a result, if a DST Property is subsequently sold, unless we effectuate a 1031 Exchange, then tax would be triggered on the investors’ built-in-gain. As a result of these factors, there may be misalignment between the interests of our stockholders and DST investors with respect to the timing and desirability of selling affected properties. In particular, we or our Adviser may determine to defer or structure sales, or to pursue a 1031 Exchange, to mitigate adverse tax consequences to DST investors, even where an immediate or differently structured sale might otherwise be in the best interests of our stockholders—for example, by enabling us to redeploy capital, reduce leverage, fund distributions or repurchases, or pursue attractive new investments. As a result of these tax considerations for DST investors and related conflicts of interest with our stockholders, placing real properties into the DST program may limit our ability to access liquidity from such real properties or replacement properties in a manner and at a time that would otherwise maximize value for our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the three months ended September 30, 2025, we sold equity securities that were not registered under the Securities Act and not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K as described below.

Class I Common Stock

During the three months ended September 30, 2025, we issued 129,413 shares of Class I common stock upon exchange of corresponding OP Units held by various limited partners. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the OP Units. The Class I common stock was issued at the most recently disclosed NAV of the Class I shares as determined based on the valuation guidelines adopted by our board of directors.

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

During the three months ended September 30, 2025, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased	Repurchases as a Percentage of NAV (1)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (2)
July 2025	388,547	1.2758837%	$11.4301	—
August 2025	250,415	0.8313926%	$11.4259	—
September 2025	408,541	1.3565413%	$11.2795	—
Total	1,047,503

(1) Represents aggregate NAV of the shares repurchased under our share repurchase plan over aggregate NAV of all shares of our common stock outstanding, in each case, based on our NAV as of the last calendar day of the prior month. Pursuant to our share repurchase program, we may repurchase up to 2% of the aggregate NAV of our common stock outstanding per month and 5% of the aggregate NAV of our common stock outstanding per calendar quarter.

(2) All repurchase requests under our share repurchase plan were satisfied. We funded our repurchases with cash available from operations, financing activities and capital raising activities.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a) Amendment to RealSource Merger Agreement

On November 12, 2025, we, CROP and Merger Sub entered into an Amendment to Merger Agreement (the “Merger Amendment”) with the RS Parties and RealSource Advisor Holdings, LLC, in its capacity as the RS Representative. In addition to certain immaterial changes, the Merger Amendment (i) extends the outside date for the closing of the RealSource Merger from November 25, 2025 to December 31, 2025, (ii) adjusts the exchange ratio for RSOP’s “net current assets” (as defined in the Merger Amendment) to the extent they are below negative $2,571,106, (iii) includes a new adjustment to the exchange ratio for the costs of remediating certain environmental matters, with such costs constituting transaction expenses and (iv) provides that by accepting any portion of the merger consideration the security holders of the RS Parties irrevocably agree not to seek to have a portion of their merger consideration repurchased under our share repurchase plan or the CROP unit repurchase plan to the extent such consideration could still be recovered by us under the provisions of the Merger Agreement relating to post-closing adjustments to the exchange ratio.

Valuation Guideline Changes and Impact to NAV per Share

Our board of directors, including all of our independent directors, has approved amendments to our valuation guidelines, effective as of our October 31, 2025 NAV, to (i) address how DST Properties will be valued, (ii) provide for the amortization of transaction expenses for a major transaction over a five-year period following the acquisition date, and (iii) amortize financing costs over the life of the applicable financing consistent with industry treatment of such costs. The changes, as applicable, will be reflected in our October 31, 2025 NAV.

The impact from the change to amortize financing costs is an approximately 3% (or approximately $19.42 million) increase to our NAV ($0.32 per share based on our shares outstanding as of October 31, 2025), not taking into account all of the other items that impact our monthly NAV. Our board of directors has approved that this impact will be reflected in our NAV over a period of five months with an approximately $2.33 million adjustment ($0.0382 per share based on our shares outstanding as of October 31, 2025) for our October 31, 2025 NAV and an approximately $4.27 million adjustment ($0.0700 per share based on our shares outstanding as of October 31, 2025) for the four months thereafter. As a result, the NAV per share as of October 31, 2025, and for each month thereafter through February 28, 2026, will reflect an increase solely based on this change to the treatment of financing costs under our valuation guidelines. As of October 31, 2025, the other changes to our valuation guidelines adopted by our board of directors did not impact our NAV.

Western Gardens Transaction

The member of our conflicts committee not otherwise interested in the transaction, has approved our participation, through CROP and its subsidiaries, in a development project, including a related syndication for third-party capital, for 166 residential units in central Salt Lake City, Utah, referred to as Western Gardens (the “Western Gardens Project”). Currently, the Western Gardens Project is owned indirectly by certain of our executive officers as follows: Daniel Shaeffer (8.139%), Chad Christensen (14.2440%) and Gregg Christensen (14.2440%). In addition, extended family of our executive officers directly or indirectly own the remaining interests in the project, including Daniel Shaeffer’s sister (12.8104%) and his mother (24.4183%) and Gregg Christensen’s father-in-law (0.8889%).

In connection with the Western Gardens Project, we expect to engage in the following transactions: (i) a subsidiary of CROP will provide a mortgage loan on the property in an amount up to $22.0 million with an interest rate of 8% and interest only payments with principal due upon maturity to fund development costs while third party capital is raised, (ii) CROP will provide development services and guaranty a third-party construction loan in exchange for a development fee (4%), a guaranty fee (1%) and a promote (8% preferred with a 50/50 catch up to 20%, 80/20 to 15% and 65/35 thereafter), which fees will not be borne by our insiders’ investment in the project, (iii) we will allow additional investment in the Western Gardens Project by our officers and directors up to a maximum amount, (iv) CROP will provide property management services upon completion for a fee (3%), and (v) we may invest in the Western Gardens Project alongside our officers and director if sufficient capital is not raised in the syndication.

Convertible Preferred Conversion

Our board of directors has approved the conversion of eligible Series A Convertible Preferred Stock (i.e. those shares that have been outstanding for at least two years) into our Class I common stock on each of December 1, 2025, January 1, 2026, February 1, 2026, March 1, 2026 and April 1, 2026 on the terms set forth in the Articles Supplementary for the Series A Convertible Preferred Stock. The number of shares of Class I common stock issuable upon conversion of each share of Series A Convertible Preferred Stock will be equal to the purchase price ($10.00) divided by the net asset value of the shares of Class I common stock on the conversion date.

Results of Annual Meeting

On November 11, 2025, we held our 2025 annual meeting of stockholders (the "Annual Meeting") at 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106. At the Annual Meeting, our stockholders voted in person or by proxy on (1) the election of the following individuals to the board of directors: Daniel Shaeffer, Chad Christensen, Jonathan Gardner, John Lunt, and Philip White; and (2) the ratification of the appointment of KPMG LLP (“KPMG”) as our independent registered public accounting firm for the year ending December 31, 2025.

All of the director nominees were elected. The number of votes cast for, against and abstaining from each of the director nominees and the number of broker non-votes were as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Chad Christensen	5,162,039	119,850	280,973	10,735,782
Jonathan Gardner	5,164,684	127,616	270,562	10,735,782
John Lunt	5,147,506	134,933	280,423	10,735,782
Daniel Shaeffer	5,140,530	134,857	287,475	10,735,782
Philip White	5,135,218	140,198	287,446	10,735,782

The appointment of KPMG was ratified. The results of the vote on the ratification of the appointment of KPMG as our independent registered public accounting firm for the year ending December 31, 2025 were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
15,913,473	142,667	242,504	—

(c) During the quarterly period ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger dated June 25, 2025, by and among Cottonwood Communities, Inc., Cottonwood Residential O.P., LP, Cottonwood Communities GP Subsidiary, LLC, RealSource Properties, Inc. and RealSource Properties OP, LP (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 26, 2025)

2.2*
Amendment to Merger Agreement dated November 12, 2025, by and among Cottonwood Communities, Inc., Cottonwood Residential O.P., LP, Cottonwood Communities GP Subsidiary, LLC, RealSource Properties, Inc. and RealSource Properties OP, LP

3.1
Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27, 2018

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
10.1
Ninth Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood Residential O.P., LP entered into effective as of September 1, 2025 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-11/A (No. 333-282872) filed September 29, 2025)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Program Amended August 2025 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11/A (No. 333-282872) filed September 29, 2025)
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

By:	/s/ Daniel Shaeffer
Daniel Shaeffer, Chief Executive Officer

By:	/s/ Adam Larson
Adam Larson, Chief Financial Officer

Dated: November 13, 2025