Form 10-K
period 2025-12-31
Cottonwood Communities, Inc.
filed 2026-03-30
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark one)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-
based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant cannot be calculated because no established market exists for the registrant’s common stock.
As of March 25, 2026, there were 4,627,232 shares of the registrant’s Class T common stock, 437,225 shares of the registrant’s
Class D common stock, 8,359,961 shares of the registrant’s Class I common stock, and 17,184,803 shares of the registrant’s
Class A common stock outstanding.

Cottonwood Communities, Inc.
Form 10-K
For the Year Ended December 31, 2025

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
•The offering price and repurchase price for shares of our common stock are generally based on our prior month’s net asset value (“NAV”) plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees, and are not based on any public trading market. In addition to being up to a month old when share purchases and repurchases take place, our NAV does not currently represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third-party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Furthermore, our board of directors may amend our NAV procedures from time to time. Although there will be independent appraisals of our properties, the appraisal of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
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

ITEM 1. BUSINESS
References herein to the “Company,” “CCI”, “we,” “us,” or “our” refer to Cottonwood Communities, Inc., a Maryland corporation, and its subsidiaries, unless the context specifically requires otherwise.
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
We invest in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. As of December 31, 2025, our portfolio consisted of 37 operating multifamily apartment communities with a total of 11,037 units, one development project of 198 units, seven structured investments with a total of
1,545 units and five land sites.
We manage 14,196 units, including 3,159 units in properties in which we do not have ownership interest.
As of December 31, 2025, our portfolio had a value of $2.6 billion in total assets, with 80.6% of our equity value in operating properties, 2.3% in development-related projects, 13.2% in real estate-related investments and 3.9% in land held for development or sale.
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
Our external advisor, CC Advisors III, LLC, selects our investments and manages our business through its team of real estate professionals, which include our Chief Executive Officer, Chief Financial Officer and President, subject to the direction and oversight of our board of directors. In addition, as of March 25, 2026, we employed 366 individuals, including our Chief
Legal Officer, Chief Operating Officer, Chief Accounting Officer and Chief Development Officer with 285 employees serving as “site” employees at our properties responsible for maintenance and leasing. The remaining employees are corporate-level employees supporting our operations.

The following presents our fair value investment type and operating property real estate portfolio by market as of
December 31, 2025:

Population Growth
-5%
0%
5%
10%
15%+

States with 15% + Job Growth
(13 outlined in orange)

Source: US Census Bureau and U.S. Bureau of Labor Statistics via FRED (2014-2024)

3 Investment Strategies

Operating Properties (11,037 Units)	80.6%
Real Estate-Related Investments (1,307 Units)	13.2%
Development (198 Units)	6.2%

18 Real Estate Markets

Atlanta	12.7%
Dallas	10.0%
Salt Lake City	9.6%
Nashville	7.0%
Raleigh-Durham	6.5%
Charlotte	6.4%
Greensboro/ Winston Salem	6.4%
Houston	6.4%
Tampa	6.3%
Cincinnati	4.4%
Albuquerque	3.6%
Sacramento	3.6%
Colorado Springs	3.6%
Orlando	3.0%
Portland	2.9%
South Florida	2.8%
Lexington	2.6%
Columbus	2.2%

Refer to Part II, Item 7. “Management’s Discussion and Analysis - Our Investments” for further description of our portfolio.
Real Source Merger
On June 25, 2025, we entered into a merger agreement to acquire, through the exchange of stock-for-stock and units-
for-units, RealSource Properties, Inc. (“RS”) and RealSource Properties OP, LP (“RSOP,” together with RS, the “RS Parties”).
The merger (the “RS Merger”) closed on December 18, 2025. Through the RS Merger we acquired an 11-property, 3,565-unit portfolio of multifamily apartment communities. We also acquired third-party property management contracts on five additional properties totaling 985 units. See Note 1 of the consolidated financial statements in this Annual Report on Form 10-K for further description of the RS Merger.

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

Our Offerings
We have conducted best-efforts offerings of preferred and common stock. Our preferred share offerings have been conducted as private placements to accredited investors pursuant to an exemption from registration available under Rule 506(b)
of the Securities Act. Our common stock offerings have been conducted as public offerings and registered with the Securities and Exchange Commission (the “SEC”). As a perpetual-life NAV REIT, we intend to conduct ongoing public primary offerings of our common stock on a perpetual basis. We also intend to conduct an ongoing registered distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. The following table summarizes our offerings ($ in thousands):

Offering	Shares Issued	Commencement	Price Per Share	Distribution Rate (1)	Maximum Offering Amount	Amount Raised through December 31, 2025	Status
Public (2)
Initial	Common Stock	August 2018	$10.00	Various	$750,000	$121,997	Closed
Follow-on	Common Stock	November 2021	NAV	Various	1,000,000	264,036	Closed
2nd Follow-on	Common Stock	November 2025	NAV	Various	750,000	2,386	Open
Total Public					$2,500,000	$388,419
Private
2019 Preferred (3)	Series 2019 Preferred Stock	November 2019	$10.00	6.0%	$128,000	$126,985	Closed
2023 Preferred	Series 2023 Preferred Stock	December 2022	$10.00	6.0%	150,000	107,909	Closed
2023-A Preferred	Series 2023-A Preferred Stock	July 2023	$10.00	7.0%	10,000	2,950	Closed
Series A Convertible Preferred	Series A Convertible Preferred Stock	December 2023	$10.00	8.0%	150,000	119,772	Open
2025 Preferred	Series 2025 Preferred Stock	December 2024	$10.00	6.5%	150,000	31,761	Open
Total Private					$588,000	$389,377
Total All Offerings					$3,088,000	$777,796

(1) We have not established a minimum distribution level for common stock, and our charter does not require that we make distributions to our common stockholders.  Distribution rates for preferred stock are established according to class designation and reflect the current rate. Distribution rates will increase if extension options on redemption dates are exercised. Distributions are not guaranteed for either preferred stock or common stock.

(2) Includes shares sold under the primary offering and distribution reinvestment plan.
(3) On October 31, 2025, we redeemed all outstanding Series 2019 Preferred Stock with $52.9 million in cash.
In addition, our board of directors has approved a program (the “DST Program”) for us, through our taxable REIT subsidiary, to sell beneficial interests (“DST Interests”) to accredited investors in specific Delaware statutory trusts (“DSTs”)
holding real properties (the “DST Property”) through private placement offerings exempt from registration under the Securities
Act. Under the DST Program, each DST Property will be sourced from third parties or from our existing portfolio, which will be held in a DST and subsequently leased back to one of CROP’s wholly owned subsidiaries in accordance with a certain master lease agreement.
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
We commenced our first offering of DST Interests in Cottonwood Riverfront DST, a Delaware statutory trust, in the third quarter of 2025. Our ownership interest in 805 Riverfront will decline as we raise proceeds in this DST offering. As of
December 31, 2025, $11.0 million in DST Interests had been sold.
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
We intend to subject our multifamily apartment communities, other than those acquired by virtue of a non-performing debt investment, to an environmental assessment prior to acquisition; however, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase. There may be hidden environmental hazards that may not be discovered prior to acquisition. The costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or rent the property or to borrow using the property as collateral. In particular, apparent microbial growth (“AMG”) was identified at many of the multifamily properties owned by the
RS Parties. Losses relating to AMG, to the extent not covered by applicable insurance policies, or for which we are not fully compensated by a reduction to the exchange ratio in the RS Merger, could result in  a significant expense to us on account of losses related to remediation costs, tenant relocation, legal claims or regulatory fines. See “Item 1.A. Risk Factors - General
Risks Related to Investments in Real Estate - Apparent microbial growth at multifamily properties owned by the RS Parties could adversely impact the anticipated benefits of the RS Merger.”
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
Our employees are responsible for performing various operational services for us, including property management, legal, accounting, property development oversight and certain services relating to construction management, stockholders, human resources, and information technology. Our employees have been employed by us or involved in our operations through their employment with our advisor, affiliated property manager and their affiliates for an average of over three years.
Approximately 49% of our employees are women and approximately 49% are members of racial or ethnic minority groups. We consider our relations with our employees to be good; none of our employees are represented by a labor union.
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
We offer competitive and equitable compensation and benefits packages that include medical, dental, vision, disability and life insurance, 401(k) and HSA plans with company-matching contributions, equity grants, paid time off, as well as other resources and programs that support the health and well-being of our associates and their families. We frequently benchmark these compensation and benefits packages against industry peers and those of similar disciplines.
Principal Executive Office
Our principal executive offices are located at 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106 and the
telephone number is (801) 278-0700. Our website address is www.cottonwoodcommunities.com.
Available Information
Access to copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits to these reports, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge at our website, www.cottonwoodcommunities.com, or through the SEC’s website, https://
www.sec.gov/edgar/browse/?CIK=1692951. These filings are available promptly after we file them with, or furnish them to, the
SEC.
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
There is no public trading market for shares of our common stock, and we do not expect that such a market will ever develop. Therefore, the repurchase of your shares by us will likely be the only way for you to dispose of your shares. We will repurchase shares at a price equal to the transaction price of the class of shares being repurchased on the date of repurchase
(which will generally be equal to our prior month’s NAV per share, which will be our most recently disclosed NAV at such time) and not based on the price at which you initially purchased your shares. We may repurchase your shares if you fail to maintain a minimum account balance of $500 of shares, even if your failure to meet the minimum account balance is caused solely by a decline in our NAV. Repurchases will be made at the transaction price in effect on the repurchase date, with the following exceptions (collectively, the “Early Repurchase Deduction”): (i) Class T, Class D and Class I shares that have not been outstanding for at least one year will be repurchased at 95.0% of the transaction price, (ii) Class A shares that have been outstanding for at least five years and less than six years will be repurchased at 95.0% of the transaction price, (iii) Class A shares that have been outstanding for at least three years and less than five years will be repurchased at 90.0% of the transaction price and (iv) Class A shares that have been outstanding for at least one year and less than three years will be repurchased at
85.0% of the transaction price.
For purposes of the Early Repurchase Deduction, the holding period is measured from the first calendar day in the month the stockholder acquired the share (the “Acquisition Date”) through the first calendar day immediately following the prospective repurchase date. With respect to holders of Class A shares who acquired their shares pursuant to a merger transaction, the Acquisition Date is the date the holder acquired the corresponding share that was exchanged in the merger transaction.  In addition, with respect to Class A shares acquired through our distribution reinvestment plan or issued pursuant to a stock dividend, the shares will be deemed to have been acquired on the same date as the initial share to which the distribution reinvestment plan share or stock dividend relate. The Acquisition Date for stockholders who received shares of our common stock in exchange for their CROP Units is measured as of the date the stockholder initially acquired their CROP Units.
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
For the years ended December 31, 2025, 2024 and 2023, we had consolidated net losses of $12.9 million, $20.6 million, and $44.9 million, respectively. As of December 31, 2025, 2024 and 2023, we had accumulated deficits of $110.6 million, $105.7 million and $94.8 million, respectively. These amounts include the expense of real estate depreciation and amortization in accordance with GAAP, which was $57.4 million, $65.3 million, and $59.0 million during these periods.
Net loss and accumulated deficit are calculated and presented in accordance with GAAP, which, among other things, requires depreciation of real estate investments. We calculate depreciation on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions. Thus, in addition to GAAP financial metrics, management reviews certain non-GAAP financial metrics, including net operating income (“NOI”), funds from operations (“FFO”) and Core FFO. FFO measures operating performance that excludes gains or losses from sales of depreciable properties, real estate-related depreciation and amortization and after adjustments for our share of consolidated and unconsolidated entities. Core FFO excludes other items recorded under GAAP that we believe are not indicative of operating performance, including the accretion of discounts on preferred stock, share-based compensation, the promote from an incentive allocation agreement (tax effected), gains on derivatives, legal costs and settlements, acquisition fees and expenses, and amortization of above or below intangible lease assets and liabilities. See Part II, Item 5. “Market for Registrant’s Common
Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Funds from Operations” for considerations on how to review these metrics.
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
Our advisor or the Special Limited Partner, an affiliate of our advisor, may choose to receive our common stock or
CROP Units in lieu of certain fees or distributions. Under certain circumstances CROP Units or shares of our common stock received in payment of the management fee are required to be repurchased, in cash at the holder’s election, and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds or other sources to make the payment, which will reduce cash available for distribution to you or for investment in our operations. Repurchases of our shares or CROP Units from our advisor paid to our advisor as a management fee are not subject to the monthly and quarterly volume limitations or the Early Repurchase Deduction, and such repurchases may receive priority over other shares submitted for repurchase during such period. Repurchases of our shares or CROP Units from the Special Limited Partner distributed to the Special Limited Partner with respect to its performance participation interest are not subject to any requirement that the units be held for at least one year but are subject to the other provisions regarding the redemption right as contemplated by the Partnership Agreement.
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
The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of Altus Group U.S. Inc. (the “Independent Valuation Advisor”) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. In addition, multifamily investment volume as of December 31, 2025 is down relative to peak activity in 2021 and 2022 and accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred by us in connection with disposing of assets and liabilities.
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
Our valuation guidelines generally provide that the Independent Valuation Advisor will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-
material events may also be made). We are dependent on our advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues, as well as positive events) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Advisor so that the information may be reflected in our real property portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the
Independent Valuation Advisor that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. For example, we may receive an unsolicited offer, from an unrelated third-party, to sell one of our assets at a price that is materially different than the price included in our NAV. Or, we may be aware of a change in collection, or a potential contract for capital expenditure. Where possible, adjustments generally are made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the Independent Valuation
Advisor determines that events warrant adjustments to certain assumptions that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.
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
The more money we raise, the greater our challenge will be to invest all of our offering proceeds on attractive terms. If we are unable to promptly find suitable multifamily apartment communities or multifamily real estate-related assets, we will hold the proceeds from our offerings in an interest-bearing account, invest the proceeds in short-term investments, or pay down lines of credit. We could also suffer from delays in locating suitable investments. Delays we encounter in the selection and acquisition of income-producing multifamily apartment communities or the acquisition or origination of multifamily real estate-
related assets would likely limit our ability to make distributions to you and reduce your overall returns.
Furthermore, where we acquire development projects prior to the start of construction or during the early stages of construction, it will typically take several years to complete construction and rent available space. Therefore, you could suffer delays in the receipt of distributions attributable to those particular properties.
Our success is dependent on general market and economic conditions.
The real estate industry generally and the success of our investment activities in particular will both be affected by global and national economic and market conditions generally and by the local economic conditions where our properties are located. These factors may affect the level and volatility of real estate prices, which could impair our profitability or result in losses. In addition, general fluctuations in the market prices of securities, interest rates and inflation may affect our investment opportunities and the value of our investments. Our sponsor’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on its businesses and operations.

A recession or slowdown in U.S. or regional real estate markets, or in the global economy, could significantly impact our asset values and profitability. Such conditions may also impede our ability to refinance existing obligations or deploy capital on favorable terms. Weakening or disruptions in financial markets could further harm our business. Any of these events could result in substantial losses, which may be exacerbated by leverage in our capital structure or our investments' capital structures.
Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. The
U.S. government has imposed broad tariffs on imports from a number of countries, including a significant increase in tariffs on goods from China, Canada, and Mexico, resulting in effective tariff rates at levels not seen in decades. Certain foreign governments have instituted, or indicated a willingness to institute, retaliatory tariffs on U.S. goods. In February 2026, the U.S.
Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs.  Subsequent to the U.S. Supreme Court’s ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs and subsequently imposed a global tariff under a different law.  The outlook on further trade policy actions is unclear.  Global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance. Additionally, uncertainty regarding the scope, duration, and potential escalation of trade policies may contribute to market volatility, supply chain disruptions, and increased costs for construction materials and other goods, any of which could adversely affect our business and the broader real estate market.
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
Inflation and interest rates fluctuations may adversely affect our business, financial condition and results of operations.
Inflation in the United States has recently moderated from elevated levels experienced in prior period; however, the near-term outlook remains uncertain. Any resurgence in inflation may materially and adversely affect our financing costs
(either through near-term borrowings on our variable rate debt, including our credit facilities, or refinancing of existing debt at higher interest rates), and general and administrative expenses and property operating expenses, as these costs could increase at a rate higher than our rental and other revenue. To the extent our exposure to increases in interest rates is not eliminated through interest rate caps or other protection agreements, such increases may also result in higher debt service costs, which will adversely affect our cash flows. Historically, during periods of increasing interest rates, real estate valuations have generally decreased due to rising capitalization rates, which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate assets.
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
It is likely that we will use sources of funds, which may constitute a return of capital to fund distributions. Because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, including for our development projects, we expect that from time to time we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will pay these distributions in advance of our actual receipt of these funds in an attempt to make distributions relatively uniform. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. We may fund such distributions from offering proceeds, third-party borrowings, the sale of assets or from the maturity, payoff or settlement of debt investments. Such distributions will likely exceed our earnings or cash flow from operations for the corresponding period. Our charter permits us to make distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and our charter does not limit the amount of funds we may use from any source to pay such distributions. If we make distributions from sources other than our cash flow from operations, we will have less funds available for investment in properties and other assets.
For the years ended December 31, 2025 and 2024, we paid aggregate distributions to convertible preferred stockholders, common stockholders and limited partnership unit holders of $51.4 million and $48.3 million, including $48.0 million and $45.1 million of distributions paid in cash and $3.4 million and $3.2 million, respectively, of distributions reinvested through our distribution reinvestment plan. Our net loss for the years ended December 31, 2025 and 2024 was $12.9 million and $20.6 million, respectively. Cash flows used in operating activities were $20.6 million for the year ended December
31, 2025 and cash flows provided by operating activities were $15.4 million for the year ended December 31, 2024.
We funded our total distributions paid during the year ended December 31, 2025, which includes net cash distributions and distributions reinvested by stockholders, with $3.4 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan and $48.0 million from proceeds from realized investment. We funded our total distributions paid during the year ended December 31, 2024, which includes net cash distributions and distributions reinvested by stockholders, with $16.5 million cash provided by operating activities, $3.2 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan and $28.6 million from proceeds from realized investment.
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
Pursuant to the tax protection agreement between CROP and High Traverse Holdings, LLC (“HT Holdings”), a
Delaware limited liability company, which is beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and
Eric Marlin, each of who are our executive officers and some of whom are our directors, (the “CROP Tax Protection
Agreement”), CROP has agreed, until May 7, 2031, to indemnify HT Holdings (including Daniel Shaeffer, Chad Christensen,
Gregg Christensen and Eric Marlin, as beneficial owners of HT Holdings, and their affiliated trusts and certain other entities)
(collectively, the “protected partners”) against certain tax consequences of a taxable transfer of all or any portion of the properties that are owned by CROP or any of its subsidiaries as of May 7, 2021, the closing date of the merger of our operating partnership with and into CROP, subject to certain conditions and limitations. We estimate the maximum potential liability associated with the CROP Tax Protection Agreement to be approximately $13.9 million. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate. These indemnification obligations could prevent CROP from selling its properties at times and on terms that are in the best interest of CROP, us and the respective equity owners of CROP and us and any indemnification payments that may become payable could be a significant expense for CROP and us. In addition, at any time after the closing (including after expiration of the tax protection term), each protected partner and CROP will have the right to exercise an in-kind redemption transaction (i.e., a redemption of all of the protected partner’s interest in CROP in exchange for one or more assets of CROP at the then-current market price). This would eliminate CROP’s indemnification obligations to the protected partner(s). The protected partners will have the right to select the assets of CROP necessary to effectuate the in-kind redemption transaction, subject to certain limitations. If an in-kind redemption transaction is effectuated,
CROP’s portfolio may become less geographically diverse and thus subject to greater market risk, and CROP may be required to transfer some of its prime assets to the protected partner(s).
In addition, CROP has entered and may in the future enter into tax indemnification agreements with certain persons who contributed their interests in properties to CROP in exchange for CROP Units. Generally, these current agreements as of
December 31, 2025 provide that CROP will indemnify such contributors against certain tax consequences of a taxable sale of the property contributed by such contributors through 2025, subject to certain conditions and limitations. As of December 31,
2025, we estimate the maximum potential liability associated with these tax indemnification agreements to be approximately
$69.4 million, which includes $60.1 million from entities obtained in the RS Merger. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate. Future tax indemnification agreements entered by CROP may extend such obligations beyond 2025. The obligations of CROP under these and future indemnification agreements may constrain CROP with respect to deciding to dispose of a particular property and may also result in financial obligations for us.
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
As of December 31, 2025, we had a portfolio of $2.6 billion in total assets, with 80.6% of our equity value in operating properties, 2.3% in development-related projects, 13.2% in real estate-related investments and 3.9% in land held for development or sale. Each of our investments was based on an underwriting analysis. If our investments do not perform as expected, whether as a result of recent economic trends, including increased interest rates and inflation, or future acquisitions do not perform as expected, we may have less cash flow from operations available to fund distributions and investor returns may be reduced.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.
We may acquire multiple properties in a single transaction either through a merger or a purchase and sale transaction.
Portfolio acquisitions typically are more complex and expensive than single-property acquisitions, and the risk that a multiple-
property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our advisor in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package and/or also include certain additional investments or transactions even though, were it not part of the overall transaction, we may not want to purchase one or more properties included in such portfolio or participate in additional investments or transactions. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties or investments, or if the seller imposes a lock-out period or other restriction on a subsequent sale, we may be required to operate such properties or attempt to dispose of such properties or investments (if not subject to a lock-out period). We may also share the acquisition of large portfolios of properties with our affiliates, which can result in conflicts of interest, including as to the allocation of properties within the portfolio and the prices attributable to such properties. It may also be difficult for our advisor to analyze each property thoroughly in a large portfolio, increasing the risk that properties do not perform as anticipated. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.
Purchasers of shares of common stock in our offering may experience immediate dilution in the net tangible book value per share.
As of December 31, 2025, our net tangible book value per share was $9.74. Net tangible book value per share is the total book value of assets minus total liabilities (all of which are adjusted for noncontrolling interests) divided by the number of shares of our common stock outstanding. It is used as a measure of net worth that reflects certain dilution in the value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii)
fees paid in connection with this offering and (iii) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments. Net tangible book value does not reflect our net asset value per share nor does it necessarily reflect the value of our assets upon an orderly liquidation of the company in accordance with our investment objectives.
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
Subject to the supervision of our board of directors, we rely on our advisor, our officers, and the real estate, debt finance, and management professionals that we retain to provide services to us for the management of our business. Our advisor and its affiliates may advise other real estate programs and rely on many of the same real estate, debt finance, and management professionals. In addition, our officers and directors will serve in similar roles for the DSTs in our DST Program. As a result of their interests in other programs and their obligations to other investors, these professionals will likely face conflicts of interest in allocating their time among us and other programs sponsored by us, our advisor and its affiliates, as well as other business activities in which they are involved. During times of intense activity in other programs and ventures, these individuals may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. If these events occur, the returns on our investments, and the value of your investment, may decline.
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

In 2019, CROP sponsored the formation of a qualified opportunity fund (“Cottonwood on Highland”) to raise money from third-party investors and be a member of a joint venture with CROP that has acquired and developed a multifamily apartment community in Millcreek, Utah. In addition, HT Holdings, which is beneficially owned by Daniel Shaeffer, Chad
Christensen, Gregg Christensen and Eric Marlin sponsored Cottonwood at Millcreek QOF, LLC (“Cottonwood at Millcreek”),
also a qualified opportunity fund. Cottonwood at Millcreek was formed to be a member of a joint venture that has acquired and developed a multifamily apartment community in Millcreek, Utah, referred to as “The Richmond” and raised money from third-
party investors. Our officers and directors serve as officers and directors of these funds. In addition, CCA or affiliates of our sponsor may sponsor or advise future real estate programs. We may compete with future programs and other affiliates of our advisor for opportunities to acquire or sell multifamily apartment communities and multifamily real estate-related assets, which may have an adverse impact on our operations. We may also buy or sell multifamily apartment communities and multifamily real estate-related assets at the same time as affiliates of our advisor. There may be a conflict of interest with respect to the selection of multifamily apartment communities and multifamily real estate-related assets to be purchased by us and/or our advisor and its affiliates. Affiliates of our advisor may own competing properties in the markets in which our multifamily apartment communities are located which may lead to conflicts of interests with respect to the operations and management of our multifamily apartment communities.
The compensation we pay to our advisor and the Special Limited Partner in connection with the management of our business were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.
The fees, including the performance participation interest, paid to our advisor and its affiliates for services provided by our advisor to us were determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, may be in excess of amounts that we would otherwise pay to third parties for such services and may reduce the amount of cash that would otherwise be available for investments in multifamily apartment communities and multifamily real estate-related assets and distributions to our stockholders.
Affiliates of our advisor have sponsored other entities and offerings and may sponsor additional entities and offerings in the future.
Affiliates of our advisor have acted as the advisor to other funds. It is possible that our advisor or its affiliates may form future REITs and sponsor other entities and offerings that may invest in assets that are similar to the multifamily apartment communities and multifamily real estate-related assets we intend to acquire. As a result, conflicts of interest with respect to time, selection of investments and management of our investments may occur if our advisor or its affiliates sponsor additional programs.
If the advisory agreement with our advisor is terminated other than for cause (or non-renewal or termination by our advisor) on or before May 7, 2031, we will be required to pay a certain portion of the contingent acquisition fees and contingent financing fees provided for in our advisory agreement previously in effect.
Prior to the amendment and restatement of our advisory agreement in May 2021, our advisor was entitled to receive contingent acquisition fees related to our purchase of multifamily apartment communities and multifamily real estate-related assets and contingent financing fees related to our financing of multifamily apartment communities and multifamily real estate-
related assets. Our advisor agreed to defer the payment of any acquisition fee or financing fee until our common stockholders’
receipt of certain specified returns. In connection with the entry into an amended and restated advisory agreement on May 7,
2021, we eliminated our obligation to pay our advisor contingent acquisition fees and contingent financing fees except in the circumstance in which our advisory agreement is terminated other than for cause (or non-renewal or termination by our advisor)
before May 7, 2031. If the advisory agreement is terminated other than for cause (or non-renewal or termination by our advisor), the contingent acquisition fees and contingent financing fees provided for in the previous advisory agreement due and payable would be $13.2 million ($22.0 million if the termination had occurred in the first year after the execution of the amended and restated advisory agreement reduced by 10% each year thereafter). Thus, there may be conflicts of interest with respect to the termination of the advisory agreement and the payment of the contingent acquisition fees and contingent financing fees.

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
Our board of directors has the authority to designate and issue preferred stock with liquidation, dividend and other rights that are senior to those of our common stock. We have classified and designated 15,000,000, 15,000,000, 1,000,000 and
15,000,000 shares of our authorized but unissued preferred stock as shares of Series 2025 Preferred Stock, Series A Convertible
Preferred Stock, Series 2023-A Preferred Stock and Series 2023 Preferred Stock, respectively, and we may designate additional series of preferred stock in the future. The shares of our preferred stock are entitled to receive a preferential dividend equal to an annual rate of 6.5% for our Series 2025 Preferred Stock (subject to an increase up to 7% in certain circumstances), 8.0% for our
Series A Convertible Preferred Stock (subject to increase by our board of directors in its sole discretion), 7.0% for our Series
2023-A Preferred Stock, and 6.0% (subject to an increase up to 6.5% in certain circumstances) for our Series 2023 Preferred
Stock.
As of December 31, 2025, we had 10,178,030, 11,982,475, 295,000 and 10,289,916 shares of our Series 2025
Preferred Stock, Series A Convertible Preferred Stock, Series 2023-A Preferred Stock and Series 2023 Preferred Stock
outstanding, respectively. We are currently conducting separate, best-efforts private offerings of our Series 2025 Preferred
Stock and Series A Convertible Preferred Stock to accredited investors only for up to the maximum amount of preferred stock designated and can provide no assurances regarding how many shares of such preferred stock we may issue.

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
Our board of directors has approved the conversion of eligible Series A Convertible Preferred Stock (i.e. those shares that have been outstanding for at least two years) into our Class I common stock on each of December 1, 2025, January 1, 2026,
February 1, 2026, March 1, 2026 and April 1, 2026 on the terms set forth in the Articles Supplementary for the Series A
Convertible Preferred Stock. The number of shares of Class I common stock issuable upon conversion of each share of Series A
Convertible Preferred Stock will be equal to the purchase price ($10.00) divided by the net asset value of the shares of Class I common stock on the conversion date.  As of March 25, 2026, 813,330 shares have been converted.
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

Shares Authorized
Common Stock, par value of $0.01 per share
Common Stock - Class A	125,000,000
Common Stock - Class TX	50,000,000
Common Stock - Class T	275,000,000
Common Stock - Class D	275,000,000
Common Stock - Class I	275,000,000
Total common stock authorized	1,000,000,000
Preferred Stock, par value of $0.01 per share
Series 2023 Preferred Stock	15,000,000
Series 2023-A Preferred Stock	1,000,000
Series A Convertible Preferred Stock	15,000,000
Series 2025 Preferred Stock	15,000,000
Total preferred stock authorized	46,000,000

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
To the extent we issue additional shares of common stock, or shares of our convertible preferred stock convert into common stock after you purchase shares of common stock, your percentage ownership interest in us will be diluted. Because we hold all of our assets through the Operating Partnership, to the extent we issue additional units of the Operating Partnership after you purchase shares of our common stock, including in connection with the Operating Partnership’s exercise of its FMV
Option to acquire DST Properties, your percentage ownership interest in our assets will be diluted. Because certain classes of the units of the Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between the Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons, our stockholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by the Operating Partnership. CROP Units may have different and preferential rights to the claims of common units of the Operating Partnership which correspond to the common stock held by our stockholders.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Technological developments in artificial intelligence, including machine learning, generative artificial intelligence and similar technologies that collect, aggregate, analyze or generate data or other materials (collectively “AI”), and their current and potential future applications including in the real estate, capital and financial markets, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. We and our advisor have integrated the use of AI in our and its business to assist in in data analysis, research, and general business purposes. We and our advisor may also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our advisor may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. The use of AI could also exacerbate or create new and unpredictable risks to our business and our advisor’s business, including by potentially significantly disrupting the markets in which we operate or subjecting us and our advisor to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us and our advisor. The use of AI by bad actors could heighten the sophistication and effectiveness of cybersecurity attacks experienced by us and our advisor. Further, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error. As AI technology and its applications continue to develop rapidly, it is impossible to predict the future risks that may arise from such developments to our industry or business.
General Risks Related to Investments in Real Estate
We will not be diversified with respect to the class of assets that we own.
We will invest, through the Operating Partnership, solely in multifamily apartment communities and multifamily real estate-related assets. As of December 31, 2025, we had a portfolio of $2.6 billion in total assets, with 80.6% of our equity value in operating properties, 2.3% in development-related projects, 13.2% in real estate-related investments and 3.9% in land held for development or sale. While we intend to invest in a significant number of properties across several geographical locations and markets, we will not invest in a diverse set of asset classes. Further, we have no plans to acquire any assets other than assets consisting of multifamily apartment communities and multifamily real estate-related assets. Therefore, each of our investments could be subject to the same or similar rental property related risks and a decline in real estate values in general or a change in economic conditions which affects real property investment and rental markets could have a substantial adverse effect on our financial performance.
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
Specifically, as of December 31, 2025, 12.7%, 10.0% and 9.6% of our portfolio was concentrated in the Atlanta, Georgia,
Dallas, Texas and Salt Lake City, Utah regions, respectively. To the extent that our portfolio is concentrated in limited geographic regions, downturns relating generally to such region may result in a reduction in our net income and the value of our common stock and accordingly limit our ability to make distributions to you.
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
We depend upon our employees as well as the performance of our third-party property managers to effectively manage our properties and real estate-related assets. Rising vacancies across real estate properties have resulted in increased pressure on real estate investors and their property managers to maintain adequate occupancy levels. In order to do so, we may have to offer inducements, such as rent concessions and resident amenities, to compete for residents. In addition, our property managers may be unsuccessful in their ability to collect rent, resulting in increased collection loss, and in their ability to evict tenants for non-
payment of rent, permitting us to lease their space. Poor performance by those sales, leasing and other management staff members operating a particular property will necessarily translate into poor results of operations for that particular property.
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
Although we intend to subject our multifamily apartment communities, other than those acquired by virtue of a non-
performing debt investment, to an environmental assessment prior to acquisition, we may not be made aware of all the environmental liabilities associated with a property prior to its purchase. There may be hidden environmental hazards that may not be discovered prior to acquisition. The costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or rent the property or to borrow using the property as collateral.
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
We acquire unimproved real property or properties that are under development or construction and as of December 31,
2025, our portfolio had 2.3% of our equity value in development investments. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
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
Apparent microbial growth at multifamily properties owned by the RS Parties could adversely impact the anticipated benefits of the RS Merger.
AMG was identified at many of the multifamily properties owned by the RS Parties. AMG could result in significant financial liabilities, including costs related to remediation, tenant relocation, legal claims or regulatory fines. The presence of
AMG may also lead to tenant dissatisfaction, lease terminations, or difficulty attracting new tenants, adversely affecting a property’s occupancy rates and revenue. Although we have the right under the merger agreement with the RS Parties to initiate a reduction to the exchange ratio in respect of potential losses that are discovered after the RS Merger arising under environmental laws and regulations that are attributable to the ownership or operation of the properties of the RS Parties before the RS Merger (irrespective of whether the matter giving rise to such losses was disclosed by the RS Parties in the merger agreement), such adjustments may not fully compensate us for all such losses because (i) such losses may not be discovered until after the applicable two-year period covered by the adjustment provisions, (ii) recovery of such losses may be subject to the risks of non-payment and delay as a result of litigation, and (iii) such losses, when combined with all losses under the indemnification provisions of the internalization agreement, are capped at $30 million in the aggregate.
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
We expect to incur substantial expenses related to the RS Merger.
We expect to incur substantial expenses in connection with the RS Merger and integrating the properties and operations acquired. Although we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, expenses associated with the RS
Merger could, particularly in the near term, exceed the savings we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings from the RS Merger.
We have assumed certain potential and unknown liabilities relating to the RS Parties.
We have assumed certain potential and unknown liabilities relating to RS Parties with the RS Merger. These liabilities could be significant and have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities.
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
At December 31, 2025, we had $1.1 billion of fixed rate debt and $203.9 million of variable rate debt, including our revolving credit facility and construction loans; $167.1 million, or 82.0% of our variable rate debt is accompanied by interest rate cap hedging instruments as required by the lenders. In addition, we have $207.6 million of preferred stock outstanding that is accounted for as debt and CROP has issued unsecured promissory notes in a private placement offering in an aggregate amount of $10.2 million at December 31, 2025. We may obtain additional lines of credit or other debt financing, or take additional advances on our existing lines of credit, which we may utilize to acquire multifamily apartment communities and multifamily real estate-related assets and fund our operations. Thus, our assets may be cross-collateralized. Information about the amount and terms of any new lines of credit are uncertain and will be negotiated by our officers. No assurance can be given that future cash flow will be sufficient to make the debt service payments on any loans and to cover all operating expenses.
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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt or replace our advisor. Loan agreements we enter into may contain covenants that limit our ability to further mortgage a property or that prohibit us from discontinuing insurance coverage or impose reserve requirements. In addition, our credit facility with J.P. Morgan, (our “JP Morgan Credit Facility”) restricts our ability to remove our affiliated directors which may make it more difficult to replace our advisor. These or other limitations would decrease our operating flexibility and our ability to achieve our operating objectives.
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
At December 31, 2025, we had $203.9 million of variable rate debt; $167.1 million, or 82.0% of which is accompanied by interest rate cap hedging instruments as required by the lenders. We may incur additional indebtedness in the future. Interest we pay reduces our cash flows. Since we have incurred and may continue to incur variable rate debt, increases in interest rates raise our interest costs, which reduces our cash flows. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our properties at times or on terms which may not permit realization of the maximum return on such investments. Increases in interest rates may cause our operations to suffer and the amount of distributions our stockholders receive and their overall return on investment may decline.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and residential and commercial mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more taxable
REIT subsidiaries (increasing to no more than 25% beginning with taxable years starting after December 31, 2025) and no more than 25% of the value of our total assets can be represented by “non-qualified publicly offered REIT debt instruments.” If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments.
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
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable
REIT subsidiaries (increasing to no more than 25% beginning with taxable years starting after December 31, 2025). A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
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
real property interests,” or USRPIs, generally (subject to certain exceptions for “qualified foreign pension funds,” entities all the interests of which are held by “qualified foreign pension funds,” and certain “qualified shareholders”) will be taxed to a non-
U.S. stockholder as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. stockholder does not own more than 10% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be “regularly traded” on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. stockholders). Our common stock will not constitute a USRPI so long as we are a
“domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s stock is held directly or indirectly by non-
U.S. stockholders. We believe, but cannot assure you, that we will be a domestically-controlled qualified investment entity.

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
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal
Revenue Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a non-
exempt prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Additionally, the investment transaction may have to be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our shares.
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
Governance
Our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management, including reviewing our advisor’s cybersecurity policies with management and evaluating the adequacy of the program, compliance and controls with management. The Executive Security Council periodically reports to our board of directors on cybersecurity matters. Such reporting includes updates on our cybersecurity program, the external threat environment, and programs in place to address and mitigate the risks associated with the evolving cybersecurity threat landscape. These reports also include updates on our preparedness, prevention, detection, responsiveness, and recovery with respect to any cybersecurity incidents. Material cybersecurity events, if any, are escalated to our board of directors on an ongoing basis as necessary.
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
Our Senior Vice President of Technology’s relevant cybersecurity expertise includes Certified Information Systems
Security Professional (“CISSP”) designation, ISO 27001 as well as over 20 years of experience as a technology and security professional.
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
Offering of Common Stock
We are offering three classes of shares of our common stock, Class T, Class D, and Class I, in a primary public offering (the “Primary Offering”) with four classes of shares of our common stock, Class T, Class D, Class I, and Class A, available to existing holders of our common stock through our registered distribution reinvestment plan offering (the “DRP
Offering”). Other than differences in upfront selling commissions, dealer manager fees, and ongoing distribution fees, each class of common stock has the same economics and voting rights. There is currently no public market for our shares and we currently have no plans to list our shares on a securities exchange.
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

The distribution fee is subject to a cap based on the total upfront selling commissions, dealer manager fees, and distribution fees paid in connection with the sale of the share in the Primary Offering. For Class T shares the cap is 8.5% and for Class D shares the cap is 8.0%. A lower cap may be agreed upon between the dealer manager and a participating broker-
dealer. Once the cap is met, the Class T shares or Class D shares in each respective stockholder's account (including shares purchased through the distribution reinvestment plan or received as a stock dividend) will convert into a number of Class I shares (including any fractional shares) with an equivalent aggregate NAV as such shares.
The dealer manager for the public offering anticipates that all or a portion of the upfront selling commissions, dealer manager and distribution fees will be retained by, or reallowed (paid) to, participating broker-dealers and certain wholesalers, all of whom are internal to our advisor and its affiliates. For the year ended December 31, 2025, the costs of raising capital in our ongoing public follow-on offering represented 6.93% of the capital raised.
The purchase price per share for each class of common stock will vary and will generally equal our prior month’s
NAV per share, as determined monthly, plus applicable upfront selling commissions and dealer manager fees. See “Net Asset
Value” below for additional details on how our NAV is determined.

The following table presents our historical monthly NAV per share and CROP Unit at the end of each quarter for the three years ended December 31, 2025.

	Class
Date	T	D	I	A	OP
March 31, 2023	$18.4600	$18.4600	$18.4600	$18.4600	$18.4600
June 30, 2023	$17.4638	$17.4638	$17.4638	$17.4638	$17.4638
September 30, 2023	$15.8195	$15.8195	$15.8195	$15.8195	$15.8195
December 31, 2023	$13.4538	$13.4538	$13.4538	$13.4538	$13.4538
March 31, 2024	$12.6916	$12.6916	$12.6916	$12.6916	$12.6916
June 30, 2024	$12.6636	$12.6636	$12.6636	$12.6636	$12.6636
September 30, 2024	$12.2714	$12.2714	$12.2714	$12.2714	$12.2714
December 31, 2024	$12.0083	$12.0083	$12.0083	$12.0083	$12.0083
March 31, 2025	$11.5429	$11.5429	$11.5429	$11.5429	$11.5429
June 30, 2025	$11.5153	$11.5153	$11.5153	$11.5153	$11.5153
September 30, 2025	$11.3506	$11.3506	$11.3506	$11.3506	$11.3506
December 31, 2025 (1)	$11.3574	$11.3574	$11.3574	$11.3574	$11.3574

(1) Effective as of our October 31, 2025 NAV, our board of directors, including all of our independent directors, amended our valuation guidelines to amortize financing costs over the life of the applicable financing consistent with industry treatment of such costs. The impact solely from this change was an approximately 3% (or approximately $19.42 million) increase to our NAV ($0.32 per share based on our shares outstanding as of October 31, 2025). Our board of directors approved that this impact would be reflected in our NAV over a period of five months with an approximately $2.33 million adjustment ($0.0382 per share based on our shares outstanding as of October 31, 2025) for our
October 31, 2025 NAV and an approximately $4.27 million adjustment ($0.0700 per share based on our shares outstanding as of October 31,
2025) for the four months thereafter. As a result, the NAV per share as of October 31, 2025, and for each month thereafter through February 28,
2026, reflects an increase based on this change to the treatment of financing costs under our valuation guidelines.

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
Real property assets are initially valued at cost during the month of acquisition, which we expect to represent fair value at that time. Subsequently we will rely on the income approach as the primary methodology used by the Third-Party Appraisal
Firms and the Independent Valuation Advisor (together, the “Independent Appraisal Firms”) in valuing the real property assets within our portfolio, whereby value is derived by determining the present value of a real property asset’s future cash flows (for example, discounted cash flow analysis). Consistent with industry practices, the income approach incorporates subjective judgments regarding comparable property rental rates and operating expense data, the appropriate capitalization and discount rates, and projections of future income and expenses based on market derived data and trends. Other methodologies that may also be used to value properties include sales comparisons and cost approaches. We believe the discount rate and exit capitalization rate are the key assumptions utilized in the discounted cash flow methodology. Below the tables that set forth our
NAV calculation is a sensitivity analysis of the weighted average discount rates and exit capitalization rates for our property investments. Transaction costs related to an acquisition or disposition will generally be factored into our NAV no later than the closing date for such transaction, and in some circumstances such as when an asset is anticipated to be acquired or disposed, we may factor into our NAV calculation a portion of the potential transaction price and related closing costs given the likelihood that the transaction will close.  Notwithstanding the foregoing, transaction expenses with respect to major transactions, as determined by our board of directors, including a majority of our independent directors, (e.g., a merger or acquisition of a portfolio of assets and/or platform) will be amortized over a five-year period following the acquisition date.
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
DST Properties. Our board of directors has approved the DST Program for us, through our taxable REIT subsidiary, to sell DST Interests in specific DSTs holding real properties through private placement offerings exempt from registration under the Securities Act. We, through the Master Tenant, CROP’s wholly owned subsidiary, will hold a long-term leasehold interest in each DST Property pursuant to a master lease that will be guaranteed by CROP. In accordance with the applicable master lease, the Master Tenant will make rental payments to the applicable DST (as landlord and owner of such DST Property) and the Master Tenant will be responsible for subleasing the applicable DST Property to residents of the property. This master lease arrangement means that we will bear the risk that the underlying cash flow received from the applicable DST Property may be less than the master lease payments. Under the DST Program, each DST Property will be sourced from third parties or from our real properties and will be held in a specific DST that we form and in which we may initially own all of the beneficial interests.
As proceeds are raised through an offering, our beneficial interests in the DST will be redeemed. While we own an interest in the DST Property during the syndication of the DST Interests, and to the extent the maximum offering amount is not raised and we retain an interest in the DST Property, the DST Property will be valued in a manner that is consistent with the guidelines described above for consolidated assets and liabilities, but that excludes the master lease, and will be included in our NAV to the extent of our pro rata ownership share of the DST Property.
Additionally, CROP will hold the FMV Option, giving it the right, but not the obligation, to acquire the DST Interests in the applicable DST from the investors in exchange for OP Units in CROP or cash, at CROP’s discretion. The FMV Option may be exercised beginning on the two-year anniversary of the final closing of the sale of DST interests pursuant to each private placement. In some circumstances, the FMV Option attached to certain DST Programs may factor in the master lease obligations for purposes of determining the FMV Option price. In these instances, the value of the DST Property (taking into account the master lease obligations) may differ from the fair value of the DST Property. If this occurs, the difference between the two values will accrue into our NAV.
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
Liabilities. Except as noted below, we include an estimate of the fair values of our liabilities as part of our NAV calculation. These liabilities include, but may not be limited to, property-level mortgages and corporate-level credit facilities, fees and reimbursements payable to our advisor and its affiliates, accounts payable and accrued expenses, our preferred equity which is accounted for as debt and other liabilities. Pursuant to our valuation guidelines, our board of directors, including a majority of our independent directors, approves the pricing sources of our liabilities which may include third parties or our advisor or its affiliates. Effective as of our October 31, 2025 NAV determination, costs and expenses incurred to secure financings (including subordinated debt, preferred equity and the commissions, organization and offering expenses associated with them) are amortized over the life of the applicable financing. Unless costs can be specifically identified, we allocate the financing costs and expenses incurred with obtaining multiple financings that are not directly related to any single financing among the applicable financings, generally pro rata based on the amount of proceeds from each financing.
The impact from the change to amortize financing costs effective as of October 31, 2025, was an approximately 3% (or approximately $19.42 million) increase to our NAV ($0.32 per share based on our shares outstanding as of October 31, 2025), not taking into account all of the other items that impact our monthly NAV. Our board of directors approved that this impact would be reflected in our NAV over a period of five months with an approximately $2.33 million adjustment ($0.0382 per share based on our shares outstanding as of October 31, 2025) for our October 31, 2025 NAV and an approximately $4.27 million adjustment ($0.0700 per share based on our shares outstanding as of October 31, 2025) for the four months thereafter. As a result, the NAV per share as of October 31, 2025, and for each month thereafter through February 28, 2026, reflected an increase solely based on this change to the treatment of financing costs under our valuation guidelines.
The estimated fair value of our property-level mortgages and corporate-level credit facilities are determined by our advisor using widely accepted valuation methodologies based on information provided by various qualified third-party debt valuation experts and market data sources. In determining the fair value of such debt our advisor relies primarily on a third-
party expert to provide the fair value calculations for our property-level mortgages and corporate-level credit facilities.
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
Convertible Preferred Equity.  We assume all outstanding convertible preferred equity as of our NAV determination date has been converted to Class I shares based on the NAV per share of Class I common stock as of the determination date.
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
Following the calculation and allocation of changes in the aggregate NAV, NAV for each class is adjusted for class-
specific expenses such as accrued dividends and ongoing distribution fees that are currently payable, to determine the monthly
NAV. Class specific expenses may be allocated on a class-specific basis and borne by all holders of such class. The allocation of different class-specific expenses may result in certain share classes having a different NAV per share than other classes. We normally expect that the allocation of ongoing distribution fees on a class-specific basis will result in different amounts of distributions being paid with respect to Class T shares and Class D shares relative to our other share classes. However, if no distributions are authorized for a certain period, or if they are authorized in an amount less than the allocation of class-specific fees with respect to such period, then pursuant to our valuation guidelines, the class-specific fee allocations may lower the net asset value of our Class T shares and Class D shares as they are the classes with class-specific expenses. If the NAV of our classes are different, then changes to our assets and liabilities that are allocable based on NAV may also be different for each class.
NAV per share for each class is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class on such day. Effective as of our December 31, 2025, NAV determination, we assume all outstanding convertible preferred equity has been converted to Class I shares based on the NAV per share of Class I common stock as of the determination date.
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
Please see “Net Asset Value Calculation and Valuation Guidelines” in our prospectus as supplemented for further details on how our NAV is determined.

The components of our NAV as of December 31, 2025 are as follows ($ in thousands except share data):

Components of NAV (1)	December 31, 2025
Investments in Multifamily Operating Properties	$2,287,545
Investments in Multifamily Development Properties	60,140
Investments in Real Estate-Related Structured Investments	127,141
Investments in Land Held for Development	46,296
Operating Company and Other Net Current Assets (2)	55,695
Cash and Cash Equivalents	16,732
Secured Real Estate Financing	(1,362,653)
Subordinated Unsecured Notes	(10,308)
Preferred Equity	(207,576)
Convertible Preferred Equity (3)	—
Net Asset Value	$1,013,012
Fully-diluted Shares/Units Outstanding	89,193,947

(1) Presented as adjusted for our economic ownership percentage in each asset.
(2) Includes a $4.27 million adjustment for our December 31, 2025 related to the changes to our valuation guidelines and the amortization of financing costs.
(3) Commencing with our determination of NAV as of December 31, 2025, we have assumed all outstanding convertible preferred equity as of our NAV determination date ($119.8 million as of December 31, 2025) has been converted to Class I shares based on the NAV per share of Class I common stock as of the determination date. Previously, our convertible preferred equity was treated as a liability.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of December 31, 2025
($ in thousands, except per share/unit data):

	Class
	T	D	I	A	OP(1)	Total
As of December 31, 2025
Monthly NAV	$46,885	$4,926	$202,596	$199,296	$559,309	$1,013,012
Fully-diluted Outstanding Shares/Units	4,128,149	433,710	17,838,202	17,547,698	49,246,188	89,193,947
NAV per Fully-diluted Share/Unit	$11.3574	$11.3574	$11.3574	$11.3574	$11.3574

(1) Includes the partnership interests of our Operating Partnership held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad
Christensen, Gregg Christensen and Eric Marlin and other Operating Partnership interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the independent appraisal firms in the discounted cash flow methodology used in the December 31, 2025, valuations of our real property assets, based on property types.

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.89%	5.52%
Development Assets	7.05%	5.25%

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

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.4%	2.6%
	0.25% increase	(2.3)%	(2.5)%
Exit Capitalization Rate	0.25% decrease	3.5%	4.2%
	0.25% increase	(3.1)%	(3.9)%

* Presented as adjusted for our economic ownership percentage in each asset.
The following table reconciles stockholders’ equity and CROP partners’ capital per our consolidated balance sheet to our NAV ($ in thousands):

December 31, 2025
Stockholders’ equity	282,807
Noncontrolling interests attributable to limited partners	294,437
Total partners’ capital of CROP under GAAP	577,244
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	264,920
Deferred tax liabilities	7,954
Deferred revenue	12,878
Discount on preferred stock	(5,384)
Unrealized net real estate and debt appreciation	138,195
Other (1)	17,205
NAV	$1,013,012

(1) Other includes non current commissions, derivative assets where settlement is not imminent, and transaction and offering costs that are amortized according to NAV policy.
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
•We exclude deferred revenue as recorded under GAAP for funds received from an easement agreement.
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

	Year Ended December 31,
	2025	2024
Net loss attributable to controlling interests	$(4,844)	$(10,956)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	54,940	62,765
Depreciation and amortization from unconsolidated real estate entities	7,345	8,057
Gain on sale of real estate assets	(64,754)	(47,311)
Loss allocated to noncontrolling interests - limited partners	(6,304)	(10,819)
Amount attributable to above from noncontrolling interests - partially owned entities	(2,490)	(2,378)
Funds from operations attributable to common stockholders and unit holders	(16,107)	(642)
Adjustments:
Gain on legal settlement	(400)	(16,020)
Amortization of intangible assets	2,410	2,579
Amortization of debt issuance costs	3,013	3,500
Accretion of discount on preferred stock	4,144	3,034
Commissions paid with exchanges	6,135	—
Share-based compensation	3,406	4,029
Promote from incentive allocation agreement (tax effected)	—	(40)
Loss on debt extinguishment	1,732	2,554
Impairment loss	957	—
Loss on derivatives	1,971	3,643
Legal costs and settlements, net	81	(2,173)
Accrued preferred return (HLBV vs. fair value) (1)	6,096	—
Other adjustments (2)	2,270	322
Amount attributable to above from noncontrolling interests and unconsolidated entities	224	3,562
Core funds from operations attributable to common stockholders and unit holders	$15,932	$4,348

FFO per common share and unit - diluted	$(0.23)	$(0.01)
Core FFO per common share and unit - diluted	$0.22	$0.07
Weighted-average diluted common shares and units outstanding	71,259,649	66,472,501

(1) Represents accrued preferred interest earned but not recognized in equity in earnings under the hypothetical liquidation at book value (“HLBV”) method.
(2) Other adjustments include acquisition fees and expenses, insurance losses, and other miscellaneous non-cash or non-recurring items.
Weighted-average dilutive common shares and units for FFO and Core FFO are as follows:

	Year Ended December 31,
	2025	2024
Dilutive weighted-average Series A Convertible Preferred shares	8,184,184	2,435,768
Weighted-average common shares	30,555,609	31,658,678
Weighted-average limited partnership units	32,519,856	32,378,055
Weighted-average common shares and units outstanding	71,259,649	66,472,501
Refer to “Results of Operations” and “Reportable Segment Net Operating Income” in Part II, Item 7. for further information on our operating results.
Unregistered Sale of Equity Securities
During the quarter ended December 31, 2025, we sold equity securities that were not registered under the Securities
Act and not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K as described below.

During the quarter ended December 31, 2025, we issued 108,000 shares of Class I common stock upon exchange of corresponding CROP Units held by various limited partners. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the CROP Units.
During the quarter ended December 31, 2025, we issued 87,179 shares of Class I common stock upon exchange of
99,000 Series A Convertible Preferred Stock pursuant to the terms of the Series A Convertible Preferred Stock which provide that after the holder of the Series A Convertible Preferred Stock has held the shares for two years, we have the right, in our sole discretion, to convert the Series A Convertible Preferred Stock into shares of our Class I common stock at the most recently disclosed NAV per share of Class I common stock. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 3(a)(9) of the Securities Act on the basis that the issuance of Class I common stock constituted an exchange with existing holders of the Company’s securities and no commission or other remuneration was paid or given directly or indirectly for soliciting such transaction.
During the quarter ended December 31 2025, in connection with the consummation of the RS Merger, we issued
182,605 shares of Class I common stock and 17,502,690 CROP Units as the merger consideration in the RS Merger. The shares and units, as applicable, were converted from common stock and units of the RS Parties into the right to receive 0.8634 of the corresponding security in us. The issuance of such shares of common stock and CROP Units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the exchanged security.
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

During the three months ended December 31, 2025, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased (1)	Repurchases as a Percentage of NAV (2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
October 2025	488,807	1.6360786%	$11.2735	—
November 2025	428,789	1.4409445%	$11.2667	—
December 2025	456,471	1.5533683%	$11.3302	—
Total	1,374,067

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
Holders
The following table shows the number of shares and holders of each class of common equity outstanding as of
March 25, 2026, including shares held by our affiliates:

	Class
	T	D	I	A
Outstanding shares	4,627,232	437,225	8,359,961	17,184,803
Number of stockholders	1,357	169	1,603	3,576
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
This section of this Annual Report discusses 2025 and 2024 items and year-to-year comparisons between 2025 and
2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 can be found in “Management’s
Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-
K for the fiscal year ended December 31, 2024 and are incorporated herein by reference.
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

As of December 31, 2025, we have raised $388.4 million from the sale of common stock in our public offerings and
$389.4 million from the sale of our preferred stock in periodic private offerings to accredited investors (the “Private
Offerings”). We have contributed our net proceeds to CROP in exchange for a corresponding number of mirrored CROP units.
In addition, we have a program through our taxable REIT subsidiary (the “DST Program”), to sell beneficial interests
(“DST Interests”) in Delaware statutory trusts (“DSTs”) holding real properties to accredited investors through private placement offerings exempt from registration under the Securities Act. We commenced our first offering of DST Interests in
Cottonwood Riverfront DST, a DST holding 805 Riverfront, in the third quarter of 2025. Our ownership interest in 805
Riverfront will decline as we raise proceeds in this DST offering. As of December 31, 2025, $11.0 million in DST Interests had been sold.
On December 18, 2025, we completed the acquisition (the “RS Merger’), through the exchange of stock-for-stock and units-for-units, of RealSource Properties, Inc. and RealSource Properties OP, LP. Through the RS Merger, we acquired an 11-
property, 3,565-unit portfolio of multifamily assets. We also acquired third-party property management contracts on five additional properties totaling 985 units. See Note 1 of the consolidated financial statements in this Annual Report on Form 10-
K for further description of the RS Merger.
As of December 31, 2025, our portfolio consisted of $2.6 billion in total assets, with 80.6% of our equity value in operating properties, 2.3% in development-related projects, 13.2% in real estate-related investments and 3.9% in land held for development or sale. Refer to the section “Our Investments” below for further description of our portfolio.
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
Highlights
The following highlights activities that occurred during the year ended December 31, 2025.
Operating Results and Net Asset Value
•Net loss attributable to common stockholders was $0.40 per diluted share compared to $0.42 for the same period in the prior year.
•Reportable segment net operating income was $103.6 million compared to $106.0 million for the same period in the prior year.
•Same store net operating income (“Same Store NOI”) was $80.5 million compared to $81.1 million for the same period in the prior year.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $(0.23) per diluted share/unit, compared to $(0.01) per diluted share/unit for the same period in the prior year. Core FFO was $0.22 per diluted share compared to $0.07 per diluted share/unit for the same period in the prior year.
•Net asset value was $11.3574 per share/unit at December 31, 2025, compared to $12.0083 per share/unit at December 31,
2024.
Transaction Activity
•Completed the RS Merger, resulting in the acquisition of a portfolio of 11 multifamily properties with a total of 3,565 units along with third-party property management agreements for five more properties with a total of 985 units. The overall value of these assets is approximately $500.0 million.
•Sold Cottonwood Broadway for net proceeds of $41.0 million, recording a net gain on sale of $7.9 million.
•Sold Sugarmont for net proceeds of $56.6 million, recording a net gain on sale of $24.6 million.
•Sold Parc Westborough for net proceeds of $72.3 million after repayment of the balance of the revolving credit facility allocated to Parc Westborough, recording a net gain on sale of $32.3 million.
•Originated a $5.1 million mezzanine loan investment in the Prospect on Central development.
•Funded the remaining $2.0 million of our preferred equity investment in the Infield development.
•Fully funded our $8.4 million mezzanine loan investment in the Bowline development.
•Funded $11.2 million to the Regenerant Venture to fund the acquisition of partnership interests in three projects.

Financing and Capital Raise Activity
•Refinanced the construction loan on Cottonwood Highland with a fixed rate loan in the amount of $46.9 million.
•Refinanced the $60.2 million variable rate bridge loan on 805 Riverfront with a fixed rate loan in the amount of $42.6 million.
•Raised $7.2 million from the issuance of 2025 7.25% Notes.
•Raised $29.0 million of net proceeds from the sale of Series 2025 Preferred Stock.
•Exchanged 6,626,892 and 332,722 shares of Series 2019 and Series 2023, respectively, for Series 2025 Preferred Stock.
•Raised $57.0 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Raised $18.6 million of net proceeds from the sale of our common stock issued under our registered public offering.
•Redeemed $74.0 million of preferred stock and unsecured notes.
•Repurchased $60.0 million of common stock and CROP Units at an average discount of 1% to NAV.

Our Investments
As of December 31, 2025, our portfolio consisted of 37 operating multifamily apartment communities with a total of
11,037 units, one development projects with a total of 198 units to be built, seven structured investments with a total of 1,545 units and five land sites held for future development projects. This includes the multifamily assets acquired with the RS Merger mentioned above (the “RS Properties”).
Stabilized Properties ($ in thousands, except net effective rents)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
805 Riverfront (2)(3)	West Sacramento, CA	285	746	September 2023	$104,646	(4)	$42,556	$2,193	93.68%	85.13%
Alpha Mill	Charlotte, NC	267	830	May 2021	69,500		6,000	1,631	89.51%	100.00%
Alkire Glen	Columbus, OH	252	822	December 2025	41,100	(5)	19,593	1,242	93.20%	93.47%
Antero	Colorado Springs, CO	528	828	December 2025	76,300	(5)	41,100	1,231	75.90%	94.70%
Autumn Ridge	Raleigh, NC	398	803	December 2025	61,550	(5)	36,289	1,137	86.43%	92.39%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,535	91.60%	100.00%
Cottonwood Apartments	Salt Lake City, UT	264	834	May 2021	47,300		35,430	1,362	96.97%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,510	96.76%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	September 2022	85,000		34,011	2,008	94.78%	100.00%
Cottonwood Highland (2) (6)	Salt Lake City, UT	250	745	May 2021	65,210	(4)	46,862	1,736	89.60%	41.98%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,243	93.00%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		48,049	1,447	91.76%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,779	96.27%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,586	92.89%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,673	90.84%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		44,489	1,422	91.46%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		53,401	1,559	94.69%	100.00%
Lake St. James	Conyers, GA	484	1,005	December 2025	58,850	(5)	48,724	1,346	79.25%	100.00%
Melrose (2)	Nashville, TN	220	951	May 2021	67,400		56,600	1,737	92.73%	100.00%
Melrose Phase II (2)	Nashville, TN	139	675	May 2021	40,350		32,400	1,527	92.09%	100.00%
Morgan Ridge	Winston-Salem, NC	432	956	December 2025	67,800	(5)	33,425	1,213	85.19%	96.05%
Park at Midtown	Greensboro, NC	216	905	December 2025	31,900	(5)	15,979	1,218	84.72%	93.04%
Park at Oakridge	Greensboro, NC	232	1,035	December 2025	34,250	(5)	18,367	1,250	88.31%	93.04%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,525	(4)	43,453	1,855	96.58%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,910	93.33%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,440	96.60%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		35,100	1,090	93.05%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,753	94.23%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		48,104	1,809	90.08%	95.80%
Steepleway Downs	Houston, TX	224	684	December 2025	14,904	(5)	12,829	979	87.84%	100.00%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,507	91.83%	84.19%
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,549	89.39%	98.68%
The Marq Highland Park (2)	Tampa, FL	239	999	May 2021	65,700		46,802	2,125	94.56%	74.10%
The Retreat at Stillmeadow	Cincinnati, OH	214	1,002	December 2025	30,500	(5)	18,937	1,309	94.84%	85.00%
The Mill at Georgetown	Georgetown, KY	228	992	December 2025	51,250	(5)	32,658	1,544	95.15%	96.02%
Timber Hollow	Fairfield, OH	368	782	December 2025	59,730	(5)	37,257	1,325	94.82%	84.96%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,244	92.36%	58.60%
Total / Weighted-Average		11,037	921		$2,285,095		$1,488,825	$1,535	90.90%	91.35%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) Data from commercial retail units are excluded from number of units and physical occupancy.
(3) Beneficial interests in 805 Riverfront are currently being offered for purchase under our DST Program. Our ownership in the property will decrease as these interests are sold.
(4) These purchase price amounts represent the acquisition date fair value plus subsequent capitalized costs on the projects placed in service.
(5) We acquired these investments on December 18, 2025 as part of the RS Merger.
(6) CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project due to a disproportionate ownership percentage assigned to CROP and related parties as fees and commissions were waived for the sponsor and its affiliates.

Development/Lease Up Properties ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Total Project Investment	Debt Outstanding (1)	Physical Occupancy Rate (2)	Percentage Owned by CROP
The Westerly (3)	Salt Lake City, UT	198	808	May 2021 (3)	50,413	16,836	—%	82.45%

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
Joint Venture.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Fixed Interest Rate	Date of Initial Investment	Maturity Date (1)	Number of Units	Funding Commitment	Amount Funded to Date
417 Callowhill	Philadelphia, PA	Preferred Equity	n/a	November 2022	n/a	220	$33,413	$33,413
2215 Hollywood	Hollywood, FL	Mezzanine Loan	14.5%	April 2023	April 14, 2026	180	10,045	10,045
Monrovia Station	Monrovia, CA	Mezzanine Loan	16.5%	July 2023	July 18, 2027	296	20,150	20,150
Infield (2)	Kissimmee, FL	Preferred Equity	n/a	November 2023	n/a	384	14,650	14,650
Prospect at Central	Denver, CO	Mezzanine Loan	15.0%	April 2025	May 8, 2027	65	5,100	5,100
The Bowline	Santa Rosa Beach, FL	Mezzanine Loan	14.8%	May 2025	May 20, 2029	162	8,418	8,418
Regenerant Venture (3)	Various	Joint Venture	n/a	August 2025	n/a	238	n/a	$11,189
Total						1,545	$91,776	$102,965

(1) Our mezzanine loans have the following extension options: Hollywood- one 12-month option, Monrovia- two 12-month options, Prospect- two 12-month options and Bowline- two 12-month options.
(2) On April 25, 2025, we increased our commitment by an additional $2.0 million on the Infield preferred equity investment, and funded $1.0 million on
April 30, 2025 and $1.0 million on August 22, 2025, bringing our total funding to $14.7 million.

(3) On July 31, 2025, we formed a joint venture with Regenerant Housing Partners (the “Regenerant Venture”) focused on affordable housing investment opportunities. The Regenerant Venture will pursue, among other strategies, the acquisition or recapitalization of general and limited partnership interests in low-income housing tax credit and workforce housing projects. On August 4, 2025, we contributed $11.2 million to fund the acquisition of partnership interests in three projects (two located in Boulder, Colorado and one located in Kansas City, Missouri).

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	1.69 acres	May 2021	$9,014	82.45%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,842	100.00%
Galleria (2)	Salt Lake City, UT	26.07 acres	September 2022	31,801	100.00%
Westgate (3)	Colorado Springs, CO	27.5 acres	December 2025	9,125	100.00%
Total				$57,782

(1) The Block C Joint Venture includes land held for development for Millcreek North and The Archer development projects as well as cash held at the joint venture for future investment. The Block C joint venture also includes The Westerly, which is reflected in the separate development property table above. On
January 31, 2025, we entered into a contract to sell The Archer for $3.0 million. We expect to close during 2026.

(2) On October 15, 2024, we entered into a contract to sell approximately 6.9 acres of land at Galleria for $8.0 million. We expect to close during 2026.
(3) On December 18, 2025, we acquired this investment as part of the RS Merger and it is currently under contract to be sold. We expect to close during 2026.

Results of Operations
On December 18, 2025, we acquired $474.8 million of real estate assets and assumed $278.9 million of fixed rate mortgage loans in conjunction with our Merger with the RS Parties. As a result, we expect our results of operations to reflect the impact of this acquisition in future periods.
Our results of operations for the years ended December 31, 2025 and 2024 are as follows ($ in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	Change
Revenues
Rental and other property revenues	$138,787	$145,749	$(6,962)
Property management revenues	6,856	8,322	(1,466)
Other revenues	8,291	4,412	3,879
Total revenues	153,934	158,483	(4,549)
Operating expenses
Property operations expense	52,726	56,701	(3,975)
Property management expense	18,299	17,896	403
Asset management fee	12,150	12,485	(335)
Depreciation and amortization	57,351	65,343	(7,992)
General and administrative expenses	10,275	9,083	1,192
Impairment loss	957	—	957
Total operating expenses	151,758	161,508	(9,750)
Income (loss) from operations	2,176	(3,025)	5,201
Equity in earnings of unconsolidated real estate entities	(449)	5,761	(6,210)
Interest income	2,024	1,866	158
Interest expense	(71,997)	(83,598)	11,601
Loss on debt extinguishment	(1,732)	(2,554)	822
Gain on sale of real estate assets	64,754	47,311	17,443
Gain on legal settlement	400	16,020	(15,620)
Other expense	(9,679)	(2,366)	(7,313)
Loss before income taxes	(14,503)	(20,585)	6,082
Income tax benefit (expense)	1,615	(38)	1,653
Net loss	(12,888)	(20,623)	7,735
Net loss (income) attributable to noncontrolling interests:
Limited partners	6,304	10,819	(4,515)
Partially owned entities	1,740	(1,152)	2,892
Net loss attributable to controlling interests	$(4,844)	$(10,956)	$6,112
Less preferred stock dividends	7,271	2,241	5,030
Net loss attributable to common stockholders	$(12,115)	$(13,197)	$1,082

Weighted-average common shares outstanding - basic and diluted	30,555,609	31,658,678	(1,103,069)

Net loss per common share - basic and diluted	$(0.40)	$(0.42)	$0.02
Rental and Other Property Revenues
Rental and other property revenues decreased $7.0 million primarily due to a decrease of $15.1 million from the property sales in 2025 and 2024 and a decrease of $3.8 million from the deconsolidation of The Marq Highland Park. This was offset by an increase of $3.3 million from the consolidation of Cottonwood Lighthouse Point and Alpha Mill in March 2024
and April 2024, respectively, an increase of $6.5 million from the lease-up of 805 Riverfront and Cottonwood Highland during
2024, and an increase of $1.7 million from the RS Properties.
Property Management Revenues
Property management revenues decreased $1.5 million primarily due to a decrease in tech amenity revenue.

Other Revenues
Other revenues increased $3.9 million primarily due to interest earned from additional investments in real estate-
related loans.
Property Operations Expense
Property operations expense decreased $4.0 million primarily due to $6.8 million decreased expenses due to property sales in 2025 and 2024 as well as reduced insurance costs. This was primarily offset by an increase of $1.3 million from properties consolidated in 2024, increased expenses from the RS Properties acquired, and an increase in other operating costs, including taxes.
Depreciation and Amortization
Depreciation and amortization decreased $8.0 million due to a decrease of $6.5 million from the sale of four properties, the deconsolidation of one property, as well as certain intangibles becoming fully amortized in 2024. This was offset by additional depreciation and amortization from the RS Properties and intangibles and additional depreciation from capital activity.
Interest Expense
Interest expense decreased $11.6 million due to a decrease of $7.9 million from debt paid off with property sales in
2025 and 2024, $3.6 million with the payoff of preferred stock and unsecured notes, and a decrease of $1.4 million from the deconsolidation of The Marq Highland Park. Other interest decreases came from refinancing development bridge loans. These increases were offset by $4.9 million of additional interest from preferred stock, additional interest from land loans in 2025 and consolidation of assets in 2024.
Gain on Sale of Real Estate Assets
The $64.8 million gain on sale of real estate in the year ended December 31, 2025 was from the sales of Cottonwood
Broadway, Parc Westborough and Sugarmont. The $47.3 million gain on sale of real estate in the year ended December 31,
2024 was from the sale of Cottonwood West Palm and the sale of tenant in common interests in The Marq Highland Park.
Gain on Legal Settlement
The gain on legal settlement during the year ended December 31, 2024 was due to an agreement to settle all matters in dispute with certain contractors that arose from the development of Sugarmont through a payment of $4.3 million. As a result of the settlement agreement, contingent liabilities of $11.7 million were removed and a gain of $16.0 million was recognized. We recognized a small gain from a legal settlement during the year ended December 31, 2025.
Other Expense
Net other expenses increased by $7.3 million primarily due to $6.3 million in selling commissions and expenses associated with Series 2025 Preferred Stock exchanges.
Reportable Segment Net Operating Income
Reportable segment net operating income (“Reportable Segment NOI”) is a supplemental non-GAAP measure of our property operating results. We define Reportable Segment NOI as operating revenues less operating expenses. We consider
Reportable Segment NOI to be an appropriate supplemental measure of operating performance to net income because it measures the core operations of property performance by excluding corporate level expenses, depreciation and amortization, and other items not directly related to ongoing property operating performance. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider Reportable Segment
NOI to be an appropriate supplemental performance measure. We believe Reportable Segment NOI provides useful information to our investors regarding our results of operations because it reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-
related depreciation and amortization, general and administrative expenses, advisory and property management fees, interest expense, gains on sale of real estate, other income and expense, and noncontrolling interests.  However, Reportable Segment
NOI should not be viewed as an alternative measure of our financial performance since it excludes such items which could materially impact our results of operations. Further, our Reportable Segment NOI may not be comparable to that of other real estate companies, as they may use different methodologies for calculating reportable segment net operating income, therefore, our investors should consider net income (loss) as the primary indicator our overall financial performance.
As discussed in Note 17 of the consolidated financial statements in this Annual Report, Reportable Segment NOI represents 100% of each of our consolidated and unconsolidated properties’ reportable segment rental and other property revenues and reportable segment property operations expense. Of our portfolio of multifamily properties, 32 are consolidated and five are unconsolidated for financial reporting purposes. We believe the drivers of Reportable Segment NOI for our consolidated properties are generally the same for our unconsolidated properties, of which we own on average 70.0%.
The following table reconciles the net loss attributable to common stockholders in the consolidated statement of operations to Reportable Segment NOI for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to common stockholders	$(12,115)	$(13,197)	$(23,248)
Rental and other property revenues of unconsolidated properties	28,094	27,495	34,433
Property operations expense of unconsolidated properties	(10,578)	(10,524)	(13,236)
Property management revenues	(6,856)	(8,322)	(9,699)
Other revenues	(8,291)	(4,412)	(1,873)
Property management expense	18,299	17,896	17,290
Asset management fee	12,150	12,485	17,304
Depreciation and amortization	57,351	65,343	59,041
General and administrative expenses	10,275	9,083	11,371
Impairment loss	957	—	—
Equity in earnings of unconsolidated real estate entities	449	(5,761)	(6,466)
Interest income	(2,024)	(1,866)	(1,906)
Interest expense	71,997	83,598	74,431
Loss on debt extinguishment	1,732	2,554	1,037
Gain on sale of real estate assets	(64,754)	(47,311)	(24,075)
Gain on legal settlement	(400)	(16,020)	—
Gain on consolidation of development	—	—	(4,225)
Promote from incentive allocation agreement	—	—	(119)
Other expense	9,679	2,366	2,552
Income tax (benefit) expense	(1,615)	38	303
Net loss attributable to noncontrolling interests - limited partners	(6,304)	(10,819)	(21,355)
Net (loss) income attributable to noncontrolling interests - partially owned entities	(1,740)	1,152	(295)
Less preferred stock dividends	7,271	2,241	—
Reportable segment net operating income	$103,577	$106,019	$111,265

Refer to Note 17 for the detail of Reportable Segment NOI, including significant expenses, for the years ended
December 31, 2025, 2024 and 2023.
Reportable Segment NOI decreased $2.4 million for the year ended December 31, 2025 when compared to the same period in the prior year primarily due to property sales in 2025 and the lease-up of Cottonwood Highland and 805 Riverfront.
We also evaluate the performance of operating properties within our reportable segment using a same store analysis
(“Same Store NOI”) because the population of properties is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. Our same store portfolio includes those properties in our reportable segment for which we manage and have ownership interests in for the entirety of both current and prior years. Operating properties excluded from same store include development properties that have undergone lease up and properties that have been acquired or disposed during the same store reporting period. We evaluate Same Store NOI based on our ownership in the properties within the same store portfolio, applying our ownership percentage at December 31, 2025 for all periods presented. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.
For the year ended December 31, 2025, our same store portfolio consisted of 20 consolidated properties, representing approximately 5,700 units, and 4 unconsolidated properties, representing approximately 1,200 units.
The following table reconciles Reportable Segment NOI, as reconciled to net loss attributable to common stockholder above, to Same Store NOI for the years ended December 31, 2025 and 2024 ($ in thousands):

	Year Ended December 31,
	2025	2024
Reportable segment net operating income	$103,577	$106,019
Lease up properties	(8,467)	(4,616)
Disposed properties	(7,102)	(12,679)
Non-core property expenses, net	57	46
At share adjustments (1)	(7,614)	(7,690)
Same Store NOI	$80,451	$81,080

(1) Adjustment to apply CROP’s ownership percentage in the properties within the same store portfolio.
Comparison of the Year Ended December 31, 2025 and 2024
Same Store NOI decreased $0.6 million for the year ended December 31, 2025 when compared to the same period in the prior year. For the same store portfolio, the weighted-average rents were $1,646 and $1,656 and the weighted-average occupancy rate was 93.2% and 93.0% at December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, repairs and maintenance, utilities and marketing increased while insurance decreased.
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
For the four consecutive quarters ended December 31, 2025, our total operating expenses were less than the 2%/25%
Limitation.

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
We intend to strengthen our capital and liquidity positions by continuing to focus on our core fundamentals at the property level. Factors which could increase or decrease our future liquidity include but are not limited to operating performance of the properties, the interest rate environment and inflation which could increase our expenses, the satisfaction of
REIT dividend requirements and the volume of repurchase requests under our share purchase program. We have satisfied all of our repurchase requests to date.  The recent decline in occupancy in our portfolio was anticipated and directly related to the RS
Merger. These occupancy levels were known, underwritten as part of the acquisition process and reflected in the purchase price.
We believe there is an opportunity to improve operations relative to the prior owner and capture corresponding NOI and NAV upside, particularly across two of the properties.
Due to commitments on our structured investments and development projects, which we believe will be accretive to our portfolio, our available cash to fund repurchase requests is limited. This year, we completed the sale of Cottonwood
Broadway (February 2025), Parc Westborough (March 2025) and Sugarmont (May 2025) to strengthen our liquidity position and enhance our ability to fund repurchase requests and anticipate we will be able to fully fund repurchase requests. To continue to bolster our liquidity position, we may pursue additional strategic asset sales in the future or seek additional sources of capital.
As of December 31, 2025, we have $1.1 billion of fixed rate debt and $203.9 million of variable rate debt, which includes $16.8 million of construction loans and $19.2 million of land loans. We have interest rate cap hedging instruments on
$167.1 million, or 82.0% of our variable rate debt. In addition, CROP has issued unsecured promissory notes in a private placement offering, in an aggregate amount of $10.2 million as of December 31, 2025. During the year ended December 31,
2025, we redeemed $20.5 million of unsecured promissory notes.
We have a credit facility in place with JP Morgan that provides us with additional liquidity. Our JP Morgan Revolving
Credit Facility has a variable rate and is secured by Alpha Mill. We may obtain advances secured against Alpha Mill up to
$100.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit
Facility at our discretion, subject to loan-to-value requirements, debt-service coverage ratios and other covenants and restrictions as set forth in the loan documents.  As of December 31, 2025, the amount available to draw on this facility was capped at $25.4 million primarily due to the interest rate environment and the applicable debt-service coverage ratio.
One of our principal long-term liquidity requirements includes the repayment of maturing debt. Aggregate maturities at December 31, 2025 were $68.4 million for the year ended December 31, 2026. For the years ending 2027 through 2030 aggregate maturities were $382.2 million, $145.9 million, $80.2 million, and $408.9 million, respectively, and $217.9 million in the aggregate thereafter. Of the amounts maturing during the year ended December 31, 2026, $6.0 million relates to our outstanding revolving credit facility and $41.1 million relates to debt secured by Antero, a property acquired as part of the RS
Merger.
We have issued different series of preferred stock and have outstanding Series 2023, Series 2023-A and Series 2025
Preferred Stock, each of which were similar in nature. Each series must be redeemed for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on the redemption date.
On October 31, 2025, we redeemed all outstanding Series 2019 Preferred Stock for $52.9 million in cash.
On December 9, 2024, we commenced a best-efforts private placement offering for a maximum of $150.0 million in shares of our Series 2025 Preferred Stock. Under this offering, Series 2025 Preferred Stock can be purchased for $10.00 per share (or for a limited period of time, exchanged for Series 2019 Preferred Stock at a ratio between 1:1 and 1:1.0782 and Series
2023 Preferred Stock at a ratio of 1:1.). Through December 31, 2025, we exchanged 6,626,892 shares of Series 2019 Preferred
Stock and 332,722 shares of Series 2023 Preferred Stock for shares of Series 2025 Preferred Stock.

The Series 2023 Preferred Stock redemption date is June 30, 2027, subject to two one-year extensions at our option.
The Series 2023-A Preferred Stock redemption date is December 31, 2027. The Series 2025 Preferred Stock redemption date is
December 31, 2028, subject to two one-year extensions at our option.
As of December 31, 2025, we had 10.3 million shares outstanding for our Series 2023 Preferred Stock, 0.3 million shares outstanding for our Series 2023-A Preferred Stock and 10.2 million shares outstanding for our Series 2025 Preferred
Stock.
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
Contractually Obligated Expenditures
The following table summarizes our obligated expenditures, exclusive of extension options, as of December 31, 2025
($ in thousands):

	Twelve Months Ended December 31, 2026	Thereafter
Debt repayments (1)	$68,384	$1,235,144
Preferred stock redemptions (2)	—	207,629
Interest payments (3)	69,299	169,202
Operating leases	52	—
Asset management fee (4)	4,260	—
	$141,995	$1,611,975

(1) Includes mortgages notes, unsecured promissory notes, revolving credit facilities, construction loans and land loans. Of the amounts maturing in 2026, $6.0 million relates to our outstanding revolving credit facility and $41.1 million relates to debt secured by Antero, a property acquired as part of the RS Merger.

(2) Our Series 2023 Preferred Stock has a redemption date of June 30, 2027 and can be extended to June 30, 2029. Our Series 2023-A Preferred Stock has a
redemption date of December 31, 2027. Our Series 2025 Preferred Stock has a redemption date of December 31, 2028 and can be extended to December 31,
2030.

(3) Interest payments include interest on our mortgage notes and revolving credit facility, construction loans, preferred stock dividends (for mandatorily redeemable preferred stock), and unsecured promissory notes. Scheduled interest payments included in these amounts for variable rate loans are presented using rates (including the impact of interest rate swaps) as of December 31, 2025.

(4) Estimate based on the value of the portfolio as of December 31, 2025 with fees through May 7, 2026, the advisory agreement renewal date. In addition, as long as the advisory agreement is in effect, we are obligated to pay an affiliate of the advisor a Performance Participation Allocation should certain return hurdles be met. Refer to Note 11 of the consolidated financial statements in this Annual Report. For the year ended December 31, 2025, the asset management fee was $12.2 million and the performance participation allocation was zero.

Approximately $148.2 million of debt, which primarily comprises three mortgage notes with an aggregate principal balance of  $130.0 million and land loans with an aggregate principal balance of  $15.6 million, is scheduled to mature within twelve months of the issuance date of these consolidated financial statements. Our cash on hand and other liquidity sources are less than these maturities as of the issuance date of this Annual Report on Form 10-K. However, we intend to address these upcoming maturities primarily through refinancing the maturing mortgage loans, selling a land parcel, and using cash on hand and available borrowing capacity under our revolving credit facility. We are actively engaged with our existing lenders and other potential financing sources regarding these refinancing efforts. The mortgage loans are secured by stabilized, income-
producing properties. We believe the operating performance of the underlying assets, current collateral values, and prevailing market conditions support refinancing. Accordingly, we believe it is probable that these plans will be effectively implemented and will enable us to satisfy our obligations as they come due.

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
The following table shows distributions paid and cash flow provided by (used in) operating activities during the years ended December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Distributions paid in cash - convertible preferred stockholders	$6,842	$1,885
Distributions paid in cash - common stockholders	18,222	19,544
Distributions paid in cash to noncontrolling interests - limited partners	22,949	23,708
Distributions of DRP (reinvested)	3,411	3,182
Total distributions (1)	$51,424	$48,319

Source of distributions (2)
Paid from cash flows provided by operations	$—	$16,529
Paid from proceeds from realized investment	48,013	28,608
Paid from additional borrowings	—	—
Offering proceeds from issuance of common stock pursuant to the DRP	3,411	3,182
Total sources	$51,424	$48,319

Net cash (used in) provided by operating activities (2)	$(20,574)	$15,443

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

For the year ended December 31, 2025, distributions declared to convertible preferred stockholders, common stockholders and limited partners were $7.3 million, $21.4 million and $23.8 million, respectively. For the year ended
December 31, 2025, we paid cash distributions to convertible preferred stockholders, common stockholders and limited partners of $6.8 million, $18.2 million and $22.9 million. For the year ended December 31, 2025, our net loss was $12.9 million. Cash flows used in operating activities for the year ended December 31, 2025 was $20.6 million.

Capital Expenditures
We deployed $51.4 million during the year ended December 31, 2025 for capital expenditures, funded by debt, proceeds from our offerings and sale of assets and property operations and have $42.4 million of capital expenditures budgeted for 2026. The consolidated properties in which we deployed the most capital during the year ended December 31, 2025, which were all under development in 2025 or recently completed and in lease-up, are listed separately and the capital expenditures made on all other consolidated properties are aggregated in “All other properties” below ($ in thousands):

	2025		2026
Property Name	Total Capital Deployed	CCI/CROP Funded	Capital Budgeted	CCI/CROP Funded
Cottonwood Broadway	$2,752	$2,752	$—	$—
Galleria	2,346	2,347	—	—
The Westerly	35,270	29,080	22,037	18,169
All other properties	10,989	10,824	20,381	19,593
	$51,357	$45,003	$42,418	$37,762
Cash Flows
The net change in our cash and cash equivalents and restricted cash is summarized as follows ($ in thousands):

	For the Year Ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(20,574)	$15,443
Net cash provided by investing activities	245,420	40,923
Net cash used in financing activities	(250,467)	(53,742)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(25,621)	$2,624
Net cash flows from operating activities decreased by $36.0 million during the year ended December 31, 2025 when compared to the prior year primarily due to $6.1 million in selling commissions and expenses from Series 2025 Preferred Stock exchanges in 2025, the payoff of liabilities assumed with the RS Merger, items in 2024 that were not present in 2025, including
$4.3 million from a legal settlement and legal fee refunds, reduced operating cash from the loss of properties sold in 2025 and
2024, and increased interest expense due to the issuance of more preferred stock.
Net cash flows provided by investing activities increased by $204.5 million during the year ended December 31, 2025 when compared to the prior year. The increase came from $239.3 million more in proceeds from property sales in 2025 compared to 2024 and $9.0 million in reduced investments in real-estate related loans. This was offset by decreases from the issuance of a $7.0 million promissory note, $1.5 million in increased capital expenditures, $10.6 million of increased investments in unconsolidated real estate entities, and 2024 activity that did not occur in 2025, including $24.9 million received from the payoff of preferred equity investments and cash acquired from consolidations.
Net cash flows used in financing activities increased by $196.7 million during the year ended December 31, 2025 when compared to the prior year. This is primarily due to increased paydowns of $209.1 million on our credit facility, mortgage notes, and construction loans, increased preferred stock redemptions of $51.2 million, a reduction of cash raised from common stock issuances of $13.7 million, and increased convertible preferred distributions of $5.0 million. This was offset by $19.0 million in cash from the issuance of land loans, $18.9 million of additional cash from issuances of preferred stock, OP units and unsecured notes, $9.6 million from our DST program, and a $15.3 million payoff of the preferred interest liability upon refinance of 805 Riverfront in 2024.

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
We may use significant subjective inputs in determining fair values. The methods we use are similar to those used by independent appraisers, and include using replacement cost estimates less depreciation, discounted cash flows, market comparisons, and direct capitalization of net operating income. In determining fair values, the Company utilizes a number of sources, including independent land appraisals which consider comparable market transactions, building replacement cost estimates based on property-specific characteristics, and other publicly available market data.
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
During the year ended December 31, 2025, we recognized an impairment loss of $1.0 million on The Archer, a development project which we are under contract to sell and expect to close in the first quarter of 2026. No impairment losses were recognized for the year ended December 31, 2024 related to our long-lived assets.
Subsequent Events
The following events occurred subsequent to December 31, 2025:

Status of the Series A Convertible Private Offering
Through March 25, 2026, we sold 1,504,507 shares of Series A Convertible Preferred Stock for aggregate gross offering proceeds of $14.6 million. In connection with the sale of these shares in the Series A Convertible Private Offering, we paid aggregate selling commissions of $0.5 million and placement fees of $0.4 million. As of March 25, 2026, there were
12,735,652 shares of our Series A Convertible Preferred Stock outstanding.
Status of the Series 2025 Private Offering
Through March 25, 2026, we sold 674,400 shares of Series 2025 Preferred Stock for aggregate gross offering proceeds of $6.6 million. In connection with the sale of these shares in the Series 2025 Private Offering, we paid aggregate selling commissions of $0.3 million and placement fees of $0.2 million. As of March 25, 2026, there were 10,839,029 shares of our
Series 2025 Preferred Stock outstanding.
Common Stock Sales
Through March 25, 2026, we sold the following through our public offering of common stock ($ in thousands):

	Class
	T	D	I	A	Total
Shares issued through public offering	589,661	—	594,591	—	1,184,252
Shares issued through DRP offering	23,955	3,516	19,747	25,395	72,613
Gross Proceeds	$6,853	$—	$6,754	$—	$13,607
Distributions Declared - Common Stock
The following monthly distributions have record dates after December 31, 2025:

Stockholder Record Date	Monthly Rate	Annually
January 31, 2026	$0.05666667	$0.68
February 28, 2026	$0.05666667	$0.68
March 31, 2026	$0.05666667	$0.68
Grant of LTIP Unit Awards
On January 2, 2026, we issued LTIP Units from the Operating Partnership to our executive officers and certain employees as approved by our compensation committee. The compensation committee approved awards of time-based LTIP
Units in an aggregate amount of $2,862,000. Each award will vest approximately one-quarter of the awarded amount on
January 1, 2027, 2028, 2029 and 2030.
The compensation committee also approved awards of performance-based LTIP Units to our executive officers and certain of our employees in an aggregate target amount of $3,458,000. The actual amount of each performance-based LTIP Unit award will be determined at the conclusion of a three-year performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with the advisor or its affiliates. The number of units granted were valued by reference to our November 30, 2025 NAV per share as announced on December 16, 2025 of $11.3578.
Equity Incentive Plan
On January 2, 2026, we issued an aggregate grant of 58,849 restricted stock units with a four-year vesting schedule.
Cottonwood Apartments Syndication
On February 6, 2026, we completed the sale of a 99.9% interest in Cottonwood Apartments and reserved net proceeds of $20.8 million for a potential Section 1031 exchange.

Western Gardens
On January 20, 2026, we entered into a promissory note agreement to provide up to $21.1 million to fund development costs of the project while third party capital is raised. The note has an interest rate of 8% and interest only payments with principal due upon maturity.
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
We have both fixed and variable rate debt. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes do affect the fair value of fixed rate instruments. As of December 31, 2025, the face value of our fixed rate mortgage debt was $1.1 billion and the estimated aggregate fair value was $1.1 billion. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of December 31, 2025, the fair value of our fixed rate debt would have decreased by $16.3 million.
Conversely, movements in interest rates on variable rate debt change future earnings and cash flows, but, other than changes in required risk premiums, do not significantly affect fair value. As of December 31, 2025, we had $203.9 million of variable rate debt outstanding with 82% of our variable rate debt under rate cap hedging arrangements and 18% of our variable rate debt as construction or land loans. If interest rates on non-hedged variable rate debt had been 100 basis points higher during the year ended December 31, 2025, our interest expense would have increased by approximately $61,000. Interest on construction loans and loan loans prior to being placed in service is capitalized; therefore, the impact of a change in interest rates on our consolidated statements of operations would be less than the total change, but we would incur higher cash payments and capitalized costs, resulting in greater depreciation in later years.
The weighted-average interest rate of our variable rate debt at December 31, 2025 was 5.72%. The interest rate represents the actual interest rate in effect at December 31, 2025 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of December 31, 2025 were applicable.
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
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief
Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31,
2025 (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange
Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as
appropriate to allow timely decisions regarding required disclosure.
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
Management conducted an assessment of the effectiveness of Cottonwood Communities, Inc.’s internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management has determined that Cottonwood Communities, Inc.’s internal control over financial reporting as of December 31,
2025, was effective.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a
“Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of
Regulation S-K.
RS Merger
On December 18, 2025, in connection with the consummation of the RS Merger, CROP issued 17,502,690 CROP
Units as the merger consideration in the RS Merger (along with the issuance of our Class I common stock). The units were converted from units of RSOP into the right to receive 0.8634 of CROP Units. The issuance of such CROP Units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the exchanged security.
Acquisition of APT Cowork by CROP
On March 24, 2026, following its review of a third-party opinion of value, our conflicts committee approved the acquisition by CROP of APT Cowork, LLC (“APT”) for $1.1 million, inclusive of net working capital. APT is an entity formed to engage in the business of converting underutilized and unused common space in multifamily apartment communities or retail space to revenue producing co-working space. Our officers and directors have a direct or indirect ownership interest in APT as follows: Glenn Rand (21.49%), Daniel Shaeffer (21.46%), Chad Christensen (21.46%), Gregg Christensen (8.89%), Eric Marlin
(6.71%), Enzio Cassinis (5.25%), Adam Larson (2.81%), Susan Hallenberg (2.18%), Paul Fredenberg (1.83%), and Stan Hanks
(1.06%). We, through our subsidiaries, have entered certain agreements with APT which are described in additional detail in
Part III – Item. 13 “Certain Relationships and Related Transactions, and Director Independence.” Consideration for the
acquisition to our officers will be in the form of CROP Units at the most recently determined NAV ($11.3615 as of February
28, 2026) and will be allocated to the members consistent with their capital contributions. The acquisition is expected to close by the end of April.
Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
Our directors and executive officers are set forth below:

Name*	Age**	Positions
Daniel Shaeffer	55	Chief Executive Officer and Director
Chad Christensen	53	Executive Chairman of the Board of Directors and Director
Gregg Christensen	57	Chief Legal Officer and Secretary; Advisory Board Member
Glenn Rand	65	Chief Operating Officer; Advisory Board Member
Susan Hallenberg	58	Chief Accounting Officer and Treasurer; Advisory Board Member
Enzio Cassinis	48	President
Adam Larson	44	Chief Financial Officer
Stan Hanks	58	Chief Development Officer
Eric Marlin	50	Executive Vice President, Capital Markets
Paul Fredenberg	49	Chief Investment Officer
Jonathan Gardner	49	Independent Director
John Lunt	53	Independent Director
Philip White	52	Independent Director

* The address of each executive officer and director listed is 1245 Brickyard Road, Suite 250, Salt Lake City, Utah 84106.
** As of December 31, 2025.
Daniel Shaeffer has served as our Chief Executive Officer since May 2021 and as an affiliated director since July
2016. As of May 2021, Mr. Shaeffer is also Chief Executive Officer of CCA. Mr. Shaeffer served as the Chief Executive
Officer and a director of CRII and its predecessor entities from 2004 through the completion of the merger of CRII with and into us in May 2021 (the “CRII Merger”). Mr. Shaeffer also served as our Chairman of the board of directors from October
2018 through May 2021 and was formerly our Chief Executive Officer from December 2016 through September 2018. He was a director of Cottonwood Multifamily REIT I, Inc. (“CMRI”) and Cottonwood Multifamily REIT II, Inc. (“CMRII”) prior to the completion of their respective mergers with and into us in July 2021 (the “CMRI and CMRII Mergers”). He was a director and Chief Executive Officer of Cottonwood Multifamily Opportunity Fund, Inc. (“CMOF”) prior to the completion of the merger of CMOF with and into us in September 2022 (the “CMOF Merger”). Mr. Shaeffer’s primary responsibilities include overseeing acquisitions, capital markets and strategic planning for us and our affiliates.
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
Chad Christensen has served as the Executive Chairman of our board of directors since May 2021 and as an affiliated director since July 2016. As of May 2021, Mr. Christensen also serves as Executive Chairman of CCA. Mr. Christensen served as President and a director of CRII and its predecessor entities from 2004 through the completion of the CRII merger in May
2021. Mr. Christensen was formerly our President and Chairman of the Board from December 2016 through September 2018.
He was a director of CMRI and CMRII prior to the completion of CMRI and CMRII Mergers in July 2021. He served as
President, Chairman of the Board, and a director of CMOF prior to the completion of the CMOF Merger in September 2022.
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
Christensen served as the Chief Legal Officer and Secretary (formerly Executive Vice President, Secretary and General
Counsel) and a director of CRII and its predecessor entities from 2007 through the completion of the CRII Merger in May 2021.
Mr. Christensen was a director on our board of directors from December 2016 to June 2018. Mr. Christensen held similar officer positions with CMRI, CMRII and CMOF prior to the completion of the CMRI and CMRII Mergers in July 2021 and the
CMOF Merger in September 2022. In addition, he was a director of CMRI, CMRII and CMOF prior to the completion of their respective mergers. Mr. Christensen oversees and coordinates all legal aspects of us and our affiliates, and is also actively involved in operations, acquisitions and due diligence activities for us and our affiliates.
Prior to joining the Cottonwood organization, Mr. Christensen was a principal, managing director and general counsel of Cherokee & Walker, an investment company focused on real estate investments and private equity investments in real estate-
related companies. Previously, Mr. Christensen practiced law with Nelson & Senior in Salt Lake City. His areas of practice included real estate and corporate law. He is a member of the Utah State Bar, as well as the Bar of the United States District
Court for the District of Utah. Mr. Christensen has been involved in real estate development, management, acquisition, disposition and financing since 1996.
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
Susan Hallenberg has served as our Chief Accounting Officer and Treasurer since October 2018 and as an Advisory
Board Member since May 2021. As of May 2021, she is also Chief Accounting Officer and Treasurer at CCA.  Ms. Hallenberg
served as the Chief Financial Officer and Treasurer of CRII and its predecessor entity from May 2005 until the completion of the CRII Merger in May 2021. Ms. Hallenberg served as our principal accounting officer and principal financial officer in her role as Chief Financial Officer from December 2016 through September 2018. Ms. Hallenberg also served as Chief Accounting
Officer and Treasurer of CMRI and CMRII prior to the completion of the CMRI and CMRII Mergers in July 2021. She was
also Chief Financial Officer and Treasurer of CMOF prior to the completion of the CMOF Merger in September 2022.
Prior to joining the Cottonwood organization, Ms. Hallenberg served as Acquisitions Officer for Phillips Edison &
Company, a real estate investment company. She also served as Vice President for Lend Lease Real Estate Investments, where her responsibilities included financial management of a large mixed-use real estate development project and the underwriting, financing and reporting on multifamily housing development opportunities in the Western United States using tax credit, tax-
exempt bond, and conventional financing. She also worked for Aldrich Eastman & Waltch for two years as an Assistant
Portfolio Controller. Ms. Hallenberg started her career at Ernst & Young where she worked in the firm’s audit department for four years.
Ms. Hallenberg holds a Bachelor of Arts in Economics/Accounting from The College of the Holy Cross.

Enzio Cassinis has served as our President since May 2021. Mr. Cassinis served as our Chief Executive Officer and
President from October 2018 through May 2021. In addition, Mr. Cassinis served as the Chief Executive Officer of CCA from
October 2018 through May 2021 and currently serves as CCA’s President since May 2021. Mr. Cassinis also served as the
Chief Executive Officer and President of CMRI and CMRII from October 2018 through the completion of the CMRI and
CMRII Mergers in July 2021.
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
Philip White is one of our independent directors, a position he has held since May 2021. Mr. White has been a partner at Inflection Financial LLC since 2020. His firm oversees more than $490 million for individuals and company retirement plans. Previously, Mr. White was a partner at Retirement Plan Fiduciaries LLC since 2015 and President at Ducere Capital, a wealth management practice he founded in 2006. Mr. White also previously directed executive compensation and company stock and retirement plans for Rackspace Hosting. Early in his career, Mr. White served his country as a civil engineer officer in the United States Air Force. Mr. White earned his Master of Business Administration degree with Honors from The Wharton
School at The University of Pennsylvania and is also a Distinguished Graduate of The United States Air Force Academy. Mr.
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
Insider Trading Policy
We have adopted insider trading policies and procedures governing the purchase, sale, and/or other disposition of our securities by directors, officers and employees, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to us. While there is no insider trading policy with respect to the Company itself, we follow repurchase procedures and comply with all applicable securities laws when transacting in our own securities.  A copy of our Insider Trading Policy is filed as an exhibit to this Annual Report.
Item 11. Executive Compensation
Overview
This section discusses the components of, and objective behind, our executive compensation program for our “named executive officers” who are listed in the “Summary Compensation Table” below. In 2025, our named executive officers were
Daniel Shaeffer, our Chief Executive Officer, Adam Larson, our Chief Financial Officer, Chad Christensen, our Executive
Chairman, Gregg Christensen, our Chief Legal Officer and Secretary, and Glenn Rand, our Chief Operating Officer.
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
(i) attract and retain candidates capable of performing at the highest levels of our industry; (ii) create and maintain a performance-focused culture by rewarding outstanding performance based upon objective predetermined metrics; (iii) reflect the qualifications, skills, experience and responsibilities of each executive officer; (iv) align the interests of our executive officers and stockholders by creating opportunities and incentives for our executive officers to increase their equity ownership in us; and (v) motivate our executive officers to manage our business to meet our short- and long-term objectives.
Pay-for-Performance Philosophy
A substantial majority of executive compensation is tied to our performance and is not guaranteed. The compensation committee sets clear goals for Company performance. Consistent with these objectives, executive compensation for 2025 was heavily weighted toward (i) Company financial and operational performance metrics for annual cash incentive bonuses and (ii)
internal rate of return performance for long-term equity incentives. We believe that the executive compensation program supports these objectives by providing the named executive officers with a multi-faceted compensation package that includes a base salary, the opportunity to earn an annual cash incentive bonus and equity awards.
For 2025, approximately 30.45% and 26.93% of the compensation payable to Mr. G. Christensen and Mr. Rand, respectively was aligned with the interests of our stockholders because either it was determined by or depended on performance or its value fluctuates with our NAV. Approximately 32.05% of Mr. G. Christensen’s and 33.67% of Mr. Rand’s 2025
compensation was fixed base salary that was not dependent on our NAV performance. All other compensation is variable.
Final Results of 2023 Special LTIP Units – Alignment of Pay and Performance
In January 2023, our compensation committee approved awards of Special LTIP Units to our named executive officers which provided each executive officer the opportunity to earn an award amount as determined by our internal rate of return over a three-year performance period. See “Components of Executive Compensation – Equity Incentive Compensation” for
additional information regarding Special LTIP Units. At the completion of the three-year performance period from January 1,
2023 through December 31, 2025, no Special LTIP Units had been earned.
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
In making compensation decisions for 2025, the compensation committee evaluated the performance of our Chief
Executive Officer and Executive Chairman, and then together with our Chief Executive Officer and Executive Chairman, assessed the individual performance of the other named executive officers. In addition, the compensation committee confirmed that the market-based compensation data previously provided to the committee, as discussed below, remained appropriate.

While the compensation committee considers recommendations from our Chief Executive Officer, Executive Chairman, and any compensation consultant engaged, along with data provided by its other advisors, it retains full discretion to set all compensation to our named executive officers that we pay.
Engagement of Compensation Consultant
The compensation committee is authorized to retain the services of one or more executive compensation consultants, in its discretion, to assist with the establishment and review of our compensation programs and related policies. In May 2021, we completed the CRII Merger, and following the CRII Merger we employed certain of our named executive officers. The compensation committee initially retained Ferguson Partners Consulting L.P., a nationally recognized compensation consulting firm specializing in the real estate industry (“FPC”) in 2021 as its independent compensation consultant in connection with implementing a comprehensive executive compensation program for our executive employees and has continued to do so bi-
annually. The compensation committee has sole authority to hire, terminate and set the terms of any engagement of any compensation consultant.
The compensation committee expects to review market-based compensation data provided by an executive compensation consultant on a two-year cycle unless our operating environment changes significantly and a more recent study is determined to be recommended. The most recent compensation report was provided by FPC in connection with the committee’s review of compensation for 2024.
For 2024 compensation, FPC provided market-based compensation data to assist the committee in the evaluation of our executive compensation program, including with respect to equity compensation for all of our executive officers that complements the compensation provided to our executive officers by our advisor and its affiliates. In connection with these efforts, FPC prepared for the compensation committee reports that included compensation analyses for each executive position, including those executive positions that are held by employees of our advisor and its affiliates, an analysis of a recommended peer group for us and a description of the methodology used to provide the compensation analyses. FPC researched competitive market practices, reviewed the proxy statements of its recommended peer group and checked its own proprietary information data bases. Market-based compensation data is used for reference only to gauge the marketplace for executive compensation in our industry. The compensation committee does not establish a specific target percentile of market for our executives and generally seeks to provide the compensation levels needed to retain our executive team and reward appropriately for performance.
The compensation committee considered the information provided to the company in 2024, having confirmed with
FPC that a similar compensation package would be appropriate for 2025, and approved the 2025 executive compensation program without changes from the 2024 program.
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
Consideration of Say-on-Pay Vote
At our 2024 annual meeting of stockholders, we provided our stockholders with the first opportunity to vote to approve, on a non-binding advisory basis, our executive compensation. More than 90% of the votes cast in the advisory vote on the 2023 compensation of our named executive officers were in favor. The compensation committee reviewed the results of this advisory “say-on-pay” vote and considered it in determining compensation and award amounts granted to our named executive officers for 2025. The compensation committee considered these voting results as supportive of the committee's general executive compensation practices.  Our stockholders approved a frequency of two years for future advisory votes on executive compensation, and we will next ask our stockholders to approve our executive compensation at our 2026 annual meeting.

Components of Executive Compensation
The key elements of our executive compensation program for our executive officer employees include annual cash compensation, short-term incentive plan compensation as well as equity incentive compensation in the form of LTIP Units.
Each element is discussed in detail below.
Base Salary
Our compensation committee believes base salary should be commensurate with each named executive officer’s position and experience. The base salary of the named executive officers employed by us was established by the compensation committee following a review of qualitative and quantitative factors including (i) an assessment of scope of the named executive officer’s responsibilities and leadership and individual role within the executive management team, (ii) the named executive officer’s contributions to the Company, (iii) the named executive officer’s expertise and experience within the industry, and (iv) review of market-based compensation data provided by a third party compensation consultant (initially in
2022 and reviewed bi-annually thereafter).
We believe that our executive officers’ base salary levels are commensurate with their position, responsibilities and experience and are expected to provide a steady source of income sufficient to permit these officers to focus their time and attention on their work duties and responsibilities. Base salaries of our named executive officers employed by us periodically will be reviewed by the compensation committee. For 2026, the compensation committee did not elect to change the annual base salary from year end 2025 levels for Mr. G. Christensen ($400,000) or Mr. Rand ($400,000). Mr. Shaeffer, Mr. Larson and
Mr. C. Christensen do not receive an annual base salary from us and are compensated by CC Advisors III and its affiliates.
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
The short-term incentive plan allows our executive officers to earn a cash bonus based on various predefined and pre-
weighted company and strategic performance goals established by the compensation committee in consultation with management (at least 50% of which are objective, calculable company performance measurements). Strategic performance goals are assessed subjectively. The performance goals may vary from year to year and are intended to drive performance in areas that further our strategic objectives and increase value for our stockholders.
For 2025, the annual cash incentive bonus is the product of the named executive officer’s target bonus (which is a percentage of his base salary) and a formula number that is based on the achievement of predetermined targets. Depending on the achievement of the predetermined targets, the actual annual cash incentive bonus may be less than or greater than the target bonus, subject to limitations.
The compensation committee set a threshold and maximum annual cash incentive bonus at 50% and 150%, respectively, of target levels for 2025. The compensation committee set Mr. G. Christensen’s and Mr. Rand’s target bonus at
130% of their respective base salaries for 2025.
The annual cash incentive bonus formula number for 2025 consisted of the following components: (i) 30% portfolio characteristics and objectives (ii) 25% gross capital formation, (iii) 20% capital deployment efficiency, and (iv) 25%
operational and return driven metrics. Each performance goal was assigned a weighting relative to the other annual performance goals. Results between threshold and target or between target and maximum for each goal are based on linear interpolation.
Performance below threshold earns 0%, and performance above target is capped at 150% of the target level. The total annual cash incentive bonus earned by an executive officer is the sum of the weighted amounts earned with respect to each goal.
Our 2025 Company Performance Measures were:
•Portfolio Characteristics and Objectives. Thirty percent of each target annual cash incentive bonus is based on satisfying qualitative and quantitative portfolio characteristics and objectives. These metrics are intended to match our overall operating and financial goals for our portfolio for the year and include portfolio construction and cash management objectives as well as certain financing, development and capital raising initiatives. For 2025, our compensation committee awarded percentage points for (i) the successful completion of the RealSource Merger, (ii)

successful launch of the DST Program with our initial DST offering of Cottonwood Riverfront DST, (iii) full deployment of two structured investments in our portfolio, (iv) completion of successful exchange offer for Series
2025 preferred stock and launch of Series 2025 notes, and (v) successful redemption of our Series 2019 preferred stock. Other objectives in this performance goal included liquidity targets and equity capital raise. The percentage points available to be earned under the portfolio characteristics and objectives performance goal range from 0% to
45%. For 2025, the compensation committee awarded 45% under the component.
•Gross Capital Formation. Twenty-five percent of each target annual cash incentive bonus is based on achieving capital formation goals. We are a growth-oriented company, and a substantial portion of our growth is from raising capital.
Accordingly, our ability to raise capital is one of our core performance measures. The percentage points available to be earned under the gross capital formation performance goal range from 0% to 37.5% with $200.0 million in total capital raise necessary to earn all percentage points under this performance goal. For 2025, the compensation committee awarded 37.5% under the component.
•Capital Deployment Efficiency. Twenty-percent of each target annual cash incentive bonus is based on achieving capital deployment efficiency goals. Our ability to achieve our investment objectives is dependent on investing capital in suitable investments. As such, our compensation committee reviews capital deployed in 2025 against a targeted benchmark in evaluating this performance goal. The percentage points available to be earned under the capital deployment efficient performance goal range from 0% to 30%. For 2025, the compensation committee awarded 30%
under the component for the deployment of the targeted $160.0 million in capital.
•Operational and Return Driven Metrics. Operational and Return Driven Metrics. Twenty-five percent of each target annual cash incentive bonus is based on achieving operational and return goals. Pursuant to this component adjusted ore funds from operations ("Adjusted Core FFO") coverage is reviewed based on company objectives and peer-driven comparisons with a threshold coverage of 10% and a target coverage of 25% using linear interpolation once minimum coverage is achieved. Adjusted Core FFO is defined as Core FFO adjusted for the performance participation allocation and excluding development assets and land held for development, to the extent applicable. Management excludes the performance participation allocation from Core FFO to arrive at Adjusted Core FFO as a measure of our operating performance because when earned, the performance participation allocation is largely driven by appreciation of our net asset value which relies on factors outside of recurring operations, including capital allocation, strategic investment decisions and market factors independent of the ongoing operations of the Company. We believe excluding the performance participation allocation provides a better understanding of the ongoing operating performance of our investments.  Management believes investment in development assets, including land held for development, is important for long-term value creation notwithstanding its short-term dilutive impact to FFO. In order to evaluate FFO coverage on a stabilized basis, we exclude development assets and land held for development, assuming these assets were sold with proceeds used to repurchase shares to arrive at Adjusted Core FFO. See Part II, Item 5. “Market for
Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Funds from
Operations” for the definition of Core FFO and considerations on how to review Core FFO, as well as a reconciliation of Core FFO to GAAP net loss. In addition, annual and long-term growth in same store revenue and net operating income (“Same Store NOI”) is evaluated relative to the average of such measures reported by three publicly-traded apartment REITs with points awarded for meeting or exceeding such averages. For fiscal year 2025, the peer group consisted of UDR, Inc., Mid-America Apartment Communities, Inc. and Camden Property Trust, Inc. See “Item 7.
Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Reportable Segment Net
Operating Income” for information on how we calculate and use Same Store NOI, as well as a reconciliation of Same
Store NOI from our consolidated statement of operations. The percentage points available to be earned under the operational and return driven metrics performance goal range from 0% to 37.5%. For 2025, the compensation committee awarded 17.5% under the component for exceeding peer group average for Same Store NOI and same store measured since 2016 as well as progressing toward our Adjusted Core FFO coverage goal.

Calculation of Bonuses. With respect to the specific formula components for 2025, the named executive officers received 130% of their target bonus based on the achievement of the predetermined targets discussed above. Based on our actual performance in 2025, the compensation committee approved an annual cash incentive bonus for Mr. G. Christensen and
Mr. Rand each in an amount of $468,000. Mr. Shaeffer, Mr. Larson and Mr. C. Christensen do not receive a cash incentive bonus from us and are compensated by CC Advisors III and its affiliates.
Performance Measure Updates for 2026.  Our compensation committee has approved certain changes to the structure of the short-term incentive plan for 2026.  In addition to ordinary course annual adjustments to performance goals for 2026, including the weighting of these goals, the compensation committee has established two additional opportunities for participants to earn a cash bonus: a discretionary bonus and a mergers and acquisition activity achievement bonus.  The discretionary bonus will be awarded as determined in the sole discretion of the compensation committee in an amount up to
33.3% of the target bonus but in no event shall cause the bonus to exceed 150% of target.  The discretionary bonus will be awarded in circumstances where the compensation committee determines: (i) formulaic point totals do not adequately reflect the executive's contribution to company performance, strategic positioning, or long-term value creation, (ii) extraordinary circumstances, market conditions, or one-time events materially impacted formulaic outcomes in a manner not reflective of the executive’s execution quality, or (iii) the executive achieved significant milestones or accomplishments not captured by the pre-
established performance goals.  A mergers and acquisitions activity bonus will awarded in an amount of 6.6% of the target bonus for every $100 million of capital raised through mergers and acquisition activity with linear interpolation after the first
$100 million of capital.  This performance goal is in addition to the maximum annual cash incentive bonus set at 150% of target levels.
Equity Incentive Compensation
Our compensation committee acknowledges that the real estate industry is highly competitive and that experienced professionals have significant career mobility. Our compensation committee determined that through the annual grant of LTIP
Units under our partnership agreement, with vesting based on continued employment or the achievement of performance goals, each over multi-year periods, we will attract, motivate and retain highly skilled executive officers who are committed to our core values of prudent risk-taking and integrity. Each year our compensation committee determines, in its sole discretion, the aggregate amount, type and terms of any equity grants to our named executive officers. For 2025, the compensation committee determined that annual equity awards should consist of approximately 35% in LTIP Units (subject to multi-year vesting) and
65% in Special LTIP Units (with a multi-year performance measuring period) for all named executive officers.
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
In January 2025, the compensation committee approved equity awards for fiscal year 2025 in dollar values, with the number of units granted calculated by dividing the dollar value of the approved awards by the most recently determined NAV of CROP Units. In determining the size of the long-term equity incentives awarded to the named executive officers for 2025 service, the compensation committee considered, among other things, the role and responsibilities of the individual, competitive factors and individual performance history. These awards were intended to enable our executive officers to establish a meaningful equity stake in us that would vest over a period of years based on continued service.
Our compensation committee currently expects to continue to grant LTIP Units awards to our named executive officers annually on the same terms and conditions; however, the committee’s decision whether to approve any such awards in the future will depend on our performance, market trends and practices and other considerations.
Time-Based LTIP Units
The following table sets forth the number and value of the time-based LTIP Units granted to our named executive officers in January 2025 for 2025 compensation. The time-based LTIP Units were issued on January 8, 2025 based on the grant date fair value determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification
718, Compensation—Stock Compensation (“ASC Topic 718”). The time-based LTIP Units vest annually in equal installments over a four-year period with the first 25% vesting on January 1, 2026, subject to continued service. Time based LTIP Units
(whether vested or unvested) receive the same distribution per unit as the CROP Units.

Executive Officer	Date of Grant	Number of Time- Based LTIP Units	Value of Time-Based LTIP Units
Daniel Shaeffer	January 8, 2025	28,474	$346,500
Adam Larson	January 8, 2025	11,073	$134,750
Chad Christensen	January 8, 2025	28,474	$346,500
Gregg Christensen	January 8, 2025	10,930	$133,000
Glenn Rand	January 8, 2025	9,204	$112,000
In January 2026, the compensation committee approved the grant of an aggregate of 120,798 LTIP Units to the named executive officers for 2026 compensation. The grants were made on January 2, 2026. These LTIP Unit awards vest annually in equal installments over a four-year period beginning on January 1, 2027, subject to continued service. The 2026 grants of LTIP
Units will be reflected in the “Summary Compensation Table” and “Grants of Plan-Based Awards” table in Part III of our
Annual Report on Form 10-K for the year ended December 31, 2026.
Special LTIP Units
The following table sets forth the number and value of the Special LTIP Units (performance-based LTIP Units)
granted to our named executive officers in January 2025. The Special LTIP Units were issued on January 8, 2025 based on the grant date fair value determined in accordance with ASC Topic 718. The actual amount of each award will be determined at the conclusion of the three-year performance period on December 31, 2027, and will depend on our internal rate of return (as defined in the award agreements).

Executive Officer	Date of Grant	Number of Special LTIP Units	Value of Special LTIP Units
Daniel Shaeffer	January 8, 2025	52,881	$643,500
Adam Larson	January 8, 2025	20,565	$250,250
Chad Christensen	January 8, 2025	52,881	$643,500
Gregg Christensen	January 8, 2025	20,298	$247,000
Glenn Rand	January 8, 2025	17,093	$208,000

Pursuant to the terms of the applicable award agreements, our named executive officers may earn up to 100% of the number of Special LTIP Units granted, plus deemed dividends on earned units, based on our internal rate of return during the performance period in accordance with the following schedule, with linear interpolation for performance between levels:

Internal Rate of Return	Percentage Earned
Less than 6%	—%
6%	50%
10% or greater	100%
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
In January 2026, the compensation committee approved the grant of an aggregate target of 224,339 Special LTIP Units to the named executive officers for 2026 compensation. The grants were made on January 2, 2026. The 2026 grants of Special
LTIP Units will be reflected in the “Summary Compensation Table” and “Grants of Plan-Based Awards” table in Part III of our
Annual Report on Form 10-K for the year ended December 31, 2026.
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

Executive Officer Compensation Tables
Summary Compensation Table
The following table sets forth the information required by Item 402 of Regulation S-K promulgated by the SEC. The table sets forth the base salary and other compensation that was paid to or earned by the named executive officers in 2025, 2024 and 2023. With respect to equity incentive awards, the dollar amounts indicated in the table under “Stock Awards” are the aggregate grant date fair value of awards computed in accordance with ASC Topic 718.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total ($)
Daniel Shaeffer Chief Executive Officer	2025 2024 2023	(2) (2) (2)	990,000 1,100,000 1,141,153	(2) (2) (2)	(2) (2) (2)	990,000 1,100,000 1,141,153
Adam Larson Chief Financial Officer	2025 2024 2023	(2) (2) (2)	385,000 255,000 225,000	(2) (2) (2)	(2) (2) (2)	385,000 255,000 225,000
Chad Christensen Executive Chairman	2025 2024 2023	(2) (2) (2)	990,000 1,100,000 1,141,153	(2) (2) (2)	(2) (2) (2)	990,000 1,100,000 1,141,153
Gregg Christensen Chief Legal Officer and Secretary	2025 2024 2023	400,000 400,000 400,000	380,000 380,000 385,000	468,000 318,168 226,671	80,273 (3) n/a n/a	1,328,273 1,098,168 1,011,671
Glenn Rand Chief Operating Officer	2025 2024 2023	400,000 400,000 400,000	320,000 320,000 300,000	468,000 318,168 214,078	n/a n/a n/a	1,188,000 1,038,168 914,078
(1) For 2025, this represents the total grant date fair value of LTIP Units and Special LTIP Units granted on January 8, 2025, determined in accordance with ASC Topic 718. Refer to Note 2 and Note 14 to our consolidated financial statements included herein, for a discussion of our accounting of LTIP
Units and the assumptions used.
The grant date fair values for the following named executive officers relating to 2025 LTIP Unit awards granted on January 8, 2025, are as follows: Daniel
Shaeffer—$346,500; Adam Larson—$134,750; Chad Christensen—$346,500; Gregg Christensen—$133,000; Glenn Rand—$112,000. The LTIP Unit
awards granted in 2025 vest over four years from the date of grant in equal installments on a quarterly basis, subject to continued service.
The grant date fair values for the named executive officers relating to 2025 Special LTIP Unit awards granted on January 8, 2025, are as follows: Daniel
Shaeffer—$643,500; Adam Larson—$250,250; Chad Christensen—$643,500; Gregg Christensen—$247,000; Glenn Rand—$208,000. The maximum values of the 2025 Special LTIP Unit awards assuming that the highest level of performance is achieved are as follows: Daniel Shaeffer—$643,500; Adam
Larson—$250,250; Chad Christensen—$643,500; Gregg Christensen—$247,000; Glenn Rand—$208,000.

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

(3) Mr. G. Christensen received an additional cash bonus of $80,273 to recognize the impact of a correction to recoup excess employer match amounts to the company-sponsored 401(k) program.

Grants of Plan-Based Awards
The following table sets forth information with respect to plan-based awards granted in 2025 to the named executive officers.

Name	Date of Grant	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares or Units (#) (3)	Grant Date Fair Value (4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Daniel Shaeffer
Annual cash incentive bonus		—	—	—	—	—	—	—	—
LTIP units	January 8, 2025	—	—	—	—	—	—	28,474	$346,500
Special LTIP units	January 8, 2025	—	—	—	—	52,881	—	—	$643,500
Adam Larson
Annual cash incentive bonus		—	—	—	—	—	—	—	—
LTIP units	January 8, 2025	—	—	—	—	—	—	11,073	$134,750
Special LTIP units	January 8, 2025	—	—	—	—	20,565	—	—	$250,250
Chad Christensen
Annual cash incentive bonus		—	—	—	—	—	—	—	—
LTIP units	January 8, 2025	—	—	—	—	—	—	28,474	$346,500
Special LTIP units	January 8, 2025	—	—	—	—	52,881	—	—	$643,500
Gregg Christensen
Annual cash incentive bonus		$200,000	$468,000	$600,000	—	—	—	—	—
LTIP units	January 8, 2025	—	—	—	—	—	—	10,930	$133,000
Special LTIP units	January 8, 2025	—	—	—	—	20,298	—	—	$247,000
Glenn Rand
Annual cash incentive bonus		$200,000	$468,000	$600,000	—	—	—	—	—
LTIP units	January 8, 2025	—	—	—	—	—	—	9,204	$112,000
Special LTIP units	January 8, 2025	—	—	—	—	17,093	—	—	$208,000
(1) For the year ended December 31, 2025, the Compensation Committee approved annual cash incentive bonuses for Messrs. G. Christensen and Mr. Rand of
$468,000, each. For more information regarding the performance goals for these annual cash incentive bonuses, see “Compensation Discussion and Analysis
—Components of Executive Compensation—Short-Term Incentive Program.” Messrs. Shaeffer, Larson and C. Christensen are each an officer and employee of our advisor and its affiliates, and are compensated by these entities, in part, for their respective service to us or our subsidiaries. We do not compensate
Messrs. Shaeffer, Larson or C. Christensen other than through LTIP Unit awards approved by our compensation committee and no allocation of the total compensation paid and benefits provided by our advisor and its affiliates to these named executive officers is made for the time spent by such persons on behalf of our Company. Refer to Item 13 below for a discussion of the fees paid to CC Advisors III and its affiliates.

(2) Equity incentive plan awards were made in the form of Special LTIP Units. At the end of the three-year performance period, the Special LTIP Units are earned at a rate depending on our internal rate of return over the measuring period. A recipient of Special LTIP Units may receive as few as zero units or as many as 100% of the number of target units, plus deemed dividends on earned shares. During the performance period, unvested Special LTIP Units will entitle the holder to receive 10% of the current distribution per unit paid to holders of the CROP Units (based on the total number of Special LTIP Units granted). At the end of the performance period, if the LTIP Unit is earned, the holder will be entitled to receive an additional grant of LTIP Units equivalent to
90% of distributions that would have been paid on the earned Special LTIP Units during the performance period and such distributions had been reinvested in
CROP Units. For more information regarding the performance criteria for these performance unit awards, see “Compensation Discussion and Analysis—
Component of Executive Compensation – Equity Incentive Compensation—Special LTIP Units.”

(3) Stock awards were made in the form of Time-Based LTIP Units. The Time-Based LTIP Units vest annually in equal installments over a four-year period with the first 25% vesting on January 1, 2026, subject to continued service. Time-based LTIP Units (whether vested or unvested) receive the same distribution per unit as the CROP Units. For more information regarding the LTIP Unit awards, see “ Compensation Discussion and Analysis—Component of Executive
Compensation – Equity Incentive Compensation—Time-Based LTIP Units.”

(4) The amounts included in this column represent the full grant date fair value of the LTIP Units determined in accordance with ASC Topic 718. Refer to Note
2 and Note 14 to our consolidated financial statements included herein, for a discussion of our accounting of LTIP Units and the assumptions used.

Outstanding Equity Awards
The following tables set forth information with respect to outstanding equity awards held by the named executive officers as of December 31, 2025. No option awards were outstanding for the named executive officers as of December 31,
2025. The aggregate dollar values indicated in the table below for equity incentive plan awards are the market or payout values and not the grant date fair values determined in accordance with ASC Topic 718 or the compensation expense recognized in our consolidated financial statements. In addition, the number of unearned Special LTIP Units in the equity incentive plan awards are the threshold amounts that may be earned under the 2024 and 2025 Special LTIP Unit awards.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)	Market Value of Shares or Units That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2)(4)
Daniel Shaeffer	98,635	$1,120,277	102,275	$1,161,619
Adam Larson	25,828	$293,349	32,015	$363,620
Chad Christensen	98,635	$1,120,277	102,275	$1,161,619
Gregg Christensen	34,816	$395,433	37,361	$424,339
Glenn Rand	28,393	$322,482	31,462	$357,339
(1) The following table summarizes the time-based LTIP Unit awards for which a portion of the awards remain unvested as of December 31, 2025. The table also provides information about the applicable vesting period.

		Number of Time-Based LTIP Units
Grant Date	Grant Date Fair Value	Shaeffer	Larson	C. Christensen	G. Christensen	Rand	Vesting Period
January 7, 2022	$16.9316	23,589	4,651	23,589	7,959	6,201	Over four years with 25.0% vesting per year beginning on January 1, 2023.
January 6, 2023	$19.9945	19,975	3,939	19,975	6,739	5,251	Over four years with 25.0% vesting per year beginning on January 1, 2024.
January 9, 2024	$14.4754	26,597	6,165	26,597	9,188	7,737	Over four years with 25.0% vesting per year beginning on January 1, 2025.
January 8, 2025	$11.3578	28,474	11,073	28,474	10,930	9,204	Over four years with 25.0% vesting per year beginning on January 1, 2026.

		98,635	25,828	98,635	34,816	28,393
(2) Market values are based on the NAV of CROP Units as of November 30, 2025 of $11.3578, which was our most recently determined NAV as of December
31, 2025.
(3) The following table summarizes the Special LTIP Unit awards (at threshold amounts) for which a portion of the awards remain unearned and unvested as of
December 31, 2025, assuming the Special LTIP Unit awards are earned at the conclusion of the applicable measurement period. The table also provides information about the applicable vesting periods.

		Number of Performance-Based LTIP Units
Grant Date	Grant Date Fair Value	Shaeffer	Larson	C. Christensen	G. Christensen	Rand	Vesting Period
January 9, 2024	$14.4754	49,394	11,450	49,394	17,063	14,369	All earned Special LTIP Units vest on the first anniversary of the last day of the three-year performance period which ends December 31, 2026, subject to continued employment.
January 8, 2025	$11.3578	52,881	20,565	52,881	20,298	17,093	All earned Special LTIP Units vest on the first anniversary of the last day of the three-year performance period which ends December 31, 2027, subject to continued employment.

		102,275	32,015	102,275	37,361	31,462
(4) For the 2023 performance awards, no LTIP Units were earned for the three-year performance period ended December 31, 2025. For the 2024 and 2025 performance awards, the number and value set forth in the table assumes the named executive officers earn the threshold amount of LTIP Units.

Option Exercises and Stock Vested
The following table sets forth the aggregate number of LTIP Units that vested in 2025. The value realized on vesting is the product of (i) the most recent net asset value of a CROP Unit on the vesting date, multiplied by (ii) the number of LTIP
Units. No options were exercised during 2025.

Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)
Daniel Shaeffer	74,336	$874,630
Adam Larson	8,314	$99,057
Chad Christensen	74,336	$874,630
Gregg Christensen	27,721	$326,098
Glenn Rand	6,888	$83,820
(1) This amount includes Time-Based LTIP Units which vest over four years with 25% vesting per year beginning on January 1 of the year following the grant date. No Performance-Based LTIP units vested in 2025. Over time, the LTIP Units can achieve full parity with CROP Units for all purposes. If such parity is reached, non-forfeitable LTIP Units automatically convert into CROP Units.

(2) Time-Based LTIP Units vested on January 1, 2025. The value was determined based on the NAV of a CROP Unit as of November 30, 2024 of $12.1688,
which was our most recently determined NAV as of January 1, 2025. Because of the nature of LTIP Units, the actual value upon vesting, if any, may have been less, and the actual amount realized won’t be determinable until the units are redeemable.

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
Termination Payment Table
The following table sets forth the value of the LTIP Unit awards held by the Company’s named executive officers as of December 31, 2025 whose vesting would accelerate in the circumstances described above. Values are based on the NAV of our common stock as of November 30, 2025 of $11.3578, which was our most recently determined NAV as of December 31,
2025.

Name	Change in Control, Termination by Executive Officer for Good Reason, by Employer without Cause, or by Reason of Death or Disability
Daniel Shaeffer	$1,892,011
Adam Larson	$577,488
Chad Christensen	$1,892,011
Gregg Christensen	$687,614
Glenn Rand	$575,215
Director Compensation Table
We pay a cash retainer of $60,000 to each independent director for their service as a director, as well as an equity grant of time-based LTIP Units in the Operating Partnership with a value of approximately $95,000 at the time of grant. The equity has a one-year vesting schedule. The independent board members serving as chairperson of each of the audit, compensation and conflicts committees receive an additional annual cash retainer of $20,000, $15,000 and $15,000, respectively. All members of our board of directors are reimbursed for their travel expenses incurred in connection with their attendance at board and committee meetings.
The table below provides information regarding compensation paid to or earned by our directors during the year ended
December 31, 2025 as required by Item 402(k) of Regulation S-K.

Name	Fees Earned or Paid in Cash	Stock Awards (1)(2)	Total
Daniel Shaeffer (3)	$—	$—	$—
Chad Christensen (3)	$—	$—	$—
Jonathan Gardner	$75,000	$95,000	$170,000
John Lunt	$80,000	$95,000	$175,000
Philip White	$75,000	$95,000	$170,000

(1) As of December 31, 2025, each of Messrs. Gardner, Lunt and White held 7,807 unvested LTIP units.
(2) Represents 7,807 LTIP Units granted to each of Messrs. Gardner, Lunt, and White on January 8, 2025, for compensation for the year ended December 31,
2025. The dollar value is computed in accordance with ASC Topic 718. Refer to Note 2 and Note 14 to our consolidated financial statements included herein, for a discussion of our accounting of LTIP units and the assumptions used. The grant date fair value of each award granted on January 8, 2025 was $11.3578.

(3) Directors who are not independent of us do not receive compensation for their services as a director. Each of Mr. Shaeffer and Mr. C. Christensen received grants of equity compensation in connection with their positions as executive officers of the Company which is reflected in the discussion of executive compensation above.

Pay Ratio Disclosure
As required by Item 402(u) of Regulation S-K, we are providing the following information about the ratio of the median employee’s total annual compensation to the total annual compensation of our chief executive officer (as paid by us) for the year ended December 31, 2025:

•The total compensation of the employee who represents the Company's median compensated employee (other than
CEO) was approximately $47,895;
•Annual total compensation of our chief executive officer (as reported in the “Summary Compensation Table”
presented above): $990,000;
•Ratio of median employee to chief executive officer total annual compensation: 4.84%
We do not directly compensate our chief executive officer other than through LTIP Unit awards. As a result, annual total compensation as reported in the “Summary Compensation Table” only reflects equity awards granted by us to our chief executive officer and does not include additional items of compensation such as salary and bonus which is paid by our advisor, the employer of our chief executive officer.
In determining the median employee, we prepared a list of all employees as of December 31, 2024 and reviewed the amount of salary, wages and equity awards of all such employees reported to the Internal Revenue Service on Form W-2 for
2024. We also reviewed pre-tax wages that were contributed by employees to a 401(k) program, a Health Savings Account program, a flexible spending account program and medical insurance policy premiums. More specifically, for each employee, we aggregated the amounts indicated on the face of his or her Form W-2 and pre-tax wages allocated to 401(k), Health Savings
Accounts, flexible spending accounts and medical insurance policy premiums. We had 266 employees as of December 31,
2024. Salaries, wages and bonuses were annualized for those employees that were not employed for the full year of 2024. In addition, bonuses for employees who were not employed for the full year of 2024 were annualized. We identified the median employee using this compensation measure, which was consistently applied to all employees included in the calculation.
Because all employees are located in the United States, we did not make any cost-of-living adjustments in identifying the median employee.
Once the median employee for 2024 was identified, we combined all of the elements of such employee’s compensation for 2024 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K promulgated by the SEC, resulting in median employee total annual compensation of approximately $54,824 in 2024. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported above should not be used as a basis for comparison between companies.
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
Compensation Committee Interlocks and Insider Participation
During 2025, the compensation committee was composed of Messrs. Gardner, Lunt and White, none of whom were officers or employees of the Company during the fiscal year ended December 31, 2025, and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K under the Exchange Act.
Compensation Risk Assessment
The compensation committee has overall responsibility for overseeing the risks relating to our compensation policies and practices. In years in which the compensation committee receives a report from FPC, the compensation committee uses its independent compensation consultant, FPC, to independently consider and analyze the extent, if any, to which our compensation policies and practices might create risks for the Company, as well as policies and practices that could mitigate any such risks. For 2025 the compensation committee has determined that none of our compensation policies and practices create any risks that are reasonably likely to have a material adverse effect on our Company.
Compensation Committee Report
The following is a report by the compensation committee regarding its review of the foregoing Compensation
Discussion and Analysis section:
The compensation committee has reviewed and discussed with management the Compensation Discussion and
Analysis required by Item 402(b) of Regulation S-K. Based on such review and discussion, the compensation committee recommended to the board of directors, and the board has approved, that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2025 for filing with the SEC.
March 24, 2025
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

As of December 31, 2025, we have granted LTIP Units to our officers, directors and certain employees and restricted stock units to our non-executive employees and employees of our advisor. The following table summarizes information, as of
December 31, 2025, relating to equity compensation plans of the Company (including individual compensation arrangements)
pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (3)	1,924,225	—	4,666,218
Total	1,924,225	—	4,666,218

(1) Consists entirely of LTIP Units in CROP (854,489 of which are vested). Upon satisfaction of certain conditions, LTIP Units are convertible into CROP
Units, which may then be redeemed for cash, or at our option, an equal number of shares of Class I common stock, subject to certain restrictions. There is no exercise price associated with LTIP Units. Excluded from the table above are 1,654,014 LTIP Units (all of which are vested) awarded by CRII as equity compensation prior to the CRII Merger. LTIP Units subject to performance vesting conditions assume the maximum level of performance.

(2) The Equity Incentive Plan allows for the issuance of a maximum of 300,000 shares of common stock issued through restricted stock units or restricted stock awards with 244,458 remaining as of December 31, 2025. The Operating Partnership Agreement has designated not greater than 8,000,000 CROP Units as LTIP Units with 4,421,760 remaining as of December 31, 2025.

(3) LTIP Unit awards have been granted by our compensation committee of our board of directors pursuant to the terms of award agreements and as contemplated in the Operating Partnership Agreement for CROP. Restricted stock grants have been made to our non-executive employees and employees of our advisor pursuant to the Equity Incentive Plan as well as outside of the Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 25, 2026, the amount of our common stock, CROP Units and LTIP Units beneficially owned by (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (ii) our directors and named executive officers and (iv) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC includes securities that a person has the right to acquire within 60 days.

	Common Stock, CROP Units and LTIP Units			Convertible Preferred Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of all Shares (3)	Percent of all Shares and Common Units (4)	Amount and Nature of Beneficial Ownership	Percent of all Shares (5)
Daniel Shaeffer	4,734,320 (6)	13.38%	5.93%	49,587	0.39%
Chad Christensen	4,734,320 (6)	13.38%	5.93%	49,587	0.39%
Gregg Christensen	4,107,299 (6)	11.83%	5.14%	22,039	0.17%
Adam Larson	108,412 (6)	*	*	8,264	0.07%
Glenn Rand	152,393 (6)	*	*	5,510	0.04%
Jonathan Gardner	41,019 (7)	*	*	—	—
John Lunt	35,668 (7)	*	*	—	—
Philip White	51,619 (8)	*	*	—	—
All directors and executive officers as a group (13 persons)	7,397,726	19.47%	9.25%	165,289	1.30%
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

(3) Based on 30,609,221 shares of our common stock outstanding as of March 25, 2026. In computing the percentage ownership of a person or group, we have assumed that the CROP Units and LTIP Units held by that person or persons in the group have been redeemed for shares of our common stock and that those shares are outstanding, but that no CROP Units or LTIP Units held by other persons are redeemed for shares of our common stock, notwithstanding that not all of the LTIP Units have vested to date.

(4) Based on 79,902,684 shares of common stock and CROP Units outstanding as of March 25, 2026 on a fully-diluted basis, comprised of 30,609,221 shares of common stock and 49,293,463 shares of common stock issuable upon exchange or conversion of outstanding CROP Units and LTIP Units, respectively.

(5) Based on 12,735,652 shares of convertible preferred stock outstanding as of March 25, 2026.
(6) Includes 1,038,132, 1,038,132, 465,794, 79,866, and 125,681 CROP Units held by each of Messrs. Shaeffer, C. Christensen, G. Christensen, Larson and
Rand, respectively, and 86,827, 86,827, 32,154, 28,546, and 26,712 LTIP Units held by each of Messrs. Shaeffer, C. Christensen, G. Christensen, Larson
and Rand, respectively. Not all of the LTIP Units have vested. Includes 3,589,360 CROP Units held by HT Holdings, an entity owned and controlled by
Messrs. Shaeffer, C. Christensen, G. Christensen and Mr. Eric Marlin. Also includes 20,000 shares of common stock held by CCA, which is beneficially owned by Messrs. Shaeffer, C. Christensen, G. Christensen and Marlin (through entities they own and control or directly). In addition, Messrs. Shaeffer, C.
Christensen and G. Christensen comprise the board of managers of CCA and, as such, may be deemed to have had beneficial ownership of the shares held by CCA.

(7) Includes 24,849 and 19,497 common units held by each of Messrs. Gardner and Lunt, respectively and 16,171 and 16,171 LTIP units held by Messrs.
Gardner and Lunt, respectively. Not all of the LTIP units have vested.

(8) Includes 10,600 shares of our common stock, 24,849 common units and 16,171 LTIP units held by Mr. White. Not all of the LTIP units have vested.
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
Our advisor, CC Advisors III, has substantial discretion with respect to the selection of real properties, debt related investments and other real estate-related investments consistent with our investment objectives. In determining the specific types of real property and real estate-related investments to make or recommend, CC Advisors III considers certain criteria, including, but not limited to, the following: (i) positioning the overall portfolio to achieve a desired mix of real property and other real estate-related investments; (ii) diversification benefits relative to the rest of the real property and other real estate-
related assets within our portfolio; (iii) potential for delivering current income and attractive risk-adjusted total returns; and (iv)
opportunities for capital appreciation based on product repositioning, operating expense reductions and other factors.
As of December 31, 2025, our portfolio consists of ownership interests or structured investment interests in 45 multifamily apartment communities in 15 states with 12,780 units, including 1,545 units in seven multifamily apartment communities in which we have a structured investment interest and another 198 units in one multifamily apartment communities under construction or in lease-up. In addition, we have an ownership interest in five land sites planned for development. We believe our portfolio as of December 31, 2025 is consistent with the objectives outlined in our current prospectus and this Annual Report.
We have reviewed the related party transactions as described below and in our opinion, the transactions are fair and reasonable to the Company and its stockholders. This report is limited to the policies being followed by the Company and the fairness of transactions with the advisor and its affiliates.

3/24/2026	The Conflicts Committee of the Board of Directors:
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
Transactions with Related Persons
Our conflicts committee has reviewed the transactions between our affiliates and us since the beginning of 2025 as well as any such currently proposed transactions and determined them to be fair and reasonable to the Company. The following describes all transactions during the year ended December 31, 2025 and currently proposed transactions involving us, our directors and officers, our sponsor or advisor or any of their affiliates.
As further described below, we have entered into agreements with certain affiliates pursuant to which they provide services to us. In May 2021, CCA became our sponsor when CRII undertook a series of transactions that resulted in CRII and
CROP divesting their complete interest in CCA to an entity beneficially and majority owned and controlled by Messrs.
Shaeffer, C. Christensen and G. Christensen, each of whom is an executive officer of the Company with Messrs. Shaeffer and C
Christensen also serving as affiliated directors on our board of directors. As of December 31, 2025, Messrs. Shaeffer, C.
Christensen and G. Christensen beneficially owned approximately 73.5% of CCA. CCA wholly owns CC Advisors III. All of our executive officers are also executive officers of CCA and CC Advisors III. In addition, all of our executive officers own an interest in CCA.
Advisory Agreement
Our advisor manages our business subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Under the terms of the advisory agreement, we paid the fees and expense reimbursements described below to our advisor through December 31, 2025.
Organization and Offering Expenses. We reimburse our advisor for any organization and offering expenses that it incurs on our behalf as and when incurred. After termination of our primary offering, our advisor will reimburse us to the extent that the organization and offering expenses that we incur exceed 15% of the gross proceeds from any public offering. From
January 1, 2025 through December 31, 2025, there were no organizational and offering costs incurred by our advisor on our behalf.
Contingent Acquisition Fee and Contingent Financing Fee. If the advisory agreement is terminated other than for cause (or non-renewal or termination by our advisor), the contingent acquisition fees and contingent financing fees provided for in our prior advisory agreement will be due and payable in an amount equal to approximately $13.2 million ($22.0 million if the termination occurred in year one of the May 2021 agreement, reduced by 10% each year thereafter).
Acquisition Expense Reimbursement. Subject to limitations in our charter, our advisor will be reimbursed for all out-
of-pocket expenses incurred in connection with the selection and acquisition of real estate assets, whether or not the acquisition is consummated. There were no acquisition expenses reimbursed to our advisor during the year ended December 31, 2025, as we have incurred and paid such expenses directly.
Management Fee. From January 1, 2025, through December 18, 2025, our advisor received a management fee paid monthly in an annualized amount equal to 1.5% of the adjusted net asset value of CROP. Effective December 19, 2025, the annualized management fee was reduced to 1.25% of the adjusted net asset value of CROP. The management fee is calculated before giving effect to any accruals (related to the month for which the  management fee is being calculated) for the management fee, distribution fees in connection with a securities offering, the Performance Allocation (as defined in the CROP
Partnership Agreement and discussed below under “Operating Partnership Agreement”) or any distributions. The NAV of
CROP is determined in accordance with the valuation guidelines adopted by our board of directors and reflective of the ownership interest held by CROP in such gross assets. If we own assets other than through CROP, we will pay a corresponding fee to our advisor. Adjusted net asset value of CROP is defined to include the value attributable to preferred stock that is convertible into common equity in the calculation of net asset value of CROP. For the year ended December 31, 2025, we incurred management fees of $12.2 million.
Other Fees and Reimbursable Expenses. Subject to the limitations on total operating expenses described below, our advisor is entitled to reimbursement of all costs and expenses incurred by it or its affiliates on our behalf, provided that our advisor is responsible for the expenses related to any and all of our advisor’s personnel who provide investment advisory services pursuant to the advisory agreement (including, without limitation, each of our executive officers and any directors who are also directors, officers or employees of our advisor or any of its affiliates), including, without limitation, salaries, bonuses and other wages, payroll taxes and the cost of employee benefit plans of such personnel, and costs of insurance with respect to such personnel; provided that we will be responsible for the personnel costs of our employees even if they are also directors or officers of our advisor or any of its affiliates except as provided for in the Reimbursement and Cost Sharing Agreement described below. We had no reimbursable company operating expenses to our advisor or its affiliates under the advisory agreement for the year ended December 31, 2025.
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
For all periods in 2025, our total operating expenses did not exceed the operating expense limit. For the fiscal year ended December 31, 2025, our total operating expenses were 1.21% and (30.9)% of each of our average invested assets and our net income, respectively.
Operating Partnership Agreement
Performance Allocation. In addition to the compensation payable and expenses reimbursed to our advisor pursuant to the advisory agreement, an affiliate of our advisor, as the “Special Limited Partner” is entitled to receive a 12.5% promotional interest (the “Performance Allocation”), subject to a 5% hurdle and certain limitations, under the terms of the amended and restated limited partnership agreement of CROP dated May 7, 2021, as further amended and restated, as described below. No
Performance Allocation was earned for the year ended December 31, 2025.
So long as the advisory agreement has not been terminated (including by means of non-renewal), the Special Limited
Partner will be entitled to the Performance Allocation, promptly following the end of each year (which will accrue on a monthly basis) in an amount equal to:
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

Dealer Manager and Managing Broker Dealer Agreements
We have engaged an unaffiliated third-party dealer manager (the “Dealer Manager”) to act as the dealer manager for our public offering of our common stock and the managing broker-dealer for our private offerings of preferred stock.  In this capacity we pay (or paid) the Dealer Manager certain underwriting compensation from the proceeds of the offerings as described below, all or a portion of which the Dealer Manager reallows (or reallowed) to wholesalers internal to our advisor and its affiliates.
Specifically, in connection with our public offering, we pay the Dealer Manager the following upfront selling commissions, dealer manager fees and wholesaling fee in connection with the sale of shares in the primary portion of the offering. The upfront selling commission, dealer manager fee and wholesaling fee are a percentage of the transaction price for the shares available in the primary offering, which will generally be the prior month’s NAV per share for such class. No upfront selling commissions, dealer manager fees or wholesaling fees are paid with respect to any shares sold under the distribution reinvestment plan offering.

	Maximum Upfront Selling Commissions as a % of Transaction Price	Maximum Upfront Dealer Manager Fees as a % of Transaction Price	Maximum Upfront Wholesaling Fee as a % of Transaction Price
Class T shares	Up to 3.0%	0.5%	Up to 1.85%
Class D shares	None	None	Up to 1.85%
Class I shares	None	None	Up to 1.85%
For the year ended December 31, 2025, we paid $0.5 million for the follow-on public offering in selling commissions, dealer manager fees and wholesaling fees, a portion of which was reallowed to wholesalers internal to our advisor and its affiliates.
In connection with our private offerings we paid or will pay underwriting compensation, all or a portion of which may be reallowed to wholesalers of our advisor and its affiliates as discussed herein. For the offerings of the Series 2023 preferred stock, Series 2025 preferred stock, and Series A Convertible preferred stock, we paid or will pay, the third party a placement fee in an amount up to 3.0%, 3.25% and 3.0%, respectively, of the gross proceeds from the sale of preferred shares in the offerings. For our private offering of the Series 2023-A preferred stock we pay a wholesaling fee in an amount up to 2.0% of the gross proceeds from the sale of the preferred shares. For the year ended December 31, 2025, these fees, all or a portion of which were reallowed to wholesalers internal to our advisor and its affiliates totaled $4.7 million.
We expect to pay this third-party additional underwriting compensation in the future in connection with future private offerings, which compensation may be reallowed to wholesalers internal to our advisor and its affiliates.
Equity Compensation to Advisor Employees
In January 2025 and 2026, our compensation committee approved grants of LTIP Units to our executive officers and certain of our employees as equity compensation. The January 2025 awards included $1,116,500 time-based awards and
$2,073,500 targeted performance-based awards granted to employees of our advisor or its affiliates. The January 2026 awards included $1,407,000 time-based awards and $2,613,000 targeted performance-based awards granted to employees of our advisor or its affiliates.
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
In January 2025 and 2026, our compensation committee approved grants of restricted stock units with a four-year vesting schedule to our employees and employees of our advisor or its affiliates for services provided to us. Included in the amount of awards granted were $197,500 and $348,000 in restricted stock units in 2025 and 2026, respectively for employees of our advisor and its affiliates.  An additional award of $30,000 was made to an employee of our advisor in July 2025.

Trademark License Agreement
We entered into a Trademark License Agreement with CROP and our advisor as of May 7, 2021. Pursuant to the
Trademark License Agreement, we granted to our advisor a non-exclusive license under our rights in certain trademarks related to the Cottonwood name to use and display the trademarks solely for the purpose of our advisor performing services identified in the agreement. The Trademark License Agreement provides for the payment of compensation by our advisor to us for the use of the trademarks. The Trademark License Agreement is co-terminus with the advisory agreement. No amounts were paid or payable under this agreement as of December 31, 2025.
Reimbursement and Cost Sharing Agreement
On May 7, 2021, Cottonwood Capital Management, Inc. (“Cottonwood Capital Management”), a wholly owned subsidiary of CROP and our taxable REIT subsidiary, entered into a Reimbursement and Cost Sharing Agreement with CCA, which owns our advisor, whereby Cottonwood Capital Management will make available to CCA on an as-needed basis certain employees of Cottonwood Capital Management to the extent the employees are not otherwise occupied in providing services for us or our subsidiaries. The employees will remain employees of Cottonwood Capital Management, and Cottonwood Capital
Management will be responsible for all wages, salaries and other employee benefits provided to such employees. In performing work for CCA, the employees may use office space and office supplies and equipment of Cottonwood Capital Management.
CCA will reimburse Cottonwood Capital Management for CCA’s allocable share of all direct and indirect costs related to the employees, including wages, salaries and other employee benefits and allocable overhead expenses. CCA will reimburse
Cottonwood Capital Management for CCA’s allocable costs on a quarterly basis. The Reimbursement and Cost Sharing
Agreement will terminate on the earlier of (i) the one-year anniversary of the effective date of the agreement and (ii) the termination of the advisory agreement. Thereafter, the Reimbursement and Cost Sharing Agreement may be renewed for an unlimited number of successive one-year terms upon mutual consent of the parties. The Reimbursement and Cost Sharing
Agreement has been renewed through May 7, 2026. Cottonwood Capital Management may, at any time and upon 60 days’ prior written notice to CCA, cease to make its employees available to CCA. As of December 31, 2025, we had received $251,756 of reimbursable costs under this agreement.
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
CROP’s tax obligations under the CROP Tax Protection Agreement will expire one day after the 10th anniversary of the effective date of the CROP Tax Protection Agreement, subject to certain limitations. We estimate the maximum potential liability associated with the CROP Tax Protection Agreement to be approximately $13.9 million. Although this estimate has been made based on the best judgment of our management assuming current tax rates as well as the current state of residence of indemnified parties, both of which may change in the future, no assurances can be provided that the actual amount of any indemnification obligation would not exceed this estimate.
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
For purposes of the CROP Tax Protection Agreement:
“HT Holdings Units” refers to the limited partner interests in HT Holdings which were outstanding at the effective time of the merger with and into CROP.
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
No amounts were paid or payable under this agreement as of December 31, 2025.
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
Richmond Guaranty
We assumed a 50% payment guarantee provided by CRII and CROP in connection with the mergers with CRII and
CROP, for certain obligations of Villas at Millcreek, LLC (“Richmond Borrower”) with respect to a construction loan in the amount of $53.6 million obtained in connection with the development of Richmond at Millcreek, a development project sponsored by High Traverse Development, LLC. Certain of our officers and directors own an aggregate 13.91% of Richmond
Borrower, as of December 31, 2025. In addition, certain of our officers and directors own High Traverse Development, LLC. A wholly owned subsidiary of CROP receives fees from High Traverse Development, LLC related to the development of
Richmond at Millcreek. Richmond Borrower increased the loan amount outstanding to $60.1 million in the second quarter of
2023. On January 28, 2025, the development of Richmond at Millcreek was completed. For the year ended December 31, 2025, we did not receive fees from High Traverse Development, LLC.
Assumption of Related Party Notes and Interest
On December 18, 2025, in conjunction with the RS Merger, we assumed a $1.6 million loan payable to Nate Hanks, brother to our Chief Development Officer, Stan Hanks. This loan matures on June 30, 2026 and accrues interest at a fixed rate of 5.0%. On December 31, 2025, we repaid $0.8 million of this loan. Accrued interest at December 31, 2025 was $0.1 million.

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
Reimbursement and Cost Sharing Agreement. We, through Cottonwood Capital Management have entered into a
Reimbursement and Cost Sharing Agreement effective as of January 1, 2023, pursuant to which we will make certain employees available to APT to the extent they are not otherwise occupied in providing services to us and in exchange APT will reimburse us its allocable share of all direct and indirect costs related to the employees utilized by APT. Under the terms of the agreement, for any annual period, the amount of reimbursement pursuant to the agreement will not exceed $120,000. In addition, the agreement has a one-year term, but may be renewed for an unlimited number of successive one-year terms. For the year ended December 31, 2025, approximately $15,000 was reimbursed under the agreement.
Coworking Space Design Agreement. On August 9, 2022, our conflicts committee approved a form of Coworking
Space Design Agreement to be entered by and between the property-owning limited liability company (“Landlord”), which will be a subsidiary of CROP, and APT. The form of agreement provides the terms on which APT may design and upgrade the amenities for the common areas at certain of our multifamily properties. The Coworking Space Design Agreement provides that in exchange for advising on coworking improvements at Landlord’s property, Landlord will pay APT a one-time design and project management fee of $60,000, which may be increased up to $75,000 depending on the scope of the project. For the year ended December 31, 2025, we paid or incurred fees of approximately $35,000 to APT pursuant to the Coworking Space Design
Agreement.
Services Agreement. Cottonwood Capital Management and APT are parties to a Services Agreement that provides that
APT will provide the ongoing administration of coworking services at the property subject to the agreement in exchange for
$5.00 per apartment unit per month (the “Services Fee”). In addition, there was a revenue sharing component of the agreement which provides that APT would pay Cottonwood Capital Management 50% of coworking revenue it received at the properties.
Each of the properties for which we entered a Services Agreement would be subject to a Coworking Space Design Agreement with APT pursuant to which APT will design and upgrade the amenities for the common areas at the properties.
APT is transitioning its services from a coworking agreement to a license agreement based on occupied units instead of total units. Effective September 1, 2024, we amended the Services Agreements in effect to reduce the Services Fee to $5.00 per apartment unit per month (from $10.00) for any unit not covered by the license agreement. In addition, the amendment provides that the services agreement will terminate upon the earlier of (i) the unit-by-unit transition resulting in no additional units receiving payment under the coworking agreement; and (ii) September 30, 2025. On September 30, 2025, the Services
Agreements were terminated.
For the year ended December 31, 2025, we had paid or incurred Services Fees to APT of approximately $90,000 and did not receive any shared coworking revenue.
Acquisition of APT by CROP.  On March 24, 2026, following its review of a third-party opinion of value, our conflicts committee approved the acquisition by CROP of APT. Consideration for the acquisition to our officers will be in the form of
CROP Units at the most recently determined NAV ($11.3615 as of February 28, 2026) and will be allocated to the members consistent with their capital contributions.  The acquisition is expected to close by the end of April.
Block C
Block C is a development joint venture with CROP formed for the purpose of developing multifamily development projects near Salt Lake City, Utah.  Block C currently includes the development projects referred to as The Westerly, Millcreek
North and The Archer. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas. On January 31, 2025, we entered into a contract to sell The Archer to an unrelated party for $3.0 million. This transaction is expected to close in the third quarter of 2026. We intend to use proceeds from The Archer sale toward the development of other Block C development projects.
Affiliated Members. The members of the Block C joint venture include entities affiliated with us and our advisor,
Brickyard QOF, LLC (“Brickyard QOF”) and HV Millcreek, LLC (“Millcreek,” and together with Brickyard QOF, the

“Affiliated Members”). The Affiliated Members are owned directly or indirectly by Daniel Shaeffer, Chad Christensen, Gregg
Christensen, Enzio Cassinis, Eric Marlin, Susan Hallenberg, Stan Hanks, Glenn Rand and Adam Larson, each of whom are our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. As of December 31, 2025, the
Affiliated Members have made aggregate contributions of $10.9 million towards the joint venture and owned a 17.6% interest in Block C with Messrs. Shaeffer, C. Christensen, G. Christensen, Cassinis, Marlin, Hanks, Rand, Larson and Ms. Hallenberg
having an indirect ownership interest of 3.86%, 8.45%, 3.00%, 0.40%, 0.28%, 0.25%, 0.09%, 0.20% and 0.57%, respectively.
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
Office Lease
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
Reimbursement Policy
For the year ended December 31, 2025, we reimbursed Daniel Shaeffer, our Chief Executive Officer and an affiliated director, $14,768 for expenses incurred by Mr. Shaeffer in connection with transportation he provided for himself and certain other officers of the Company related to approved business travel.
Repurchase of Executive Officer Shares
Pursuant to our Insider Trading Policy, in order that the Company retain maximum funds available to fund repurchases for non-affiliates, repurchase requests from executive officers will not be subject to the share repurchase program of the
Company. Notwithstanding the foregoing, subject to the conditions discussed below, repurchase requests from executive officers will be considered on a monthly basis with the same pricing and similar procedures as applicable to the share repurchase program. Repurchase requests by executive officers will be subject to a quarterly review and approval by the conflicts committee, and each executive officer may submit no more than 25% of the total amount of shares exchanged from
CROP Units per quarter. No shares held by executive officers were repurchased during the year ended December 31, 2025.
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
Cottonwood Highland
CW Investor at Highland. On January 9, 2024, in accordance with the terms of the underlying joint venture agreement, we made a protective advance in an amount up to $800,000 to the joint venture through which we own our investment in
Cottonwood Highland, a multifamily development in Millcreek, Utah, we acquired in connection with our merger with CRII and CROP. On November 12, 2024, the promissory note related to the advance was amended and restated to increase the amount advanced by $400,000 to $1.2 million. CROP owns a 41.98% interest in the joint venture with our officers and directors owning a 14.87% interest and the balance of the joint venture owned by outside investors. The terms of the advance, as contemplated in the joint venture agreement, provide for interest-only payments to be paid at a rate of 10% with prepayment permitted at any time without penalty. The advance matures on December 31, 2026. As of March 25, 2026, we have drawn
$600,828.
Western Gardens Transaction
The members of our conflicts committee not otherwise interested in the transaction, have approved our participation, through CROP and its subsidiaries, in a development project, including a related syndication for third-party capital, for 166 residential units in central Salt Lake City, Utah, referred to as Western Gardens (the “Western Gardens Project”). Currently, the
Western Gardens Project is owned indirectly by certain of our executive officers as follows: Daniel Shaeffer (8.139%), Chad
Christensen (14.2440%) and Gregg Christensen (14.2440%). In addition, extended family of our executive officers directly or indirectly own the remaining interests in the project, including Daniel Shaeffer’s sister (12.8104%) and his mother (24.4183%)
and Gregg Christensen’s father-in-law (0.8889%).
In connection with the Western Gardens Project, we expect to engage in the following transactions:  (i) a subsidiary of
CROP will provide a promissory note on the property in an amount up to $21.1 million with an interest rate of 8% and interest only payments with principal due upon maturity to fund development costs while third party capital is raised, (ii) CROP will provide development services and guaranty a third-party construction loan in exchange for a development fee (4%), a guaranty fee (1%) and a promote (8% preferred with a 50/50 catch up to 20%, 80/20 to 15% and 65/35 thereafter), which fees will not be borne by our insiders’ investment in the project, (iii) we will allow additional investment in the Western Gardens Project by our officers and directors up to a maximum amount, (iv) CROP will provide property management services upon completion for a fee (3%), and (v) we may invest in the Western Gardens Project alongside our officers and director if sufficient capital is not raised in the syndication.
Purchase by Executive Officers
In connection with the closing of the RS Merger, on January 2, 2026, our executive officers made an aggregate investment of $3.0 million in us divided equally between (i) our Class I common stock or CROP Units and (ii) Series A convertible preferred stock. The purchase of our Class I common stock and CROP units was made at the most recently determined NAV at the time of purchase or $11.3578, and the Series A convertible preferred stock was made at the current offering price in the private offering, net of 9.25% of organization and offering expenses and upfront commissions and placement fees, or $9.075.
Currently Proposed Transactions
Other than as described above, there are no currently proposed material transactions with related persons other than those covered by the terms of the agreements described above.
Item 14. Principal Accounting Fees and Services
Independent Auditors
During the years ended December 31, 2025 and 2024, KPMG LLP served as our independent auditor.

Audit and Non-Audit Fees
Aggregate fees that we were billed for the fiscal years ended December 31, 2025 and 2024 by our independent registered public accounting firm, KPMG, were as follows ($ in thousands):

	For the Year Ended December 31,
	2025	2024
Audit fees (1)	$1,260	$987
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,260	$987

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
All services rendered KPMG for the years ended December 31, 2025 and 2024 were pre-approved in accordance with the policies and procedures described above.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
See the accompanying Index to Financial Statement at page F-1 of this report.
(a)(2) Financial Statement Schedules
Schedule III - Real Estate and Accumulated Depreciation is included at page F-39 of this report.
(a)(3) Exhibits

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger dated June 25, 2025, by and among Cottonwood Communities, Inc., Cottonwood
Residential O.P., LP, Cottonwood Communities GP Subsidiary, LLC, RealSource Properties, Inc., RealSource
Properties OP, LP and solely with respect to Section 3.1(c) and Section 10.12 RealSource Advisor Holdings,
LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 26,
2025)

2.2
Amendment to Merger Agreement dated November 12, 2025, by and among Cottonwood Communities, Inc.,
Cottonwood Residential O.P., LP, Cottonwood Communities GP Subsidiary, LLC, RealSource Properties, Inc.
and RealSource Properties OP, LP (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q filed November 13, 2025)

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
2024)

3.20
Articles Supplementary for the terms of the Series 2025 Preferred Stock of Cottonwood Communities, Inc.
(incorporated by reference Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 13, 2025)

4.1
Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus included in the
Company’s Post-Effective Amendment no. 6 to the Registration Statement on Form S-11 (No. 333-282872)
filed March 18, 2026)

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-11 (No. 333-215272) filed June 27,
2018)

4.3
Distribution Reinvestment Plan (incorporated by reference to Appendix A to the prospectus included in the
Company’s Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-282872) filed
March 18, 2026)

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

10.13
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

10.24
Amendment no. 1 to Dealer Manager Agreement by and between the Company and Orchard Securities, LLC dated as of November  30, 2021, (incorporated by reference to Exhibit 1.2 to the Company’s Post-Effective
Amendment No. 29 to the Company’s Registration Statement on Form S-11 (No. 333-258754) filed October 13,
2023)

10.25
Eighth Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood
Residential O.P., LP entered into effective as of December 5, 2023 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed March 31, 2025)

10.26	Managing Broker Dealer Agreement Regarding the 2025 Preferred Stock (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed March 31, 2025)
10.27
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

10.28
Ninth Amendment to the Sixth Amended and Restated Limited Partnership Agreement of Cottonwood
Residential O.P., LP entered into effective as of September 1, 2025 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-11/A (No. 333-282872) filed September 29, 2025)

10.29
First Amendment to Amended and Restated Advisory Agreement by and among Cottonwood Communities,
Inc., Cottonwood Residential O.P., LP and CC Advisors III, LLC dated December 18, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10- K filed March 31, 2025)

21.1*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes- Oxley Act of 2002
99.1	Amended and Restated Share Repurchase Program effective August 12, 2025 (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q filed August 14, 2025)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has
duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

March 27, 2026	/s/ Daniel Shaeffer
Date	Daniel Shaeffer, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 27, 2026	/s/ Adam Larson
Date	Adam Larson, Chief Financial Officer
(Principal Financial Officer)

March 27, 2026	/s/ Susan Hallenberg
Date	Susan Hallenberg, Chief Accounting Officer and Treasurer
(Principal Accounting Officer)

March 27, 2026	/s/ Daniel Shaeffer
Date	Daniel Shaeffer, Chief Executive Officer and Director
(Principal Executive Officer)

March 27, 2026	/s/ Chad Christensen
Date	Chad Christensen, Executive Chairman of the Board and Director

March 27, 2026	/s/ Jonathan Gardner
Date	Jonathan Gardner, Independent Director

March 27, 2026	/s/ John Lunt
Date	John Lunt, Independent Director

March 27, 2026	/s/ Philip White
Date	Philip White, Independent Director

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Cottonwood Communities, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cottonwood Communities, Inc. and subsidiaries (the
Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, stockholders’
equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December
31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31,
2025, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of long-lived assets for potential impairment
As discussed in Note 4 to the consolidated financial statements, real estate assets, net of accumulated depreciation and amortization as of December 31, 2025 was $1,888 million. As discussed in Note 2, the Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances, including shortening the expected holding period, indicate their carrying value may not be recoverable. If such events or changes in circumstances are identified, the Company performs a recoverability analysis to compare the carrying amount of the long-lived asset to the net future undiscounted cash flows the long-lived asset is expected to generate.
We identified the evaluation of long-lived assets for potential impairment as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s intent and ability to hold long-lived assets for particular periods of time. A substantial reduction in the expected holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We inquired of and obtained written representations from Company officials regarding the status of any potential disposal plans of long-
lived assets. We analyzed the Company’s past history of carrying out its stated intentions of selling long-lived assets.
We inspected source documents, such as meeting minutes of the board of directors, to assess the likelihood that long-
lived assets will be sold significantly before the end of their previously expected holding periods.
Purchase price allocation for acquired properties
As discussed in Notes 1, 3, and 4 to the consolidated financial statements, during the year ended December 31, 2025, the Company acquired 11 multifamily apartment communities and third-party property management contracts for five additional properties in a merger agreement. As further discussed in Note 3 to the consolidated financial statements, the transaction was accounted for as an asset acquisition, and total consideration of $208.9 million was allocated based on a relative fair value of assets acquired and liabilities assumed. In determining the fair values of acquired land, buildings, and land improvements, the Company utilized a number of sources including independent land appraisals which consider comparable market transactions, building replacement cost estimates based on property-specific characteristics, and other publicly available market data.
We identified the evaluation of the purchase price allocation for the acquired properties as a critical audit matter.
Specifically, subjective auditor judgment and the involvement of valuation professionals with specialized skills and knowledge was required to evaluate certain assumptions used in the Company’s determination of the estimated fair value of acquired land, building, and land improvements, which included comparable land sales and estimated building replacement costs.
The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the estimated fair value of:
•acquired land by comparing to market data of comparable land sales
•acquired buildings and land improvements by comparing the building replacement costs to market data, including appraisal guides used to estimate the depreciated value of similar buildings and land improvements.
/s/KPMG LLP
We have served as the Company’s auditor since 2016.
Denver, Colorado
March 27, 2026

Cottonwood Communities, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Real estate assets, net	$1,887,725	$1,679,497
Investments in unconsolidated real estate entities	144,939	111,556
Investments in real estate-related loans, net	42,730	30,027
Cash and cash equivalents	39,454	59,877
Restricted cash	28,362	33,560
Other assets	47,256	29,338
Total assets	$2,190,466	$1,943,855
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,246,637	$1,151,514
Construction loans, net	16,836	44,046
Land loans, net	19,211	—
Preferred stock, net	198,567	221,072
Unsecured promissory notes, net	9,595	21,350
Related party payables	2,865	—
Accounts payable, accrued expenses and other liabilities	72,579	60,944
Total liabilities	1,566,290	1,498,926
Commitments and contingencies (Note 15)
Equity and noncontrolling interests
Stockholders' equity
Series A Convertible Preferred Stock, $0.01 par value, 15,000,000 shares authorized at $10.00 per share; 11,982,475 and 5,825,457 shares issued and outstanding at December 31, 2025 and 2024, respectively.	105,851	50,668
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,128,149 and 4,289,506 shares issued and outstanding at December 31, 2025 and 2024, respectively.	41	43
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 433,710 and 386,477 shares issued and outstanding at December 31, 2025 and 2024, respectively.	4	4
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 7,149,167 and 6,162,803 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	72	62
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 17,547,698 and 20,358,844 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively.	169	197
Additional paid-in capital	402,956	372,611
Accumulated distributions - Series A Convertible Preferred	(9,526)	(2,255)
Accumulated distributions - common stock	(106,199)	(84,797)
Accumulated deficit	(110,561)	(105,717)
Total stockholders' equity	282,807	230,816
Noncontrolling interests
Limited partners	294,437	186,032
Partially owned entities	46,932	28,081
Total noncontrolling interests	341,369	214,113
Total equity and noncontrolling interests	624,176	444,929
Total liabilities, equity and noncontrolling interests	$2,190,466	$1,943,855
Note: The consolidated balance sheets as of December 31, 2025 and 2024 include assets of consolidated variable interest entities, or VIEs of $912.1 million and
$498.9 million, respectively, and liabilities of $642.2 million and $409.7 million, respectively. Refer to Note 13 for additional discussion of our VIEs.

Cottonwood Communities, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Rental and other property revenues	$138,787	$145,749	$142,833
Property management revenues	6,856	8,322	9,699
Other revenues	8,291	4,412	1,873
Total revenues	153,934	158,483	154,405
Operating expenses
Property operations expense	52,726	56,701	52,765
Property management expense	18,299	17,896	17,290
Asset management fee	12,150	12,485	17,304
Depreciation and amortization	57,351	65,343	59,041
General and administrative expenses	10,275	9,083	11,371
Impairment loss	957	—	—
Total operating expenses	151,758	161,508	157,771
Income (loss) from operations	2,176	(3,025)	(3,366)
Equity in earnings of unconsolidated real estate entities	(449)	5,761	6,466
Interest income	2,024	1,866	1,906
Interest expense	(71,997)	(83,598)	(74,431)
Loss on debt extinguishment	(1,732)	(2,554)	(1,037)
Gain on sale of real estate assets	64,754	47,311	24,075
Gain on legal settlement	400	16,020	—
Gain on consolidation of development	—	—	4,225
Promote from incentive allocation agreement	—	—	119
Other expense	(9,679)	(2,366)	(2,552)
Loss before income taxes	(14,503)	(20,585)	(44,595)
Income tax benefit (expense)	1,615	(38)	(303)
Net loss	(12,888)	(20,623)	(44,898)
Net loss (income) attributable to noncontrolling interests:
Limited partners	6,304	10,819	21,355
Partially owned entities	1,740	(1,152)	295
Net loss attributable to controlling interests	$(4,844)	$(10,956)	$(23,248)
Less preferred stock dividends	7,271	2,241	—
Net loss attributable to common stockholders	$(12,115)	$(13,197)	$(23,248)

Weighted-average common shares outstanding - basic and diluted	30,555,609	31,658,678	34,305,590
Net loss per common share - basic and diluted	$(0.40)	$(0.42)	$(0.68)

Cottonwood Communities, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2023	$—	$48	$1	$39	$266	$414,140	$—	$(38,049)	$(71,513)	$304,932	$272,536	$32,431	$609,899
Issuance of Series A Convertible Preferred Stock	2,140	—	—	—	—	—	—	—	—	2,140	—	—	2,140
Offering costs - Series A Convertible Preferred Stock	(571)	—	—	—	—	—	—	—	—	(571)	—	—	(571)
Issuance of common stock	—	7	1	6	—	27,117	—	—	—	27,131	—	—	27,131
Offering costs - common stock	—	—	—	—	—	(1,800)	—	—	—	(1,800)	—	—	(1,800)
Distribution reinvestment	—	—	—	—	1	2,352	—	—	—	2,353	—	—	2,353
Exchanges and transfers	—	—	—	5	—	8,637	—	—	—	8,642	(8,642)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	22,939	—	22,939
Common stock/OP Units repurchased	—	(16)	—	(7)	(41)	(95,221)	—	—	—	(95,285)	(3,666)	—	(98,951)
Share-based compensation	—	—	—	—	—	190	—	—	—	190	2,821	—	3,011
Other	—	—	—	—	—	—	—	—	—	—	(1,200)	—	(1,200)
Distributions to investors	—	—	—	—	—	—	(14)	(24,065)	—	(24,079)	(23,277)	(1,150)	(48,506)
Net loss	—	—	—	—	—	—	—	—	(23,248)	(23,248)	(21,355)	(295)	(44,898)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	18,539	—	—	—	18,539	(18,539)	—	—
Balance at December 31, 2023	$1,569	$39	$2	$43	$226	$373,954	$(14)	$(62,114)	$(94,761)	$218,944	$221,617	$30,986	$471,547
Issuance of Series A Convertible Preferred Stock	55,261	—	—	—	—	—	—	—	—	55,261	—	—	55,261
Offering costs - Series A Convertible Preferred Stock	(6,162)	—	—	—	—	—	—	—	—	(6,162)	—	—	(6,162)
Issuance of common stock	—	6	2	19	—	35,385	—	—	—	35,412	—	—	35,412
Offering costs - common stock	—	—	—	—	—	(2,817)	—	—	—	(2,817)	—	—	(2,817)
Distribution reinvestment	—	1	—	1	1	3,179	—	—	—	3,182	—	—	3,182
Exchanges and transfers	—	—	—	7	—	8,349	—	—	—	8,356	(8,356)	—	—
OP Units issued for real estate interests	—	—	—	—	—	—	—	—	—	—	14,213	—	14,213
Common stock/OP Units repurchased	—	(3)	—	(8)	(30)	(50,894)	—	—	—	(50,935)	(5,460)	—	(56,395)
Share-based compensation	—	—	—	—	—	248	—	—	—	248	3,781	—	4,029
Distributions to investors	—	—	—	—	—	—	(2,241)	(22,683)	—	(24,924)	(23,737)	(4,057)	(52,718)
Net (loss) income	—	—	—	—	—	—	—	—	(10,956)	(10,956)	(10,819)	1,152	(20,623)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	5,207	—	—	—	5,207	(5,207)	—	—
Balance at December 31, 2024	$50,668	$43	$4	$62	$197	$372,611	$(2,255)	$(84,797)	$(105,717)	$230,816	$186,032	$28,081	$444,929

Cottonwood Communities, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Issuance of Series A Convertible Preferred Stock	62,371	—	—	—	—	—	—	—	—	62,371	—	—	62,371
Offering costs - Series A Convertible Preferred Stock	(5,415)	—	—	—	—	—	—	—	—	(5,415)	—	—	(5,415)
Series A Convertible Preferred Stock repurchased	(783)	—	—	—	—	—	—	—	—	(783)	—	—	(783)
Issuance of common stock	—	3	1	14	—	21,397	—	—	—	21,415	—	—	21,415
Offering costs - common stock	—	—	—	—	—	(2,400)	—	—	—	(2,400)	—	—	(2,400)
Distribution reinvestment	—	1	—	1	1	3,409	—	—	—	3,412	—	—	3,412
Exchanges and transfers	(990)	—	—	7	—	8,243	—	—	—	7,260	(7,260)	—	—
Common stock/OP Units repurchased	—	(6)	(1)	(14)	(29)	(56,633)	—	—	—	(56,683)	(3,284)	—	(59,967)
RS Merger	—	—	—	2	—	2,072	—	—	—	2,074	198,792	12,408	213,274
Contributions from noncontrolling interests	—	—	—	—	—	499	—	—	—	499	574	8,529	9,602
Share-based compensation	—	—	—	—	—	351	—	—	—	351	3,058	—	3,409
Distributions to investors	—	—	—	—	—	—	(7,271)	(21,402)	—	(28,673)	(23,764)	(346)	(52,783)
Net loss	—	—	—	—	—	—	—	—	(4,844)	(4,844)	(6,304)	(1,740)	(12,888)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	53,407	—	—	—	53,407	(53,407)	—	—
Balance at December 31, 2025	$105,851	$41	$4	$72	$169	$402,956	(9,526)	(106,199)	(110,561)	$282,807	$294,437	$46,932	$624,176

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(12,888)	$(20,623)	$(44,898)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	57,351	65,343	59,041
Gain on sale of real estate assets	(64,754)	(47,311)	(24,075)
Gain on legal settlement	—	(16,020)	—
Gain on consolidation of development	—	—	(4,225)
Share-based compensation	3,409	4,029	3,011
Deferred taxes	(1,405)	(418)	35
Amortization of debt issuance costs, discounts and premiums	6,739	6,510	9,342
Paid-in-kind interest on construction loans	(1,589)	1,387	341
Derivative fair value adjustments	1,972	3,643	2,162
Loss on debt extinguishment	1,732	2,554	1,037
Impairment loss	957	—	—
Other operating	35	(601)	(318)
Equity in earnings of unconsolidated real estate entities	449	(5,761)	(6,466)
Distributions from unconsolidated real estate entities - return on capital	2,864	14,731	4,122
Changes in operating assets and liabilities:
Other assets	(9,684)	(1,247)	(6,945)
Performance participation allocation payment	—	—	(20,320)
Accounts payable, accrued expenses and other liabilities	(5,762)	9,227	5,587
Net cash (used in) provided by operating activities	(20,574)	15,443	(22,569)
Cash flows from investing activities:
Cash acquired in asset acquisition, net of cash consideration and transaction costs	2,046	—	—
Cash acquired on consolidation of real estate	—	4,485	5,807
Proceeds from sale of real estate assets, net	327,019	87,704	117,771
Promissory note to buyer of real estate assets	(7,000)	—	—
Capital expenditures and development activities	(51,357)	(52,363)	(50,401)
Investments in unconsolidated real estate entities	(13,186)	(2,558)	(40,885)
Proceeds from sale of investments in unconsolidated real estate entities	—	24,934	—
Distributions from unconsolidated real estate entities - return of capital	—	—	18,106
Contributions to investments in real estate-related loans	(12,198)	(21,279)	(8,777)
Other investing activities	96	—	—
Net cash provided by investing activities	245,420	40,923	41,621

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Payment on related party note	(800)	—	—
Principal payments on mortgage notes	(1,093)	(466)	(976)
Borrowings from revolving credit facility	17,000	139,851	111,000
Repayments on revolving credit facility	(90,250)	(73,000)	(152,600)
Borrowings under mortgage notes	88,533	106,082	366,963
Repayments of mortgage notes	(198,419)	(87,892)	(284,702)
Deferred financing costs on mortgage notes	(141)	(1,029)	(4,704)
Borrowings from construction loans	16,647	8,440	22,066
Repayments of construction loans	(42,463)	(95,771)	(37,000)
Payoff of preferred interest liability	—	(15,300)	—
Borrowings under land loans	19,240	—	—
Deferred financing costs on land loans	(222)	—	—
Repayments of related party notes assumed on acquisition	—	(1,332)	—
Proceeds from issuance of preferred stock	32,300	24,171	86,467
Offering costs paid on issuance of preferred stock	(3,260)	(3,160)	(10,378)
Repurchase of preferred stock	(55,523)	(4,348)	(2,587)
Proceeds from issuance of unsecured promissory notes	7,290	—	—
Offering costs paid on issuance of unsecured notes	(624)	—	—
Repurchase of unsecured promissory notes	(18,428)	(20,763)	(1,206)
Proceeds from issuance of Series A Convertible Preferred Stock	62,213	55,045	2,090
Cash received for future issuance of Series A Convertible Preferred Stock	1,450	—	—
Offering costs paid on issuance of Series A Convertible Preferred Stock	(5,390)	(6,155)	(513)
Repurchase of Series A Convertible Preferred Stock	(783)	—	—
Proceeds from issuance of common stock	21,465	35,412	27,131
Offering costs paid on issuance of common stock	(2,880)	(3,189)	(3,152)
Cash received for future issuance of OP Units	1,525	—	—
Repurchase of common stock/OP Units	(59,099)	(61,145)	(95,404)
Contributions from noncontrolling interests	9,605	—	—
Distributions to convertible preferred stockholders	(6,842)	(1,885)	(4)
Distributions to common stockholders	(18,222)	(19,544)	(21,871)
Distributions to noncontrolling interests - limited partners	(22,949)	(23,708)	(23,233)
Distributions to noncontrolling interests - partially owned entities	(347)	(4,056)	(1,150)
Net cash used in financing activities	(250,467)	(53,742)	(23,763)
Net (decrease) increase in cash and cash equivalents and restricted cash	(25,621)	2,624	(4,711)
Cash and cash equivalents and restricted cash, beginning of period	93,437	90,813	95,524
Cash and cash equivalents and restricted cash, end of period	$67,816	$93,437	$90,813

Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$39,454	$59,877	$63,800
Restricted cash	28,362	33,560	27,013
Total cash and cash equivalents and restricted cash	$67,816	$93,437	$90,813

Cottonwood Communities, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid for interest	$69,946	$82,321	$67,357
Income taxes paid	233	397	582

Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued deferred offering costs	$(465)	$(353)	$(1,387)
Distributions reinvested in common stock	3,412	3,182	2,353
Changes in accrued capital expenditures	1,138	(11,493)	(6,773)
Paid-in-kind interest related to construction	271	2,297	4,293
Changes in accrued redemptions	638	(4,666)	3,497
RealSource Acquisition
Real estate assets	$474,773	$—	$—
Investment in unconsolidated real estate entity	23,507	—	—
Mortgage notes assumed	(274,941)	—	—
Other assets and liabilities assumed, net	(11,402)	—	—
Value of CCI Common Stock/CROP Units issued for interests acquired	213,274	—	—
Cottonwood Lighthouse Point Acquisition
Real estate assets, net of cash acquired	$—	$86,961	$—
Mortgage note assumed	—	(47,581)	—
Other assets and liabilities assumed, net	—	(2,426)	—
Value of CROP Units issued for interests acquired	—	3,322	—
Alpha Mill Acquisition
Real estate assets, net of cash acquired	$—	$73,253	$—
Mortgage note assumed	—	(38,295)	—
Other assets and liabilities assumed, net	—	181	—
Value of CROP Units issued for interests acquired	—	10,891	19,829
Melrose Phase II Acquisition
Real estate assets, net of cash acquired	$—	$—	$39,582
Mortgage note assumed	—	—	(31,387)
Other assets and liabilities assumed, net	—	—	(280)
Value of CROP Units issued for interests acquired	—	—	3,110
805 Riverfront Acquisition
Real estate assets, net of cash acquired	$—	$—	$99,153
Mortgage note assumed	—	—	(45,306)
Other assets and liabilities assumed, net	—	—	15,300
Value of CROP Units issued for interests acquired	—	—	(14,907)

See accompanying notes to consolidated financial statements

Cottonwood Communities, Inc.
Notes to Consolidated Financial Statements
1.Organization and Business
Cottonwood Communities, Inc. (“CCI,” the “Company,” “we,” “us,” or “our”) invests in a diverse portfolio of multifamily apartment communities and multifamily real estate-related assets throughout the United States. We are externally managed by our advisor, CC Advisors III, LLC (“CC Advisors III”), a wholly owned subsidiary of our sponsor, Cottonwood
Communities Advisors, LLC (“CCA”). We were incorporated in Maryland in 2016. We own all of our assets through our operating partnership, Cottonwood Residential O.P., LP (“CROP”), and its subsidiaries. We are the sole member of
Cottonwood Communities GP Subsidiary, LLC, the sole general partner of CROP (“CCGP”) and own general partner interests in CROP alongside third-party limited partners.
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
As a perpetual-life REIT, we intend to offer common stock through public offerings that do not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. Our current offering, which commenced November 4, 2025, is for $675.0 million of shares of common stock in a primary offering and
$75.0 million under our distribution reinvestment plan (“DRP”). As of December 31, 2025, we have raised gross proceeds of
$388.4 million from all our public offerings, including $11.3 million in proceeds through our DRP.
Since November 2019, we have periodically conducted private placement offerings exempt from registration under the
Securities Act pursuant to which we have offered for sale to accredited investors preferred stock at a purchase price of $10.00 per share of preferred stock (the “Private Offerings”). As of December 31, 2025, we have raised gross proceeds of
$389.4 million from the Private Offerings. Additional information about our preferred stock is included in Note 9 for preferred stock accounted for as liabilities and Note 10 for preferred stock accounted for as equity.
In addition, we have a program through our taxable REIT subsidiary (the “DST Program”), to sell beneficial interests
(“DST Interests”) in Delaware statutory trusts (“DSTs”) holding real properties to accredited investors through private placement offerings exempt from registration under the Securities Act. We commenced our first offering of DST Interests in
Cottonwood Riverfront DST, a DST holding 805 Riverfront, in the third quarter of 2025. Our ownership interest in 805
Riverfront will decline as we raise proceeds in this DST offering. As of December 31, 2025, $11.0 million of DST Interests had been sold.
We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of December 31, 2025, our portfolio consists of ownership interests or structured investment interests in 45 multifamily apartment communities in 15 states with 12,780 units, including 198 units in one multifamily apartment community under construction or in lease-up and another 1,545 units in seven multifamily apartment communities in which we have a structured investment interest. In addition, we have an ownership interest in five land sites we plan to develop. We operate as one reportable segment comprised of multifamily real estate.
Merger with RealSource
On June 25, 2025, we entered into a stock-for-stock and unit-for-unit merger agreement with RealSource Properties,
Inc. (“RS”) and RealSource Properties OP, LP, the operating partnership of RS (“RSOP”).  The merger closed on December 18,
2025, whereby RS merged with and into CCGP and RSOP merged with and into CROP (the “RS Merger”).
At the effective time of the RS Merger, each issued and outstanding share of RS common stock was converted into
0.8634 shares of Class I common stock of CCI and each issued and outstanding common unit of limited partnership interests in
RSOP was converted into 0.8634 common units of limited partnership interest in CROP (“CROP Units”). The exchange ratio is subject to further adjustment as described in the Merger Agreement. A total of 182,605 shares of Class I common stock and
17,502,690 CROP Units were issued in connection with the RS Merger.
The RS Merger resulted in us acquiring 11 multifamily apartment communities totaling 3,565 units. In connection with the Merger, we also acquired third-party property management contracts on five additional properties totaling 985 units.

2.Summary of Significant Accounting Policies
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
We account for asset acquisitions by allocating the total cost to the individual assets acquired on a relative fair value basis. Real estate assets and liabilities include land, building, furniture, fixtures and equipment, other personal property, in-
place lease intangibles and debt. Asset acquisition accounting is also used when we acquire a controlling interest through the acquisition of additional interests in partially owned real estate.
Fair values are determined using methods similar to those used by independent appraisers, and include using replacement cost estimates less depreciation, discounted cash flows, market comparisons, and direct capitalization of net operating income. In determining fair values, we utilize a number of sources, including independent land appraisals which consider comparable market transactions, building replacement cost estimates based on property-specific characteristics and other publicly available market data. The fair value of debt assumed is determined using a discounted cash flow analysis based on remaining loan terms and principal. Discount rates are based on management’s estimates of current market interest rates for instruments with similar characteristics, and consider remaining loan term and loan-to-value ratio. The fair value of debt is a present value application which discounts the difference between the remaining contractual and market debt service payments at an equity discount rate. The equity discount rate is an estimated levered return and is calculated using the loan-to-value, unlevered property discount rate, and a market rate.
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
When we determine the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine recoverability by comparing the carrying amount of the asset to the net future undiscounted cash flows the asset is expected to generate. We recognize, if appropriate, an impairment equal to the amount by which the carrying amount exceeds the fair value of the asset. During the year ended December 31, 2025, we recognized an impairment loss of $1.0 million on The Archer. No impairment losses were recognized for the years ended December 31, 2024 and 2023 related to our long-lived assets.
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
We assess potential impairment of investments in unconsolidated real estate entities whenever events or changes in circumstances indicate that the fair value of the investment is less than its carrying value. To the extent impairment has occurred, and is not considered temporary, the impairment is measured as the excess of the carrying amount of the investment over the fair value of the investment. No impairment losses were recognized for the years ended December 31, 2025, 2024 and
2023 related to our investments in unconsolidated real estate entities.
Investments in Real Estate-Related Loans
Investments in real estate-related loans are mezzanine loans issued to entities pursuing apartment developments.
Interest is recorded over the life of the mezzanine loan as other revenues on the statements of operations.
We estimate an allowance for credit losses for each mezzanine loan using relevant available information relating to past events, current conditions and reasonable forecasts. As of December 31, 2025 and 2024, the allowance for credit losses on our mezzanine loans was not significant.
Cash and Cash Equivalents
We consider all cash on deposit, money market funds and short-term investments with original maturities of three months or less to be cash and cash equivalents. We maintain cash in demand deposit accounts at several major commercial banks where balances in individual accounts at times exceed FDIC insured amounts. To reduce the risk associated with the failure of such financial institutions, we periodically evaluate the credit quality of the financial institutions in which we hold deposits. We have not experienced any losses in such accounts.
Restricted Cash
Restricted cash primarily consists of a construction bond, escrow deposits held by title companies or by lenders for property taxes, insurance, debt service, future funding and replacement reserves, residents’ security deposits and cash in escrow for self-insurance retention.
Unsecured Promissory Notes
The 2019 6% Notes and 2025 7.25% Notes are unsecured notes issued to investors outside of the United States. These unsecured promissory notes are described in Note 7. These instruments are similar in nature, have fixed interest rates and maturity dates, and are denominated in U.S. dollars.
Preferred Stock
Series 2019 Preferred Stock, Series 2023 Preferred Stock, Series 2023-A Preferred Stock and Series 2025 Preferred
Stock are described in Note 9. These instruments are similar in nature and are classified as liabilities on the consolidated balance sheets due to the mandatory redemption of these instruments on a fixed date for a fixed amount. Preferred stock distributions for these series of preferred stock are recorded as interest expense.
Series A Convertible Preferred Stock is described in Note 10. These instruments are perpetual preferred stock and classified as equity. The Series A Convertible Preferred Stock is convertible into Class I shares of our common stock at the option of the shareholder and by us, subject to certain terms and conditions, including hold periods. Dividends on this series of preferred stock are recorded as distributions to the preferred stockholder.
Debt Financing Costs
Debt financing costs are presented as a direct deduction from the carrying amount of the associated debt liability, which includes mortgage notes, unsecured promissory notes, our revolving credit facility and mandatorily redeemable preferred stock. Debt financing costs are amortized over the life of the related liability through interest expense.
Revenue Recognition
We lease our multifamily residential units with rents generally due on a monthly basis. Terms are generally one year or less, renewable upon consent of both parties on an annual or monthly basis. Rental and other property revenues is recognized in accordance with Accounting Standards Codification (“ASC”) No. 842, Leases (“Topic 842”). Rental and other property revenues consist of rents and other fees charged to tenants and represent 90% of our total revenue for the year ended December
31, 2025.

Our non-lease related revenue consists of income earned from our property management, development, asset management and interest income from our investments in real estate-related loans. Property management and development revenue is derived primarily from our property management services, development and construction work, and internet services. Other revenues consists of interest revenue from our investments in real estate-related loans.
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
For the year ended December 31, 2025, we had an income tax benefit of $1.6 million and for the years ended
December 31, 2024 and 2023, we had an income tax expense of $38,000 and $0.3 million, respectively, of which all but an insignificant amount was current.
As of December 31, 2025 and 2024, our deferred tax liability was $8.0 million and $9.4 million, respectively, and is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.
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
The sale of beneficial interests in our DST program that do not result in a loss of control are accounted as equity transactions in accordance with ASC 810, Consolidation. Accordingly, no gain or loss is recognized in the consolidated statements of operations. The carrying amount of the noncontrolling interest is adjusted to reflect the change in ownership, and any difference between the consideration received and the adjustment to the noncontrolling interest is recorded in additional equity attributable to CCI common stock and CROP Units.
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
Organization and Offering Costs
Organization and offering costs for preferred stock accounted for as equity and for common stock are recorded as an offset to equity. As of December 31, 2025, we incurred $12.1 million and $23.1 million in total organization and offering costs related to the Series A Convertible Preferred Offering and the Follow-on Offering, respectively.
Organization and offering costs for preferred stock accounted for as liabilities, with the exception of preferred stock issued through our exchange offering, are deferred and amortized up to the redemption date through interest expense. We incurred $13.2 million in total organization and offering costs related to the offering of the Series 2019 Preferred Stock, which was fully subscribed and terminated in March 2022. We incurred $13.2 million in total organization and offering costs related to the offerings of the Series 2023 Preferred Stock, which was fully subscribed and terminated in December 2024. We incurred
$0.3 million in total organization and offering costs related to the offerings of the Series 2023-A Preferred Stock, which was fully subscribed and terminated in June 2024. As of December 31, 2025, we have incurred $3.5 million in total organization and offering costs related to the offering of  the Series 2025 Preferred Stock.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2024-03, Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific cost and expense categories in the notes to the financial statements. The ASU will be applied either prospectively or retrospectively and is effective for us for the year ended December 31, 2027, and interim reporting periods commencing in
2028. We are currently evaluating the effect the ASU will have on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax
Disclosures, which intends to improve the transparency of income tax disclosures. ASU No. 2023-09 is effective for us for the year ended December 31, 2025 and is to be adopted on a prospective basis with the option to apply retrospectively.  The ASU is effective for us for the year ended December 31, 2025, and interim periods commencing in 2026. There was no material impact on the consolidated financial statements.

3.Merger with RealSource
On December 18, 2025, we completed the Merger with the RS Parties (see Note 1). The Merger has been accounted for as an asset acquisition in accordance with ASC Topic 805 which requires that the cost of an acquisition be allocated on a relative fair value basis to the assets acquired and the liabilities assumed. The following table summarizes the fair value of total consideration transferred in the Merger ($ in thousands):

Consideration	December 18, 2025
Common Stock	$2,074
OP Units	198,792
Cash	1,605
Transaction costs	6,432
Total consideration	$208,903
The following table summarizes the estimated fair values assigned to the assets acquired and liabilities assumed (in thousands):

December 18, 2025
Real estate assets
Building	$352,897
Land	56,312
Land improvements	40,116
Personal property	11,210
Lease intangibles	14,231
Investments in unconsolidated real estate entities	23,507
Intangible assets - other (1)	4,472
Cash and restricted cash	9,380
Other assets	1,629
Mortgage notes	(274,941)
Accounts payable, accrued expenses and other liabilities	(17,502)
Noncontrolling interests	(12,408)
Fair value of net assets acquired	$208,903

(1) Included in other assets on the consolidated balance sheets. This balance represents property management contracts obtained in the RS Merger and will be amortized over five years.
4.Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets ($ in thousands):

	Balance at December 31,
	2025	2024
Land	$280,011	$265,635
Building and improvements	1,617,134	1,459,787
Furniture, fixtures and equipment	72,834	67,131
Intangible assets	49,348	37,782
Construction in progress (1)	89,184	46,965
	2,108,511	1,877,300
Less: Accumulated depreciation and amortization	(220,786)	(197,803)
Real estate assets, net	$1,887,725	$1,679,497

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our stabilized properties.

Asset Acquisitions
During the year ended December 31, 2025, we acquired $474.8 million of real estate assets in conjunction with our
Merger with the RS Parties (see Note 1 and Note 3).
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
Cottonwood Lighthouse Point was consolidated in March 2024 when we issued 259,246 CROP Units and assumed
$1.3 million in related party notes and interest to acquire the remaining 13.2% tenant in common interests in the property. The value of the CROP Units was $3.3 million. Cottonwood Lighthouse Point was previously accounted for as an equity method
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
Asset Dispositions
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
The promissory note is included in other assets on the consolidated balance sheet at December 31, 2025. As of December 31,
2025, interest receivable was $0.4 million.

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
The Marq Highland Park Tenant in Common Sale
On July 23, 2024, we sold 25.9% of tenant in common interests in The Marq Highland Park Apartments to unaffiliated third parties for net cash consideration of $7.2 million. As a result of this transaction, The Marq Highland Park was deconsolidated with our remaining ownership interest of 74.1% recorded at fair value as an investment in unconsolidated real estate. We engaged third-party specialists to assist in determining the fair value of the various components of this transaction, including the remaining ownership interest. Refer to Note 5.
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

5. Investments in Unconsolidated Real Estate Entities
Our investments in unconsolidated real estate entities consist of ownership interests in stabilized properties and preferred equity investments as follows as of December 31, 2025 and 2024 ($ in thousands):

			Balance at December 31,
Property / Development	Location	% Owned	2025	2024
Stabilized Properties
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	$8,377	$10,314
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	5,298	6,036
Fox Point (1)	Salt Lake City, UT	52.8%	11,775	12,570
The Marq Highland Park (1)	Tampa, FL	74.1%	19,860	22,265
Autumn Ridge (1) (2)	Raleigh, NC	92.4%	23,259	—

Preferred Equity Investments
417 Callowhill (3)	Philadelphia, PA		44,752	44,733
Infield (3)	Kissimmee, FL		20,389	15,408

Other Investments
Regenerant Venture (4)	Various		10,987	—
Other			242	230
Total			$144,939	$111,556

(1) We account for our tenant in common interests in these properties as equity method investments. Refer to Note 2.
(2) On December 18, 2025, we acquired an ownership interest in Autumn Ridge in conjunction with our Merger with the RS Parties.
(3) As of December 31, 2025, we have fully funded our commitments on both 417 Callowhill and Infield.
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

Our proportionate share of losses from unconsolidated stabilized properties for the years ended December 31, 2025,
2024 and 2023 was $3.2 million, $4.6 million and $5.4 million, respectively. During February 2023, we received $16.9 million and $1.2 million in distributions as a return of capital from debt refinances at Cottonwood Bayview and Toscana at Valley
Ridge, respectively. These amounts are included in equity in earnings of unconsolidated real estate entities in the consolidated statements of operations.
The following is a summary of certain operating and balance sheet data for our stabilized properties ($ in thousands):

Operating data:	2025 - For the Period Held as Equity Method Investments	2024 - For the Period Held as Equity Method Investments	2023 - For the Period Held as Equity Method Investments
Total revenues	$28,096	$27,496	$32,373
Total operating expenses	11,356	11,091	13,532
Total other expenses	(20,167)	(20,539)	(26,086)
Net loss	(3,427)	(4,134)	(7,245)

Balance sheet data:	December 31, 2025	December 31, 2024	December 31, 2023
Real estate assets	$302,489	$249,807	$362,157
Cash and cash equivalents	8,006	6,526	3,581
Total assets	311,007	256,854	374,392
Mortgage notes, net	228,423	195,060	235,343
Total liabilities	232,218	197,500	240,185

Certain investments have liquidation rights and priorities that are different from ownership percentages. For these investments, the hypothetical liquidation book value (“HLBV”) method was used to calculate equity in earnings. Under this method, equity in earnings or losses is based on changes in the amounts that would be received if the investee liquidated its assets at GAAP carrying values and distributed the proceeds in accordance with the governing agreements. The HLBV method is a balance sheet focused approach commonly applied to equity method investments where cash distributions are aligned with ownership percentages.
Equity in earnings for our preferred equity investments for the years ended December 31, 2025, 2024 and 2023 were
$3.0 million, $10.4 million and $11.9 million, respectively. These amounts relate to interest income and are included in equity in earnings of unconsolidated real estate entities in the consolidated statements of operations.
6.Investments in Real Estate-Related Loans
Our investments in real estate-related loans consist of the following as of December 31, 2025 and 2024 ($ in thousands):

				December 31, 2025			December 31, 2024
Property Name	Loan Type	Fixed Interest Rate	Maturity Date	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
2215 Hollywood (1)	Mezzanine Loan	14.5%	April 14, 2026	$10,045	$(9)	$10,036	$10,045	$(42)	$10,003
Monrovia Station (2)	Mezzanine Loan	16.5%	July 18, 2027	20,150	(76)	20,074	20,150	(126)	20,024
Prospect on Central (3)	Mezzanine Loan	15.0%	May 8, 2027	4,299	(27)	4,272	—	—	—
Bowline (4)	Mezzanine Loan	14.8%	May 20, 2029	8,418	(70)	8,348	—	—	—
Total				$42,912	$(182)	$42,730	$30,195	$(168)	$30,027

(1) The 2215 Hollywood loan was originated in April 2023 and has one 12-month extension option.
(2) The Monrovia Station loan was originated in July 2023 and has two 12-month extension options.
(3) On April 16, 2025, we provided a $5.1 million mezzanine loan to Prospect on Central, a mixed-use property in Denver, Colorado. The loan has two 12-
month extension options. As of December 31, 2025, carrying value includes $0.8 million of unamortized discount.

(4) On May 20, 2025, we provided a $8.4 million mezzanine loan to the sponsor of Bowline, a ground-up development in Santa Rosa Beach, Florida. The loan has two 12-month extension options.
We elected not to measure an allowance for credit losses on accrued interest receivable due to our policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of December 31, 2025 and 2024, interest receivable of
$13.0 million and $6.0 million, respectively, is included within other assets on the consolidated balance sheets and is excluded from the carrying value of investments in real estate-related loans.

7.Debt
Mortgage Notes and Revolving Credit Facility
The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of
December 31, 2025 and 2024 ($ in thousands):

Indebtedness	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	Principal Balance Outstanding
			December 31, 2025	December 31, 2024
Fixed rate loans
Fixed rate mortgages	4.53%	3.6 Years	$1,084,660	$808,056
Total fixed rate loans			1,084,660	808,056
Variable rate loans (2)
Floating rate mortgages	5.72% (3)	5.3 Years	166,598	273,416
Variable rate revolving credit facility	6.32%	2.0 Years	6,000	79,250
Total variable rate loans			172,598	352,666
Total secured loans			1,257,258	1,160,722
Unamortized debt issuance costs and discounts			(2,429)	(4,220)
Premium on assumed debt, net			(8,192)	(4,988)
Mortgage notes and revolving credit facility, net			$1,246,637	$1,151,514

(1) For loans where we have the ability to exercise extension options at our own discretion, subject to certain debt service coverage ratio, loan to cost or debt yield requirements, the maximum maturity date has been assumed.

(2) The interest rates of our variable rate loans are based on 30-Day Average SOFR or one-month SOFR (CME Term).
(3) Includes the impact of interest rate caps in effect on December 31, 2025.
As of December 31, 2025, our $100.0 million variable rate revolving credit facility was secured by Alpha Mill, with the amount available to draw subject to a cap based on certain loan-to-value ratios and other requirements. As of December 31,
2025, the amount available to draw on our variable rate revolving credit facility was capped at $25.4 million primarily due to the interest rate environment and the applicable debt-service coverage ratio.
Proceeds from the sale of Parc Westborough in May 2025 were used to pay down the balance on the revolving credit facility that was allocated to Alpha Mill such that the entire balance on the facility was reduced to $6.0 million.
Included in the December 31, 2025 principal balance outstanding is $278.9 million of fixed rate mortgage loans assumed in the RS Merger. Also included in the December 31, 2025 principal balance outstanding is mortgage debt on
Cottonwood Highland, which on August 28, 2025, was refinanced into a $46.9 million, 5.13% fixed rate mortgage loan that matures on September 1, 2030.
On June 27, 2025, we refinanced the bridge loan on 805 Riverfront on the property with a fixed rate mortgage loan and reduced the debt from $60.2 million to $42.6 million. The mortgage loan bears interest at 5.08% and has a seven-year term that matures on July 1, 2032.
Included in the December 31, 2024 principal balance outstanding is $46.1 million of variable rate mortgage debt on
Cottonwood Broadway, which was sold in February 2025. Refer to Note 4 above for additional discussion on this transaction.
We are in compliance with all covenants associated with our mortgage notes and revolving credit facility as of
December 31, 2025.

Construction Loans
Information on our construction loans is as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at
				December 31, 2025	December 31, 2024
Cottonwood Highland (1)	30-Day Average SOFR + 2.55%	May 1, 2029	$44,250	$—	$44,046
The Westerly (2)	One-Month SOFR + 3.00%	July 12, 2028	42,000	16,836	—
			$86,250	$16,836	$44,046

(1) On August 28, 2025, we refinanced the construction loan for Cottonwood Highland into a $46.9 million, 5.13% fixed rate mortgage loan that matures on September 1, 2030.
(2) In July 2023, we entered into a construction loan agreement for The Westerly, a development project in Millcreek, UT. Construction is expected to be completed in 2026.
Land Loans
Information on our land loans is as follows ($ in thousands):

			Principal Balance Outstanding
Development	Interest Rate	Maturity Date	December 31, 2025	December 31, 2024
Galleria (1)(2)	One-Month SOFR + 3.00%	February 25, 2026	$14,500	$—
3300 Cottonwood (1)(3)	7.29%	January 22, 2026	4,740	—
Total land loans			19,240	—
Unamortized debt issuance costs			(29)	—
Land loans, net			$19,211	$—

(1) We intend to repay these loans in cash upon maturity with proceeds from cash on hand and available capacity on our revolving credit facility.
(2) On January 21, 2026, we repaid $3.6 million of this loan to extend the maturity date to August 25, 2026.
(3) On January 22, 2026, we extended the maturity date to January 22, 2027.
Unsecured Promissory Notes, Net
We have issued unsecured promissory notes to investors outside of the United States. These notes are subordinate to all of CROP's debt. Information on our unsecured promissory notes is as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date	December 31, 2025	December 31, 2024
2019 6% Notes (1)	$25,000	6.50%	December 31, 2025	$—	$21,350
2025 7.25% Notes (1)	50,000	7.25%	December 31, 2029	10,195	—
	$75,000			$10,195	$21,350
Unamortized debt issuance costs				(600)
Unsecured promissory notes, net				$9,595

(1) On August 1, 2025, we launched a $50.0 million private placement offering of 2025 7.25% Notes. The notes bear interest at a rate of 7.25% and mature on
December 31, 2029, with two 12-month extension options. Through December 31, 2025, $2.9 million of 2019 6% Notes were exchanged for 2025 7.25%
Notes on a dollar-to-dollar basis. On December 31, 2025, we fully redeemed the remaining 2019 6% Notes that had not been exchanged for 2025 7.25%
Notes.

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to December 31,
2025 are as follows ($ in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Land Loans	Unsecured Promissory Notes	Total
2026	$49,144	$—	$19,240	$—	$68,384
2027	365,325	16,836	—	—	382,161
2028	145,915	—	—	—	145,915
2029	70,037	—	—	10,195	80,232
2030	408,917	—	—	—	408,917
Thereafter	217,920	—	—	—	217,920
	$1,257,258	$16,836	$19,240	$10,195	$1,303,529

Approximately $148.2 million of debt, which primarily comprises three mortgage notes with an aggregate principal balance of $130.0 million and land loans with an aggregate principal balance of $15.6 million, is scheduled to mature within twelve months of the issuance date of these consolidated financial statements. Our cash on hand and other liquidity sources are less than these maturities as of the issuance date of these consolidated financial statements.  However, we intend to address these upcoming maturities primarily through refinancing the maturing mortgage loans, selling a land parcel, and using cash on hand and available borrowing capacity under our revolving credit facility. We are actively engaged with our existing lenders and other potential financing sources regarding these refinancing efforts. The mortgage loans are secured by stabilized, income-
producing properties. We believe the operating performance of the underlying assets, current collateral values, and prevailing market conditions support refinancing. Accordingly, we believe it is probable that these plans will be effectively implemented and will enable us to satisfy our obligations as they come due.
8.Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of December 31, 2025 and 2024, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.
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

	As of December 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real estate-related loans	$42,730	$43,713	$30,027	$30,195
Unsecured note receivable	6,936	7,000	—	—
Total	$49,666	$50,713	$30,027	$30,195

Financial Liability:
Fixed rate mortgages	$1,084,660	$1,069,179	$808,056	$787,680
Floating rate mortgages	166,598	167,569	273,416	273,301
Variable rate revolving credit facility	6,000	6,000	79,250	79,250
Construction loans	16,836	16,836	44,046	44,046
Land loans	19,240	19,240	—	—
Series 2019 Preferred Stock	—	—	120,119	120,119
Series 2023 Preferred Stock	102,899	102,899	107,277	107,277
Series 2023-A Preferred Stock	2,950	2,950	2,950	2,950
Series 2025 Preferred Stock	101,780	101,780	—	—
Unsecured promissory notes, net	10,195	10,195	21,350	21,350
Total	$1,511,158	$1,496,648	$1,456,464	$1,435,973
All financial instruments in the table above are categorized as Level 2 in the fair value hierarchy.
9.Preferred Stock
We have (or had) four classes of preferred stock that are accounted for as liabilities on the consolidated balance sheets as they are (or were) mandatorily redeemable. Each class of preferred stock receives a fixed preferred dividend based on a cumulative, but not compounded, annual return. The Series 2019, Series 2023 and Series 2025 Preferred Stock have (or had)
redemption dates with extension options at our discretion, subject to an increase in the preferred dividend rate. We can also redeem our preferred stock early for cash plus all accrued and unpaid dividends.
With respect to distribution rights and rights upon liquidation, dissolution or winding up (i) the Series 2023, Series
2023-A and Series 2025 Preferred Stock rank senior to our common stock and our convertible preferred stock, (ii) the Series
2023 and Series 2025 Preferred Stock rank senior to the Series 2023-A Preferred Stock, and (iii) the Series 2023 Preferred
Stock ranks senior to the Series 2025 Preferred Stock.
Prior to redemption in 2025, Series 2019 Preferred Stock ranked senior to our common stock, convertible preferred stock, Series 2023-A and Series 2025 Preferred Stock. Series 2019 and Series 2023 Preferred Stock ranked on parity with each other.

Information on these classes of preferred stock as of December 31, 2025 and 2024 is as follows:

	Current Dividend Rate	Redemption Date	Maximum Extension Date	Shares Outstanding at
				December 31, 2025	December 31, 2024
Series 2019 Preferred Stock (1)(2)	6.00%	December 31, 2025	December 31, 2025	—	12,011,899
Series 2023 Preferred Stock (1)	6.00% (3)	June 30, 2027	June 30, 2029	10,289,916	10,727,658
Series 2023-A Preferred Stock	7.00%	December 31, 2027	N/A	295,000	295,000
Series 2025 Preferred Stock (1)	6.50% (4)	December 31, 2028	December 31, 2030	10,178,030	—

(1) During the year ended December 31, 2025, we exchanged 6,626,892 shares ($66.3 million) of Series 2019 Preferred Stock and 332,722 shares ($3.3 million) of Series 2023 Preferred Stock for Series 2025 Preferred Stock.

(2) On October 31, 2025, we redeemed all outstanding Series 2019 Preferred Stock for $52.9 million in cash.
(3) The first-year extension dividend rate, applicable from July 1, 2027 to June 30, 2028, is 6.25%. The fully extended dividend rate, applicable from July 1, 2028 to June 30, 2029, is 6.50%.
(4) The first-year extension dividend rate, applicable from January 1, 2029 to December 31, 2029, is 6.75%. The fully extended dividend rate, applicable from January 1, 2030 to December 31, 2030, is 7.00%.

	December 31, 2025	December 31, 2024
Preferred stock outstanding	$207,629	$230,346
Unamortized offering costs and discounts	(9,062)	(9,274)
Preferred stock, net	$198,567	$221,072
All offerings of preferred stock listed above have terminated other than the Series 2025 Preferred Stock offering.
Series 2025 Preferred Stock is being offered (i) for cash at a purchase price of $10.00 per share (with discounts available to certain categories of purchasers) and (ii) through September 30, 2025, could be exchanged for the outstanding shares of our
Series 2019 Preferred Stock at a ratio between 1:1 and 1:1.0782 and our Series 2023 Preferred Stock at a ratio of 1:1. The offerings of Series 2025 Preferred Stock commenced in December 2024 and is ongoing, with our first shares issued in January
2025.
During the year ended December 31, 2025, we issued $102.2 million of Series 2025 Preferred Stock, of which $70.1 million was exchanged for Series 2019 Preferred Stock and $32.1 million was issued for cash. Selling commissions and expenses, legal and other third-party costs for exchanges were expensed under debt modification accounting. During the year ended December 31, 2025, these expenses were $6.1 million and included in other expense in the consolidated statements of operations.
Preferred Stock Dividends
Dividends on preferred stock accounted for as liabilities are recorded through interest expense in the condensed consolidated statements of operations. The following table summarizes our dividend activity for the years ended December 31,
2025, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Series 2019 Preferred Stock	$3,675	$7,316	$6,913
Series 2023 Preferred Stock	6,303	5,673	3,187
Series 2023-A Preferred Stock	206	206	52
Series 2025 Preferred Stock	4,425	—
Total	$14,609	$13,195	$10,152

Preferred Stock Repurchases
The following table summarizes our repurchase activity for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2025		2024		2023
	Number of shares	Aggregate dollar amount	Number of shares	Aggregate dollar amount	Number of shares	Aggregate dollar amount
Series 2019 Preferred Stock	91,886	$892	414,697	$3,986	279,889	$2,666
Series 2023 Preferred Stock	105,020	994	81,200	731	5,000	45
Series 2025 Preferred Stock	38,334	345	—	—	—
Total	235,240	$2,231	495,897	$4,717	284,889	$2,711
10.Stockholders’ Equity
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
Subject to certain terms and conditions set forth in the Articles Supplementary for the Convertible Preferred Stock, the
Convertible Preferred Stock is convertible into Class I shares of our common stock in an amount equal to the purchase price of
$10.00 divided by the net asset value for the Class I shares on the conversion date. The Convertible Preferred Stock is being offered for sale pursuant to a private offering to accredited investors only. The Series A Convertible Preferred Stock ranks senior to our common stock and junior to the Series 2019 (prior to redemption in 2025), the Series 2023, Series 2023-A and the
Series 2025 Preferred Stock with respect to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of our business.
Our board of directors has approved the conversion of eligible Convertible Preferred Stock (i.e. those shares that have been outstanding for at least two years) into our Class I common stock on each of December 1, 2025, January 1, 2026, February
1, 2026, March 1, 2026 and April 1, 2026.  We expect our board of directors to continue to approve the conversion of eligible
Convertible Preferred Stock for record dates after April 1, 2026. As of December 31, 2025, 99,000 shares of Convertible
Preferred Stock have been exchanged.
As of December 31, 2025, there were 11,982,475 shares of Convertible Preferred Stock issued and outstanding.
During the years ended December 31, 2025 and 2024, we paid aggregate dividends on our Convertible Preferred Stock of $6.8 million and $1.9 million. During the year ended December 31, 2023, we incurred an insignificant amount in dividends on our
Convertible Preferred Stock as the first shares of Convertible Preferred Stock were issued in November 2023.
During the year ended December 31, 2025, we repurchased 84,000 shares of Convertible Preferred Stock for $0.8 million at a repurchase price of $9.32. We had no unfulfilled repurchase requests during the year ended December 31, 2025.

Common Stock
The following table summarizes the changes in the shares outstanding for each class of outstanding common stock for the periods presented below:

	Class
	T	D	I	A	Total
Balance at December 31, 2022	4,815,122	64,673	3,861,049	26,604,864	35,345,708
Issuance of common stock	644,374	148,629	650,383	—	1,443,386
Distribution reinvestment	31,289	682	24,344	74,304	130,619
Exchanges and transfers (1)	(1,723)	—	480,749	—	479,026
Repurchases of common stock	(1,571,844)	(11,241)	(720,082)	(3,447,291)	(5,750,458)
Balance at December 31, 2023	3,917,218	202,743	4,296,443	23,231,877	31,648,281
Issuance of common stock	652,724	189,549	1,933,849	—	2,776,122
Distribution reinvestment	68,355	4,574	57,429	118,774	249,132
Exchanges and transfers (1)	(20,174)	—	674,236	—	654,062
Repurchases of common stock	(328,617)	(10,389)	(799,154)	(2,991,807)	(4,129,967)
Balance at December 31, 2024	4,289,506	386,477	6,162,803	20,358,844	31,197,630
Issuance of common stock	348,136	95,924	1,580,627	—	2,024,687
Distribution reinvestment	87,327	12,856	74,461	118,302	292,946
Exchanges and transfers (1)	—	—	694,612	—	694,612
Repurchases of common stock	(596,820)	(61,547)	(1,363,336)	(2,929,448)	(4,951,151)
Balance at December 31, 2025	4,128,149	433,710	7,149,167	17,547,698	29,258,724

(1) Exchanges represent the number of shares CROP Unit holders have exchanged for Class I shares during the period. Transfers represent Class T shares that were converted to Class I shares during the period.

Common Stock Distributions
Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through the DRP.
The following table summarizes our distribution activity for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Paid in cash	$18,222	$19,544	$21,871
Reinvested in shares	3,411	3,182	2,353
Total	$21,633	$22,726	$24,224
Distributions are declared monthly for each share of our common stock. The following table summarizes monthly distributions declared over the last three years, as well as on an annualized basis:

	Declared per Common Share, monthly	Declared per Common Share, annually
January 2023 through July 2025	$0.06083333	$0.73
August 2025	0.05944444	0.71
September 2025	0.05805556	0.70
October through December 2025	0.05666667	0.68
For the years ended December 31 2024 and 2023, 100% (unaudited) of distributions to stockholders were reported as a return of capital or, to the extent they exceed a stockholder’s adjusted tax basis, as gains from the sale or exchange of property.
For the 2025 tax year, all distributions were capital gain distributions.

Common Stock Repurchases
Below is a summary of common share repurchases pursuant to our share repurchase program for the years ended
December 31, 2025, 2024 and 2023 ($ in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023

Number of shares repurchased	4,951,151	4,129,967	5,750,458
Aggregate dollar amount of shares repurchased	$56,682	$50,935	$95,285
Average repurchase price	$11.45	$12.32	$16.57
11.Related Party Transactions
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
Management Fee. CROP pays our advisor a management fee monthly in an annualized amount as follows: 1.5% of the net asset value of CROP through September 18, 2023; 1.5% of the adjusted net asset value of CROP through December 18,
2025; 1.25% of the adjusted net asset value of CROP through December 31, 2025.  The net asset value of CROP is determined pursuant to our valuation guidelines and reflective of the ownership interest held by CROP in such gross assets.  Adjusted net asset value of CROP includes the value attributable to preferred stock that is convertible into common equity.
Management fees to our advisor for the years ended December 31, 2025, 2024 and 2023 were $12.2 million, $12.5 million and $17.3 million, respectively.
Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us. There were no acquisition expense reimbursements for the years ended December 31, 2025, 2024 and 2023.
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
Due to the decrease in the value of our net assets, no performance participation allocation was incurred during the years ended December 31, 2025, 2024 or 2023.
Block C
We, through our indirect subsidiaries, have a joint venture investment in Block C for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North, and The Archer. As of December

31, 2025, entities affiliated with us and our advisor (the “Affiliated Members”) have made aggregate capital contributions of
$10.9 million towards the joint venture. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. The Affiliated Members participate in the economics of
Block C on the same terms and conditions as us. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs Act of
2017. As of December 31, 2025, our ownership in the Block C joint venture was 82.4%. On January 31, 2025, we entered into a contract to sell The Archer to an unrelated party for $3.0 million. This transaction is expected to close in the third quarter of
2026.
Reimbursable Operating Expenses
Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. Our conflicts committee determined that no reimbursement was required as of December 31, 2025, 2024 and 2023.
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
On December 18, 2025, in conjunction with the RS Merger, we assumed a $1.6 million loan payable to Nate Hanks, brother to our Chief Development Officer, Stan Hanks. This loan matures on June 30, 2026 and accrues interest at a fixed rate of 5.0%. On December 31, 2025, we repaid $0.8 million of this loan. Accrued interest at December 31, 2025 was $0.1 million.
This loan, plus its accrued interest, is included within related party payables on the consolidated balance sheets.
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
APT has transitioned its services from a coworking agreement to a license agreement based on occupied units instead of total units. We amended the Services Agreement effective September 1, 2024 which reduced the Service Fee from $10.00 per apartment unit per month to $5.00 per occupied apartment unit per month for any unit not covered under the license agreement. In addition, the amendment provides that the services agreement will terminate upon the earlier of i) the unit-by-unit transition resulting in no additional units receiving payment under the coworking agreement; and (ii) September 30, 2025.  As of September 30, 2025, this agreement has been terminated.

The following are the fees paid or incurred to APT under these agreements for the periods presented ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Reimbursement and Cost Sharing Agreement	$15	$14	$—
Coworking Space Design Agreement	35	452	250
Services Agreement, net revenue share	90	328	410
Western Gardens Transaction
The members of our conflicts committee not otherwise interested in the transaction, have approved our participation, through CROP and its subsidiaries, in a development project, including a related syndication for third-party capital, for 166 residential units in central Salt Lake City, Utah, referred to as Western Gardens (the “Western Gardens Project”). Currently, the
Western Gardens Project is owned indirectly by certain of our executive officers as follows: Daniel Shaeffer (8.139%), Chad
Christensen (14.2440%) and Gregg Christensen (14.2440%). In addition, extended family of our executive officers directly or indirectly own the remaining interests in the project, including Daniel Shaeffer’s sister (12.8104%) and his mother (24.4183%)
and Gregg Christensen’s father-in-law (0.8889%).
In connection with the Western Gardens Project, we expect to engage in the following transactions: (i) a subsidiary of
CROP will provide a promissory note on the property in an amount up to $21.1 million with an interest rate of 8% and interest only payments with principal due upon maturity to fund development costs while third party capital is raised, (ii) CROP will provide development services and guaranty a third-party construction loan in exchange for a development fee (4%), a guaranty fee (1%) and a promote (8% preferred with a 50/50 catch up to 20%, 80/20 to 15% and 65/35 thereafter), which fees will not be borne by our insiders’ investment in the project, (iii) we will allow additional investment in the Western Gardens Project by our officers and directors up to a maximum amount, (iv) CROP will provide property management services upon completion for a fee (3%), and (v) we may invest in the Western Gardens Project alongside our officers and director if sufficient capital is not raised in the syndication.
As of December 31, 2025, we have invested $1.3 million in this project, which is included in real estate assets, net on the consolidated balance sheets.
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
Independent Director Compensation
For each of the years ended December 31, 2025 and 2024, each independent director was paid an annual cash retainer of $60,000 for their service and received an annual grant of time-based LTIP Units with a value of $95,000 at the time of grant.
For the year ended December 31, 2023, each independent director was paid an annual cash retainer of $50,000 for their service and received an annual grant of time-based LTIP Units with a value of $85,000 at the time of grant. The LTIP Units have a one-
year vesting schedule.
For each of the years ended December 31, 2025 and 2024, independent board members which served as chairperson of each of the audit, compensation and conflicts committees received an additional annual cash retainer of $20,000, $15,000 and
$15,000. For the year ended December 31, 2023, independent board members which served as chairperson of each of the audit, compensation and conflicts committees received an additional annual cash retainer of $15,000, $10,000 and $10,000, respectively.

12.Other Assets and Accounts Payable, Accrued Expenses and Other Liabilities
The following table is a summary of other assets as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Intangible assets, net	$15,455	$12,939
Broadway seller note	6,936	—
Interest receivable from real estate-related loans	12,993	5,957
Other operating receivables	5,315	3,213
Prepaid expenses	4,038	3,116
Derivative assets	445	2,417
Tenant receivables	749	547
Other assets	1,325	1,149
Total other assets	$47,256	$29,338
The following table is a summary of accounts payable, accrued expenses and other liabilities as of December 31, 2025 and 2024 ($ in thousands):

	December 31,
	2025	2024
Deferred revenue	$12,878	$12,042
Deferred tax liabilities	7,954	9,359
Real estate taxes payable	9,577	7,209
Development and capital accruals	7,831	6,693
Accrued interest	5,129	5,798
Accrued distributions	6,321	5,377
Accrued redemptions	5,631	4,993
Accounts payable and accrued operating expenses	8,661	3,906
Accrued commissions	2,587	3,052
Security deposits	2,812	2,325
Other payables	3,198	190
Total accounts payable, accrued expenses and other liabilities	$72,579	$60,944
13.Variable Interest Entities
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
As of December 31, 2025 and 2024, we had 13 and eight, respectively, consolidated properties not wholly owned by us that are held in VIEs. As with our wholly owned properties, the debt is collateralized by the real estate for each respective property and assets can only be used to settle obligations of each respective VIE. Creditors of consolidated VIEs do not have recourse to our general credit.
In cases where we become the primary beneficiary of a VIE, we recognize a gain or loss for the difference between the sum of (1) the fair value of any consideration paid, the fair value of the noncontrolling interest, and the reported amount of our equity method investment and (2) the net fair value of identifiable assets and liabilities of the VIE.

The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	December 31, 2025	December 31, 2024
Assets:
Real estate assets, net	$889,047	$482,871
Cash and cash equivalents	8,094	5,257
Restricted cash	12,314	8,447
Other assets	2,646	2,347
Total assets	$912,101	$498,922

Liabilities:
Mortgage notes and revolving credit facility, net	$624,766	$354,761
Construction loans, net	—	44,046
Accounts payable, accrued expenses and other liabilities	17,412	10,905
Total liabilities	$642,178	$409,712
14.Noncontrolling Interests
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
During the years ended December 31, 2025, 2024 and 2023, we paid aggregate distributions to noncontrolling CROP
Unit holders of $22.9 million, $23.7 million and $23.2 million, respectively.
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
As of December 31, 2025, there were 305,622 unvested time LTIP awards and 597,133 unvested performance LTIP awards outstanding. Share-based compensation, included within other in the consolidated statements of stockholders’ equity, was $3.1 million, $3.8 million and $2.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Total unrecognized compensation expense for LTIP Units at December 31, 2025 is $2.4 million and is expected to be recognized on a straight-line basis through December 2029.
Noncontrolling Interests - Partially Owned Entities
As of December 31, 2025, noncontrolling interests in entities not wholly owned by us ranged from 1% to 58%, with the average being 10%. The sale of beneficial interests in our DST program was recorded as additional noncontrolling interest of $8.5 million.

15.Commitments and Contingencies
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
Litigation
We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of December 31, 2025, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.
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

Share Purchase Anniversary	Series 2023	Series 2023-A	Series A Convertible	Series 2025
Less than 1 year	$9.00	$9.20	$9.00	$9.00
1 year	$9.00	$9.40	$9.10	$9.20
2 years	$9.20	$9.60	$9.20	$9.40
3 years	$9.40	$9.60	$9.30	$9.60
4 years	$9.60	$9.60	$9.40	$9.80
5 years	$9.80	$9.60	$9.40	$10.00
6 years	$9.80	$9.60	$9.80	$10.00
A stockholder’s death or complete disability, 2 years or more	$10.00	$10.00	$10.00	$10.00
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
Common Limited CROP Units
After a common limited partner has held its Common Limited CROP Units for at least one year and subject to compliance with securities regulations and the requirements to maintain REIT status, the common limited partner can submit a redemption request to CROP for all or a portion of their Common Limited CROP Units for cash. CROP will redeem such units for cash unless we elect, in our sole discretion, to purchase such units for cash or exchange such units for shares of our common stock of equivalent number. If we elect to exchange such units for shares of our common stock, the requesting common limited partner has the right to withdraw its redemption request for 30 days. A common limited partner may not deliver more than two redemption notices during each calendar year and may not exercise the redemption right for less than 1,000 units or, if such common limited partner owns less than 1,000 units, all of the units held by such common limited partner.
16.Earnings per Share
The following table sets forth the computation of our net loss per common share - basic and diluted ($ in thousands except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator for net loss per common share - basic and diluted:
Net loss	$(12,888)	$(20,623)	$(44,898)
Net loss attributable to noncontrolling interests - limited partners	6,304	10,819	21,355
Net loss (income) attributable to noncontrolling interests - partially owned entities	1,740	(1,152)	295
Preferred distributions	(7,271)	(2,241)	—
Numerator for net loss per common share - basic and diluted	$(12,115)	$(13,197)	$(23,248)

Denominator for net loss per common share - basic and diluted:	30,555,609	31,658,678	34,305,590
Net loss per common share - basic and diluted	$(0.40)	$(0.42)	$(0.68)
For the years ended December 31, 2025, 2024 and 2023, convertible preferred shares, CROP units and long-term compensation shares and units are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive.
17.Segment Financial Information
As of December 31, 2025, we owned and operated 37 operating multifamily apartment properties in 15 different states from which we derive all significant sources of earnings and operating cash flows. Of our portfolio of multifamily properties,
32 are consolidated for financial reporting purposes and five are unconsolidated. We view each of these properties as an operating segment due to them having discrete financial information that is regularly reviewed by our chief operating decision maker (“CODM”) at least quarterly. These operating segments, consolidated and unconsolidated, are aggregated into a single reportable segment as they have similar long-term economic characteristics, facilities, services and residents. The accounting policies of our reportable segment are the same as those described in the summary of significant accounting policies in Note 2.
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

The following table details Reportable Segment NOI, including significant expenses, for the years ended December
31, 2025, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Reportable segment rental and other property revenues	$166,881	$173,244	$177,266
Reportable segment property operations expense
Real estate taxes	21,291	22,674	23,366
Payroll and benefits	12,741	13,103	12,287
Utilities	11,169	10,709	10,086
Repairs and maintenance	8,063	8,240	7,938
Insurance	5,618	6,917	7,488
Other property expenses (1)	4,422	5,582	4,836
Total reportable segment property operations expense	63,304	67,225	66,001
Total reportable segment net operating income	$103,577	$106,019	$111,265

(1) Other property expenses include general and administrative, marketing and advertising, and other non-recurring expenses.
The following table reconciles reportable segment net operating income to the reported net loss attributable to common stockholders in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 ($ in thousands):

	Year Ended December 31,
	2025	2024	2023
Total reportable segment net operating income	$103,577	$106,019	$111,265
Rental and other property revenues of unconsolidated properties (1)	(28,094)	(27,495)	(34,433)
Property operations expense of unconsolidated properties (1)	10,578	10,524	13,236
Property management revenues	6,856	8,322	9,699
Other revenues	8,291	4,412	1,873
Property management expense	(18,299)	(17,896)	(17,290)
Asset management fee	(12,150)	(12,485)	(17,304)
Depreciation and amortization	(57,351)	(65,343)	(59,041)
General and administrative expenses	(10,275)	(9,083)	(11,371)
Impairment loss	(957)	—	—
Equity in earnings of unconsolidated real estate entities (2)	(449)	5,761	6,466
Interest income	2,024	1,866	1,906
Interest expense	(71,997)	(83,598)	(74,431)
Loss on debt extinguishment	(1,732)	(2,554)	(1,037)
Gain on sale of real estate assets	64,754	47,311	24,075
Gain on legal settlement	400	16,020	—
Gain on consolidation of development	—	—	4,225
Promote from incentive allocation agreement	—	—	119
Other expense	(9,679)	(2,366)	(2,552)
Income tax benefit (expense)	1,615	(38)	(303)
Net loss attributable to noncontrolling interests - limited partners	6,304	10,819	21,355
Net loss (income) attributable to noncontrolling interests - partially owned entities	1,740	(1,152)	295
Less preferred stock dividends	(7,271)	(2,241)	—
Net loss attributable to common stockholders	$(12,115)	$(13,197)	$(23,248)

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

	Year Ended December 31,
	2025	2024	2023
Reportable segment rental and other property revenues	$166,881	$173,244	$177,266
Rental and other property revenues of unconsolidated properties	(28,094)	(27,495)	(34,433)
Rental and other property revenues	$138,787	$145,749	$142,833

Reportable segment property operations expense	$63,304	$67,225	$66,001
Property operations expense of unconsolidated properties	(10,578)	(10,524)	(13,236)
Property operations expense	$52,726	$56,701	$52,765
18.Subsequent Events
We have evaluated subsequent events from December 31, 2025 up until the date the consolidated financial statements are issued for recognition or disclosure and have determined there are none to be reported or disclosed in the consolidated financial statements other than those mentioned below.
Status of the Series A Convertible Private Offering
Through March 25, 2026, we sold 1,504,507 shares of Series A Convertible Preferred Stock for aggregate gross offering proceeds of $14.6 million. In connection with the sale of these shares in the Series A Convertible Private Offering, we paid aggregate selling commissions of $0.5 million and placement fees of $0.4 million. As of March 25, 2026, there were
12,735,652 shares of our Series A Convertible Preferred Stock outstanding.
As of March 25, 2026, 813,330 shares of Convertible Preferred Stock have been exchanged for Class I common stock.
Status of the Series 2025 Private Offering
Through March 25, 2026, we sold 674,400 shares of Series 2025 Preferred Stock for aggregate gross offering proceeds of $6.6 million. In connection with the sale of these shares in the Series 2025 Private Offering, we paid aggregate selling commissions of $0.3 million and placement fees of $0.2 million. As of March 25, 2026, there were 10,839,029 shares of our
Series 2025 Preferred Stock outstanding.
Sales of Common Stock
Through March 25, 2026, we sold the following through our public offering of common stock ($ in thousands):

	Class
	T	D	I	A	Total
Shares issued through Primary Offerings	589,661	—	594,591	—	1,184,252
Shares issued through DRP Offerings	23,955	3,516	19,747	25,395	72,613
Gross Proceeds	$6,853	$—	$6,754	$—	$13,607
Distributions Declared - Common Stock
We declared the following monthly distributions after December 31, 2025:

Stockholder Record Date	Monthly Rate	Annually
January 31, 2026	$0.05666667	$0.68
February 28, 2026	$0.05666667	$0.68
March 31, 2026	$0.05666667	$0.68

Grant of LTIP Unit Awards
On January 2, 2026, we issued LTIP Units from the Operating Partnership to our executive officers and certain employees as approved by our compensation committee. The compensation committee approved awards of time-based LTIP
Units in an aggregate amount of $2,862,000. Each award will vest approximately one-quarter of the awarded amount on
January 1, 2027, 2028, 2029 and 2030.
The compensation committee also approved awards of performance-based LTIP Units to our executive officers and certain of our employees in an aggregate target amount of $3,458,000. The actual amount of each performance-based LTIP Unit award will be determined at the conclusion of a three-year performance period and will depend on the internal rate of return as defined in the award agreement. The earned LTIP Units will become fully vested on the first anniversary of the last day of the performance period, subject to continued employment with the advisor or its affiliates. The number of units granted were valued by reference to our November 30, 2025 NAV per share as announced on December 16, 2025 of $11.3578.
Equity Incentive Plan
On January 2, 2026, we issued an aggregate grant of 58,849 restricted stock units with a four-year vesting schedule.
Cottonwood Apartments Syndication
On February 6, 2026, we completed the sale of a 99.9% interest in Cottonwood Apartments and reserved net proceeds of $20.8 million for a potential Section 1031 exchange.
Western Gardens
On January 20, 2026, we entered into a promissory note agreement to provide up to $21.1 million to fund development costs of the project while third party capital is raised. The note has an interest rate of 8.0% and interest only payments with principal due upon maturity.

Cottonwood Communities, Inc.
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands)

					Initial Cost to Company			Gross Amount Carried as of December 31, 2025
Description	Location	Ownership Percent	Number of Units	Encumbrances	Land	Buildings, Intangibles and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings, Intangibles and Improvements	Total (1)	Accumulated Depreciation and Amortization (2)	Year(s) Built	Date Acquired
Stabilized Multifamily Apartment Communities:
805 Riverfront	West Sacramento, CA	85.1%	285	$(42,556)	$11,279	$92,100	$3,400	$11,279	$95,500	$106,779	$(7,215)	2023	9/30/2023
Alpha Mill	Charlotte, NC	100.0%	267	(6,000)	11,586	64,110	860	11,586	64,970	76,556	(5,688)	2014	5/7/2021
Alkire Glen	Columbus, OH	93.5%	252	(19,593)	2,515	38,476	4	2,515	38,480	40,995	(155)	2000	12/18/2025
Antero	Colorado Springs, CO	94.7%	528	(41,100)	11,344	64,421	5	11,344	64,426	75,770	(263)	1985	12/18/2025
Cason Estates	Murfreesboro, TN	100.0%	262	(37,462)	4,806	46,666	2,091	4,806	48,757	53,563	(9,959)	2005	5/7/2021
Cottonwood Apartments	Salt Lake City, UT	100.0%	264	(35,430)	6,556	40,745	2,235	6,556	42,980	49,536	(8,876)	1986	5/7/2021
Cottonwood Clermont	Clermont, FL	100.0%	230	(34,011)	5,705	76,805	625	5,705	77,430	83,135	(11,833)	2020	9/21/2022
Cottonwood Highland	Salt Lake City, UT	42.0%	250	(46,862)	7,405	1,695	57,762	7,405	59,457	66,862	(4,625)	2023	5/7/2021
Cottonwood Lighthouse Point	Pompano Beach, FL	100.0%	243	(47,964)	12,156	76,686	995	12,156	77,681	89,837	(7,214)	2015	6/22/2022
Cottonwood Reserve	Charlotte, NC	91.1%	352	(48,049)	12,634	64,168	2,698	12,634	66,866	79,500	(14,518)	2004, 2017	5/7/2021
Cottonwood Ridgeview	Plano, TX	100.0%	322	(65,300)	9,275	59,392	1,821	9,275	61,213	70,488	(9,109)	2004	9/19/2022
Cottonwood Westside	Atlanta, GA	100.0%	197	(26,986)	8,641	39,324	1,002	8,641	40,326	48,967	(8,015)	2014	5/7/2021
Enclave on Golden Triangle	Keller, TX	98.9%	273	(48,400)	4,888	46,712	1,504	4,888	48,216	53,104	(9,362)	2006	5/7/2021
Heights at Meridian	Durham, NC	100.0%	339	(53,401)	5,971	74,022	1,603	5,971	75,625	81,596	(15,046)	2015	5/7/2021
Lake St. James	Conyers, GA	100.0%	484	(48,724)	7,976	50,218	77	7,976	50,295	58,271	(247)	1998	12/18/2025
Melrose	Nashville, TN	100.0%	220	(56,600)	8,822	58,676	2,430	8,822	61,106	69,928	(12,490)	2015	5/7/2021
Melrose Phase II	Nashville, TN	100.0%	139	(32,400)	5,156	34,526	252	5,156	34,778	39,934	(3,922)	2018	8/2/2023
Morgan Ridge	Winston-Salem, NC	96.1%	432	(33,425)	4,649	62,037	15	4,649	62,052	66,701	(240)	2002	12/18/2025
Park at Midtown	Greensboro, NC	93.0%	216	(15,979)	2,530	29,390	4	2,530	29,394	31,924	(127)	1986	12/18/2025
Park at Oak Ridge	Greensboro, NC	93.0%	232	(18,367)	2,704	31,567	11	2,704	31,578	34,282	(137)	1987	12/18/2025
Park Avenue (3)	Salt Lake City, UT	100.0%	234	(43,453)	12,369	29,931	25,674	12,369	55,605	67,974	(7,760)	2022	5/7/2021

Cottonwood Communities, Inc.
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands)

					Initial Cost to Company			Gross Amount Carried as of December 31, 2025
Description	Location	Ownership Percent	Number of Units	Encumbrances	Land	Buildings, Intangibles and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Buildings, Intangibles and Improvements	Total (1)	Accumulated Depreciation and Amortization (2)	Year(s) Built	Date Acquired
Pavilions	Albuquerque, NM	96.4%	240	(58,500)	5,924	55,177	2,256	5,924	57,433	63,357	(11,099)	1992	5/7/2021
Raveneaux	Houston, TX	97.0%	382	(47,400)	6,249	51,251	1,744	6,249	52,995	59,244	(10,671)	2000	5/7/2021
Regatta	Houston, TX	100.0%	490	(35,100)	8,449	39,651	3,391	8,449	43,042	51,491	(9,294)	1968-1976	5/7/2021
Retreat at Peachtree City	Peachtree City, GA	100.0%	312	(58,412)	5,669	66,888	2,016	5,669	68,904	74,573	(14,735)	1999	5/7/2021
Scott Mountain	Portland, OR	95.8%	262	(48,105)	6,952	63,758	2,020	6,952	65,778	72,730	(12,627)	1997, 2000	5/7/2021
Steepleway Downs	Houston, TX	100.0%	224	(12,829)	5,394	9,398	20	5,394	9,418	14,812	(76)	1984	12/18/2025
Stonebriar of Frisco	Frisco, TX	84.2%	306	(53,600)	5,737	53,463	2,580	5,737	56,043	61,780	(10,890)	1999	5/7/2021
Summer Park	Buford, GA	98.7%	358	(52,398)	9,474	66,200	2,257	9,474	68,457	77,931	(14,022)	2001	5/7/2021
The Retreat at Stillmeadow	Cincinnati, OH	85.0%	214	(18,937)	2,563	28,127	20	2,563	28,147	30,710	(134)	1988	12/18/2025
The Mill at Georgetown	Georgetown, KY	96.0%	228	(32,658)	3,432	47,208	7	3,432	47,215	50,647	(187)	2012	12/18/2025
Timber Hollow	Fairfield, OH	85.0%	368	(37,257)	4,760	57,612	9	4,760	57,621	62,381	(250)	1986	12/18/2025
Development Projects:
The Westerly	Salt Lake City, UT	82.4%	198	(16,836)	5,996	1,150	83,380	5,996	84,530	90,526	—	N/A	5/7/2021
Other Developments	Various	Various	N/A	—	50,445	80	2,102	50,445	2,182	52,627	—	N/A	Various
		Total	9,603	$(1,274,094)	$280,011	$1,621,630	$206,870	$280,011	$1,828,500	$2,108,511	$(220,786)

(1) The aggregate cost of real estate for federal income tax purposes was $1.4 billion (unaudited) as of December 31, 2025.
(2) Depreciation is recognized on a straight-line basis over the estimated useful asset lives of the related assets, which is 30 years for buildings and ranges from five to 15 years for land improvements, building improvements and furniture, fixtures and equipment. Intangible assets are amortized to depreciation and amortization over the remaining lease term.

(3) Park Avenue was previously a development project acquired and consolidated as part of the Cottonwood Residential II Inc. merger in 2021 but has since been placed into service and reached stabilization. The costs capitalized subsequent to acquisition above represents the development costs incurred to complete the project.

Cottonwood Communities, Inc.
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2025 ($ in thousands)- (Continued)
The following table summarized the changes in our consolidated real estate assets and accumulated depreciation for the years ended December 31, 2025 and 2024 ($ in thousands):

	2025	2024
Real estate assets:
Balance at beginning of the year	$1,877,300	$1,805,410
Additions during the year:
Acquisitions	474,773	164,538
Improvements and development costs	51,266	41,164
Dispositions and deconsolidations during the year:
Dispositions and deconsolidations	(294,828)	(133,812)
Balance at end of the year	$2,108,511	$1,877,300
Accumulated depreciation and amortization:
Balance at beginning of the year	$(197,803)	$(156,264)
Depreciation and amortization	(54,894)	(62,713)
Dispositions and deconsolidations	31,911	21,174
Balance at end of the year	$(220,786)	$(197,803)