Form 10-Q
period 2026-03-31
Cottonwood Communities, Inc.
filed 2026-05-12
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 6, 2026, there were 4,527,560 shares of the registrant’s Class T common stock, 438,623 shares of the registrant's Class D common stock, 9,345,677 shares of the registrant's Class I common stock, and 16,790,577 shares of the registrant’s Class A common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Real estate assets, net	$1,840,615	$1,887,725
Investments in unconsolidated real estate entities	143,027	144,939
Investments in real estate-related loans, net	42,953	42,730
Cash and cash equivalents	42,149	39,454
Restricted cash	45,218	28,362
Other assets	47,720	47,256
Total assets	$2,161,682	$2,190,466
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,211,623	$1,246,637
Construction loans, net	22,714	16,836
Land loans, net	15,615	19,211
Preferred stock, net	205,781	198,567
Unsecured promissory notes, net	14,713	9,595
Related party payables	2,762	2,865
Accounts payable, accrued expenses and other liabilities	67,595	72,579
Total liabilities	1,540,803	1,566,290
Commitments and contingencies (Note 13)
Equity and noncontrolling interests
Stockholders' equity
Series A Convertible Preferred Stock, $0.01 par value, 15,000,000 shares authorized at $10.00 per share; 12,888,268 and 11,982,475 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	112,973	105,851
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,536,596 and 4,128,149 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	45	41
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 437,225 and 433,710 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	4	4
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 8,214,276 and 7,149,167 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	83	72
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 16,956,756 and 17,547,698 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	163	169
Additional paid-in capital	410,062	402,956
Accumulated distributions - Series A Convertible Preferred	(11,994)	(9,526)
Accumulated distributions - common stock	(111,250)	(106,199)
Accumulated deficit	(114,799)	(110,561)
Total stockholders' equity	285,287	282,807
Noncontrolling interests
Limited partners	281,759	294,437
Partially owned entities	53,833	46,932
Total noncontrolling interests	335,592	341,369
Total equity and noncontrolling interests	620,879	624,176
Total liabilities, equity and noncontrolling interests	$2,161,682	$2,190,466

See accompanying notes to condensed consolidated financial statements

Note: The condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 include assets of consolidated variable interest entities, or VIEs of $909.3 million and $912.1 million, respectively, and liabilities of $641.7 million and $642.2 million, respectively. Refer to Note 11 for additional discussion of our VIEs.

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Rental and other property revenues	$43,553	$37,308
Property management revenues	1,596	1,792
Other revenues	2,376	1,566
Total revenues	47,525	40,666
Operating expenses
Property operations expense	19,460	13,582
Property management expense	4,460	4,582
Asset management fee	3,201	3,091
Depreciation and amortization	24,772	14,950
General and administrative expenses	2,829	2,559
Impairment loss	—	957
Total operating expenses	54,722	39,721
(Loss) income from operations	(7,197)	945
Equity in (losses) earnings of unconsolidated real estate entities	(1,591)	1,369
Interest income	137	334
Interest expense	(19,206)	(20,047)
Loss on debt extinguishment	(198)	(98)
Gain on sale of real estate assets	15,759	7,932
Gain on legal settlement	—	400
Other expense	(154)	(3,974)
Loss before income taxes	(12,450)	(13,139)
Income tax benefit	220	125
Net loss	(12,230)	(13,014)
Net loss attributable to noncontrolling interests:
Limited partners	6,893	6,405
Partially owned entities	1,099	336
Net loss attributable to controlling interests	(4,238)	(6,273)
Less: preferred stock dividends	2,467	1,333
Net loss attributable to common stockholders	$(6,705)	$(7,606)

Weighted-average common shares outstanding - basic and diluted	30,336,098	31,543,589

Net loss per common share - basic and diluted	$(0.22)	$(0.24)

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2026	$105,851	$41	$4	$72	$169	$402,956	$(9,526)	$(106,199)	$(110,561)	$282,807	$294,437	$46,932	$624,176
Issuance of Series A Convertible Preferred Stock	15,944	—	—	—	—	—	—	—	—	15,944	—	—	15,944
Offering Costs - Series A Convertible Preferred Stock	(1,309)	—	—	—	—	—	—	—	—	(1,309)	—	—	(1,309)
Issuance of common stock	—	6	—	6	—	13,596	—	—	—	13,608	—	—	13,608
Offering costs - common stock	—	—	—	—	—	(1,632)	—	—	—	(1,632)	—	—	(1,632)
Distribution reinvestment	—	—	—	—	—	825	—	—	—	825	—	—	825
Common stock/OP Units repurchased	—	(2)	—	(2)	(6)	(12,079)	—	—	—	(12,089)	(957)	—	(13,046)
Exchanges and transfers	(7,513)	—	—	7	—	7,563	—	—	—	57	(57)	—	—
Issuance of OP Units	—	—	—	—	—	—	—	—	—	—	1,525	—	1,525
Contributions from noncontrolling interests	—	—	—	—	—	108	—	—	—	108	175	8,417	8,700
Share-based compensation	—	—	—	—	—	111	—	—	—	111	545	—	656
Other offering costs	—	—	—	—	—	—	—	—	—	—	—	(236)	(236)
Distributions to investors	—	—	—	—	—	—	(2,468)	(5,051)	—	(7,519)	(8,402)	(181)	(16,102)
Net loss	—	—	—	—	—	—	—	—	(4,238)	(4,238)	(6,893)	(1,099)	(12,230)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	(1,386)	—	—	—	(1,386)	1,386	—	—
Balance at March 31, 2026	$112,973	$45	$4	$83	$163	$410,062	$(11,994)	$(111,250)	$(114,799)	$285,287	$281,759	$53,833	$620,879

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2025	$50,668	$43	$4	$62	$197	$372,611	$(2,255)	$(84,797)	$(105,717)	$230,816	$186,032	$28,081	$444,929
Issuance of Series A Convertible Preferred Stock	19,899	—	—	—	—	—	—	—	—	19,899	—	—	19,899
Offering Costs - Series A Convertible Preferred Stock	(1,621)	—	—	—	—	—	—	—	—	(1,621)	—	—	(1,621)
Series A Convertible Preferred Stock repurchased	(450)	—	—	—	—	—	—	—	—	(450)	—	—	(450)
Issuance of common stock	—	1	—	5	—	7,660	—	—	—	7,666	—	—	7,666
Offering costs - common stock	—	—	—	—	—	(489)	—	—	—	(489)	—	—	(489)
Distribution reinvestment	—	—	—	—	—	871	—	—	—	871	—	—	871
Common stock/OP Units repurchased	—	(1)	—	(2)	(7)	(11,758)	—	—	—	(11,768)	(90)	—	(11,858)
Exchanges and transfers	—	—	—	1	—	1,792	—	—	—	1,793	(1,793)	—	—
Share-based compensation	—	—	—	—	—	93	—	—	—	93	949	—	1,042
Distributions to investors	—	—	—	—	—	—	(1,333)	(5,648)	—	(6,981)	(5,893)	(93)	(12,967)
Net loss	—	—	—	—	—	—	—	—	(6,273)	(6,273)	(6,405)	(336)	(13,014)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	782	—	—	—	782	(782)	—	—
Balance at March 31, 2025	$68,496	$43	$4	$66	$190	$371,562	$(3,588)	$(90,445)	$(111,990)	$234,338	$172,018	$27,652	$434,008

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,230)	$(13,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,772	14,950
Gain on sale of real estate assets	(15,759)	(7,932)
Gain on legal settlement	—	(400)
Share-based compensation	656	1,042
Deferred taxes	(220)	(126)
Amortization of debt issuance costs, discounts and premiums	1,946	1,881
Derivative fair value adjustments	103	690
Loss on debt extinguishment	198	98
Impairment loss	—	957
Other operating	(303)	(46)
Equity in losses (earnings) of unconsolidated real estate entities	1,591	(1,369)
Distributions from unconsolidated real estate entities - return on capital	605	570
Changes in operating assets and liabilities:
Other assets	(413)	474
Accounts payable, accrued expenses and other liabilities	(2,158)	(3,238)
Net cash used in operating activities	(1,212)	(5,463)
Cash flows from investing activities:
Proceeds from sale of real estate assets, net	54,512	83,414
Promissory note to buyer of real estate assets	—	(7,000)
Capital expenditures and development activities	(10,215)	(12,931)
Contributions to investments in real estate-related loans	—	(27)
Proceeds from settlement of investments in real estate-related loans	44	—
Net cash provided by investing activities	44,341	63,456

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Principal payments on mortgage notes	(605)	(119)
Repayments on revolving credit facility	—	(50,000)
Repayments of mortgage notes	(35,430)	(46,072)
Borrowings from construction loans	5,572	—
Borrowings under land loans	—	19,240
Repayments on land loans	(3,625)	—
Deferred financing costs on land loans	—	(222)
Proceeds from issuance of preferred stock	7,482	8,013
Redemption of preferred stock	(639)	(619)
Offering costs paid on issuance of preferred stock	(767)	(893)
Proceeds from issuance of unsecured promissory notes	5,430	—
Offering costs paid on issuance of unsecured notes	(359)	—
Repurchase of unsecured promissory notes	—	(643)
Proceeds from issuance of Series A Convertible Preferred Stock	14,462	19,652
Offering costs paid on issuance of Series A Convertible Preferred Stock	(1,328)	(1,639)
Repurchase of Series A Convertible Preferred Stock	—	(450)
Proceeds from issuance of common stock	13,557	7,666
Offering costs paid on issuance of common stock	(1,416)	(518)
Repurchase of common stock/OP Units	(13,111)	(11,043)
Contributions from noncontrolling interests	2,580	—
Distributions to convertible preferred stockholders	(2,401)	(1,193)
Distributions to common stockholders	(4,179)	(4,778)
Distributions to noncontrolling interests - limited partners	(8,383)	(5,894)
Distributions to noncontrolling interests - partially owned entities	(181)	(94)
Other financing activities	(237)	—
Net cash used in financing activities	(23,578)	(69,606)
Net increase (decrease) in cash and cash equivalents and restricted cash	19,551	(11,613)
Cash and cash equivalents and restricted cash, beginning of period	67,816	93,437
Cash and cash equivalents and restricted cash, end of period	$87,367	$81,824

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$42,149	$52,866
Restricted cash	45,218	28,958
Total cash and cash equivalents and restricted cash	$87,367	$81,824

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,012	$19,992

Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued deferred offering costs	$227	$(43)
Distributions reinvested in common stock	825	871
Changes in accrued capital expenditures	725	(2,233)
Paid-in-kind interest related to construction	350	—
Changes in accrued redemptions	(306)	370
Cottonwood on 6th Consolidation
Real estate assets	6,120	—
Noncontrolling interest	(6,120)	—

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

As a perpetual-life REIT, we intend to offer common stock through public offerings that do not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. Our current offering, which commenced November 4, 2025, is for $675.0 million of shares of common stock in a primary offering and $75.0 million under our distribution reinvestment plan (“DRP”). As of March 31, 2026, we have raised gross proceeds of $402.9 million from all our public offerings, including $12.1 million in proceeds through our DRP.

Since November 2019, we have periodically conducted private placement offerings exempt from registration under the Securities Act pursuant to which we have offered for sale to accredited investors preferred stock at a purchase price of $10.00 per share of preferred stock (the “Private Offerings”). As of March 31, 2026, we have raised gross proceeds of $412.4 million from the Private Offerings. Additional information about our preferred stock is included in Note 8 for preferred stock accounted for as liabilities and Note 9 for preferred stock accounted for as equity.

In addition, we have a program through our taxable REIT subsidiary (the “DST Program”), to sell beneficial interests (“DST Interests”) in Delaware statutory trusts (“DSTs”) holding real properties to accredited investors through private placement offerings exempt from registration under the Securities Act. We commenced our first offering of DST Interests in Cottonwood Riverfront DST, a DST holding 805 Riverfront, in the third quarter of 2025. Our ownership interest in 805 Riverfront will decline as we raise proceeds in this DST offering. As of March 31, 2026, $14.0 million of DST Interests had been sold.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of March 31, 2026, our portfolio consists of ownership interests or structured investment interests in 44 multifamily apartment communities with a total of 12,516 units, including 198 units in one multifamily apartment community under construction and another 1,545 units in seven multifamily apartment communities in which we have a structured investment interest. In addition, we have an ownership interest in five land sites.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The condensed consolidated balance sheet as of December 31, 2025 has been derived from our audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the period ending December 31, 2025 filed with the SEC. As our comprehensive income is equivalent to net income, our accompanying condensed consolidated financial statements do not include a Statement of Other Comprehensive Income.

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

3.    Real Estate Assets, Net

The following table summarizes the carrying amounts of our consolidated real estate assets ($ in thousands):

	March 31, 2026	December 31, 2025
Land	$279,575	$280,011
Buildings and improvements	1,578,846	1,617,134
Furniture, fixtures and equipment	71,770	72,834
Intangible assets	48,174	49,348
Construction in progress (1)	98,023	89,184
	2,076,388	2,108,511
Less: Accumulated depreciation and amortization	(235,773)	(220,786)
Real estate assets, net	$1,840,615	$1,887,725

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our operating properties.

Cottonwood Apartments Sale

On February 6, 2026, we completed the sale of a 99.9% interest in Cottonwood Apartments for gross proceeds of $57.7 million. We reserved net proceeds of $20.8 million for a potential Section 1031 exchange and recognized a gain of $15.8 million.

Cottonwood on 6th

Cottonwood on 6th (formerly “Western Gardens”) is an early-stage multifamily development project in Salt Lake City, Utah, partially owned by affiliates of certain of our executive officers. In January 2026, we consolidated the project upon becoming the primary beneficiary after becoming the manager of the owning entity and obtaining rights to a promoted interest, subject to specified performance hurdles.

To fund development, we plan to sponsor an offering of up to $21.1 million. In the interim, we have provided a promissory note of up to $21.1 million to finance the project during the capital raise. As of March 31, 2026, $2.4 million had been advanced under the note and is expected to be repaid from the offering proceeds. We will provide development and property management services, guarantee the related construction loan, and may permit additional investments by our executive officers and/or CROP. CROP or its affiliates will earn customary fees for these services; such fees and the interim note are eliminated in consolidation.

As of March 31, 2026, we had $8.4 million of capitalized development costs on the condensed consolidated balance sheet, along with $6.1 million of noncontrolling interests related to the project.

4.    Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in operating properties and preferred equity investments as follows as of March 31, 2026 and December 31, 2025 ($ in thousands):

			Balance at
Property / Development	Location	% Owned	March 31, 2026	December 31, 2025
Operating Properties
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	$7,951	$8,377
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	5,069	5,298
Fox Point (1)	Salt Lake City, UT	52.8%	11,479	11,775
The Marq Highland Park (1)	Tampa, FL	74.1%	19,466	19,860
Autumn Ridge (1)	Raleigh, NC	92.4%	22,627	23,259

Preferred Equity Investments
417 Callowhill (2)	Philadelphia, PA		43,970	44,752
Infield (2)	Kissimmee, FL		21,236	20,389

Other Investments
Regenerant Venture	Various		10,987	10,987
Other			242	242
Total			$143,027	$144,939

(1) We account for our tenant in common interests in these properties as equity method investments.
(2) As of March 31, 2026, we have fully funded our commitments on both 417 Callowhill and Infield.

Our proportionate share of losses from unconsolidated operating properties for the three months ended March 31, 2026 and 2025 were $1.7 million and $0.7 million, respectively. These amounts are included in equity in (losses) earnings of unconsolidated real estate entities in the condensed consolidated statements of operations.

Certain investments have liquidation rights and priorities that are different from ownership percentages. For these investments, the hypothetical liquidation book value (“HLBV”) method was used to calculate equity in earnings. Under this method, equity in earnings or losses is based on changes in the amounts that would be received if the investee liquidated its assets at GAAP carrying values and distributed the proceeds in accordance with the governing agreements. The HLBV method is a balance sheet focused approach commonly applied to equity method investments where cash distributions are not aligned with ownership percentages.

Equity in earnings recorded under the HLBV method for our preferred equity investments for the three months ended March 31, 2026 and 2025 were $0.1 million and $2.1 million, respectively.

5.    Investments in Real Estate-Related Loans

Our investments in real estate-related loans consist of the following mezzanine loans as of March 31, 2026 and December 31, 2025 ($ in thousands):

				March 31, 2026			December 31, 2025
Property Name	Loan Type	Fixed Interest Rate	Maturity Date	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
2215 Hollywood (1)	Mezzanine	14.5%	April 14, 2026	$10,045	$—	$10,045	$10,045	$(9)	$10,036
Monrovia Station (2)	Mezzanine	16.5%	July 18, 2027	20,150	(63)	20,087	20,150	(76)	20,074
Prospect on Central (3)	Mezzanine	15.0%	May 8, 2027	4,490	(22)	4,468	4,299	(27)	4,272
Bowline (4)	Mezzanine	14.8%	May 20, 2029	8,418	(65)	8,353	8,418	(70)	8,348
Total				$43,103	$(150)	$42,953	$42,912	$(182)	$42,730

(1) The 2215 Hollywood loan was originated in April 2023 and has one 12-month extension option.
(2) The Monrovia Station loan was originated in July 2023 and has two 12-month extension options.
(3) The Prospect on Central loan was originated in April 2025 and has two 12-month extension options. As of March 31, 2026, carrying value includes $0.6 million of unamortized discount.
(4) The Bowline loan was originated in May 2025 and has two 12-month extension options.

We elected not to measure an allowance for credit losses on accrued interest receivable due to our policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of March 31, 2026 and December 31, 2025, interest receivable of $15.0 million and $13.0 million, respectively, is included within other assets on the condensed consolidated balance sheets and is excluded from the carrying value of investments in real estate-related loans.

6.    Debt

Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of March 31, 2026 and December 31, 2025 ($ in thousands):

	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	Principal Balance Outstanding
Indebtedness			March 31, 2026	December 31, 2025
Fixed rate loans
Fixed rate mortgages	4.5%	3.3 Years	$1,084,313	$1,084,660
Total fixed rate loans			1,084,313	1,084,660
Variable rate loans (2)
Floating rate mortgages	5.6% (3)	4.8 Years	130,909	166,598
Variable rate revolving credit facility	6.3%	1.7 Years	6,000	6,000
Total variable rate loans			136,909	172,598
Total secured loans			1,221,222	1,257,258
Unamortized debt issuance costs and discounts			(1,847)	(2,429)
Premium on assumed debt, net			(7,752)	(8,192)
Mortgage notes and revolving credit facility, net			$1,211,623	$1,246,637

(1) For loans where we have the ability to exercise extension options at our own discretion, subject to certain debt service coverage ratio, loan to cost or debt yield requirements, the maximum maturity date has been assumed.

(2) The interest rates of our variable rate loans are based on 30-Day Average SOFR or one-month SOFR (CME Term).
(3) Includes the impact of interest rate caps in effect on March 31, 2026.

As of March 31, 2026, our $100.0 million variable rate revolving credit facility was secured by Alpha Mill, with the amount available to draw subject to a cap based on certain loan-to-value ratios and other requirements. As of March 31, 2026, the amount available to draw on our variable rate revolving credit facility was capped at $26.4 million primarily due to the interest rate environment and the applicable debt-service coverage ratio.

Included in the December 31, 2025 principal balance outstanding is $35.4 million of variable rate mortgage debt on Cottonwood Apartments, which was sold in February 2026. Refer to Note 3 above for additional discussion on this transaction.

Construction Loans

Information on our construction loans is as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn
				March 31, 2026	December 31, 2025
The Westerly (1)	One-Month SOFR + 3.00%	July 12, 2028	$42,000	$22,714	$16,836

(1) In July 2023, we entered into a construction loan agreement for The Westerly, a development project in Millcreek, UT. Construction is expected to be completed in 2026.

Land Loans

Information on our land loans is as follows ($ in thousands):

			Principal Balance Outstanding
Development	Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
Galleria (1)(2)	One-Month SOFR + 3.00%	August 25, 2026	$10,875	$14,500
3300 Cottonwood (1)(3)	One-Month SOFR + 3.00%	January 22, 2027	4,740	4,740
Total land loans			15,615	19,240
Unamortized debt issuance costs			—	(29)
Land loans, net			$15,615	$19,211

(1) We intend to repay these loans in cash upon maturity with proceeds from cash on hand and available capacity on our revolving credit facility.
(2) On January 21, 2026, we repaid $3.6 million of this loan to extend the maturity date to August 25, 2026.
(3) On January 22, 2026, we extended the maturity date to January 22, 2027 and the interest rate changed to one-month SOFR + 3.00%.

Unsecured Promissory Notes, Net

We have issued unsecured promissory notes to investors outside of the United States. These notes are subordinate to all of CROP's debt. Information on our unsecured promissory notes is as follows ($ in thousands):

				Principal Balance Outstanding
	Offering Size	Interest Rate	Maturity Date	March 31, 2026	December 31, 2025
2025 7.25% Notes	$50,000	7.25%	December 31, 2029	$15,625	$10,195
	$50,000			15,625	10,195
Unamortized debt issuance costs				(912)	(600)
Unsecured promissory notes, net				$14,713	$9,595

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to March 31, 2026 are as follows ($ in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Land Loans	Unsecured Promissory Notes	Total
2026	$48,496	$—	$10,875	$—	$59,371
2027	365,232	22,714	4,740	—	392,686
2028	145,891	—	—	—	145,891
2029	70,041	—	—	15,625	85,666
2030	409,072	—	—	—	409,072
Thereafter	182,490	—	—	—	182,490
	$1,221,222	$22,714	$15,615	$15,625	$1,275,176

Approximately $427.6 million of debt, which primarily comprises eight mortgage notes with an aggregate principal balance of $403.0 million and land loans with an aggregate principal balance of $15.6 million, is scheduled to mature within twelve months of the issuance date of these condensed consolidated financial statements. Our cash on hand and other liquidity sources are less than these maturities as of the issuance date of these condensed consolidated financial statements. However, we intend to address these upcoming maturities primarily through refinancing the maturing mortgage loans, selling a land parcel, and using cash on hand and available borrowing capacity under current and future credit facilities. We are actively engaged with our existing lenders and other potential financing sources regarding these refinancing efforts. The mortgage loans are secured by operating, income-producing properties. We believe the operating performance of the underlying assets, current collateral values, and prevailing market conditions support refinancing. Accordingly, we believe it is probable that these plans will be effectively implemented and will enable us to satisfy our obligations as they come due.

We are in compliance with all covenants associated with our debt as of March 31, 2026.

7.    Fair Value of Financial Instruments

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of March 31, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value ($ in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real estate-related loans	$42,953	$43,713	$42,730	$43,713
Unsecured note receivable	6,938	7,000	6,936	7,000
Total	$49,891	$50,713	$49,666	$50,713

Financial Liability:
Fixed rate mortgages	$1,084,313	$1,070,372	$1,084,660	$1,069,179
Floating rate mortgages	130,909	131,568	166,598	167,569
Variable rate revolving credit facility	6,000	6,000	6,000	6,000
Construction loans	22,714	22,714	16,836	16,836
Land loans	15,615	15,615	19,240	19,240
Series 2023 Preferred Stock	102,634	102,634	102,899	102,899
Series 2023-A Preferred Stock	2,950	2,950	2,950	2,950
Series 2025 Preferred Stock	108,878	108,878	101,780	101,780
Unsecured promissory notes, net	15,625	15,625	10,195	10,195
Total	$1,489,638	$1,476,356	$1,511,158	$1,496,648

All financial instruments in the table above are categorized as Level 2 in the fair value hierarchy.

8.    Preferred Stock

We have three classes of preferred stock outstanding as of March 31, 2026: Series 2023, Series 2023-A and Series 2025 which are accounted for as liabilities on the condensed consolidated balance sheets as they are mandatorily redeemable. Information on these classes of preferred stock as of March 31, 2026 and December 31, 2025 is as follows ($ in thousands):

	Current Dividend Rate	Redemption Date	Maximum Extension Date	Shares Outstanding at
				March 31, 2026	December 31, 2025
Series 2023 Preferred Stock	6.00% (1)	June 30, 2027	June 30, 2029	10,263,416	10,289,916
Series 2023-A Preferred Stock	7.00%	December 31, 2027	N/A	295,000	295,000
Series 2025 Preferred Stock	6.50% (2)	December 31, 2028	December 31, 2030	10,887,847	10,178,030
Total				21,446,263	20,762,946
				\
(1) The first-year extension dividend rate, applicable from July 1, 2027 to June 30, 2028, is 6.25%. The fully extended dividend rate, applicable from July 1, 2028 to June 30, 2029, is 6.5%.
(2) The first-year extension dividend rate, applicable from January 1, 2029 to December 31, 2029, is 6.75%. The fully extended dividend rate, applicable from January 1, 2030 to December 31, 2030, is 7.0%.

	March 31, 2026	December 31, 2025
Preferred stock outstanding	$214,463	$207,629
Unamortized offering costs and discounts	(8,682)	(9,062)
Preferred stock, net	$205,781	$198,567

All offerings of preferred stock listed above have terminated other than the Series 2025 Preferred Stock offering, which remains ongoing. During the three months ended March 31, 2026, we issued $7.2 million of Series 2025 Preferred Stock.

Preferred Stock Dividends

Dividends on preferred stock accounted for as liabilities are recorded through interest expense in the condensed consolidated statements of operations. The following table summarizes our dividend activity for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Series 2019 Preferred Stock	$—	$1,564
Series 2023 Preferred Stock	1,521	1,586
Series 2023-A Preferred Stock	51	51
Series 2025 Preferred Stock	1,684	275
Total	$3,256	$3,476

Preferred Stock Repurchases

The following table summarizes our repurchase activity for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026		2025
	Number of shares	Aggregate dollar amount	Number of shares	Aggregate dollar amount
Series 2019 Preferred Stock	—	$—	11,130	$106
Series 2023 Preferred Stock	26,500	244	6,920	62
Series 2025 Preferred Stock	13,400	121	—	—
Total	39,900	$365	18,050	$168

9.    Stockholders' Equity

Convertible Preferred Stock

As of March 31, 2026, there were 12,888,268 shares of Convertible Preferred Stock issued and outstanding. For the three months ended March 31, 2026, we paid aggregate dividends on our Convertible Preferred Stock of $2.4 million.

Our board of directors has approved the conversion of eligible Convertible Preferred Stock (i.e. those shares that have been outstanding for at least two years) into our Class I common stock through June 1, 2026. As of March 31, 2026, 850,330 shares of Convertible Preferred Stock have been exchanged.

During the three months ended March 31, 2026, we did not repurchase shares of Convertible Preferred Stock and had no unfulfilled repurchase requests.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of outstanding common stock for the periods presented below:

	Class
	T	D	I	A	Total
Balance at December 31, 2025	4,128,149	433,710	7,149,167	17,547,698	29,258,724
Issuance of common stock	589,661	—	522,496	—	1,112,157
Distribution reinvestment	23,955	3,515	19,747	25,396	72,613
Exchanges and transfers (1)	—	—	756,330	—	756,330
Repurchases of common stock	(205,169)	—	(233,464)	(616,338)	(1,054,971)
Balance at March 31, 2026	4,536,596	437,225	8,214,276	16,956,756	30,144,853

(1) Exchanges represent the 5,000 CROP Units and 751,330 shares of Convertible Preferred Stock, respectively, that have been exchanged for Class I shares during the period. Transfers represent Class T shares that were converted to Class I shares during the period, of which there were none during the three months ended March 31, 2026.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our DRP. For the three months ended March 31, 2026, we paid aggregate distributions of $5.0 million, including $0.8 million of distributions reinvested through our DRP.

We declared the following gross monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2026	$0.05666667	$0.68
February 28, 2026	0.05666667	0.68
March 31, 2026	0.05666667	0.68

The net distribution varies for each class of our common stock based on the applicable distribution fee, which is deducted from the gross distribution per share and paid to the dealer manager for the Follow-on Offering and reallowed to participating broker-dealers and servicing broker-dealers.

Common Stock Repurchases

During the three months ended March 31, 2026, we repurchased 1,054,971 shares of common stock pursuant to our share repurchase program for $12.1 million, at an average repurchase price of $11.46. We had no unfulfilled repurchase requests during the three months ended March 31, 2026.

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

Management Fee. CROP paid our advisor a monthly management fee, calculated on an annualized basis, of 1.5% of the net asset value of CROP through September 18, 2023, and 1.5% of adjusted net asset value from September 19, 2023 through December 18, 2025. In connection with the merger with RealSource Properties, Inc. and RealSource Properties OP, LP in December 2025 (the “RealSource Merger”) pursuant to which we acquired a portfolio of multifamily apartment communities and certain third-party property management contracts, the fee was permanently reduced to 1.25% of the adjusted net asset value of CROP, effective December 19, 2025. The net asset value of CROP is determined pursuant to our valuation guidelines and reflective of the ownership interest held by CROP in such gross assets. Adjusted net asset value of CROP includes the value attributable to preferred stock that is convertible into common equity.

Management fees to our advisor for the three months ended March 31, 2026 and 2025 were $3.2 million and $3.1 million, respectively.

Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us. There were no acquisition expense reimbursements for the three months ended March 31, 2026 and 2025.

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

Due to the decrease in the value of our net assets, no performance participation allocation was incurred during the three months ended March 31, 2026 or during 2025.

Block C

We, through our indirect subsidiaries, have a joint venture investment in Block C for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North and The Archer. As of March 31, 2026, entities affiliated with us and our advisor (the “Affiliated Members”) have made aggregate capital contributions of $10.9 million towards the joint venture. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs Act of 2017. As of March 31, 2026, our ownership in the Block C joint venture was 82.4%.

On January 31, 2025, we entered into a contract to sell The Archer to an unrelated party for $3.0 million. This transaction closed on May 7, 2026. We intend to use proceeds from The Archer sale toward the development of other Block C development projects.

Assumption of Related Party Notes and Interest

On December 18, 2025, in conjunction with the RS Merger, we assumed a $1.6 million loan payable to Nate Hanks, brother to our Chief Development Officer, Stan Hanks. This loan matures on June 30, 2026 and accrues interest at a fixed rate of 5.0%. On December 31, 2025, we repaid $0.8 million of this loan. Accrued interest at March 31, 2026 was $0.1 million. This loan, plus its accrued interest, is included within related party payables on the condensed consolidated balance sheets.

APT Cowork, LLC

APT Cowork, LLC (“APT”) engages in the business of converting underutilized and unused common space in multifamily apartment communities or retail space to revenue producing co-working space. Our officers and directors own 93.14% of APT through direct or indirect ownership interests. We and several of our properties have entered into agreements with APT, which were primarily terminated on September 30, 2025. Fees paid to or incurred from APT under these agreements for the three months ended March 31, 2025 were $87,000.

On March 24, 2026, following its review of a third-party opinion of value, our conflicts committee approved the acquisition by CROP of APT for $1.1 million, inclusive of net working capital. Consideration to our officers will consist of CROP Units at the February 28, 2026 NAV and will be allocated to the members in accordance with their capital contributions. In addition, approximately $20,000 in cash will be paid to a non-accredited investor employee. The acquisition is anticipated to be effective April 1, 2026, with closing expected to occur in May 2026.

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

As of both March 31, 2026 and December 31, 2025, we had 17 consolidated properties not wholly owned by us that are VIEs. As with our wholly owned properties, the debt is collateralized by the real estate for each respective property and assets can only be used to settle obligations of each respective VIE. Creditors of consolidated VIEs do not have recourse to our general credit.

In cases where we become the primary beneficiary of a VIE, we recognize a gain or loss for the difference between the sum of (1) the fair value of any consideration paid, the fair value of the noncontrolling interest, and the reported amount of our equity method investment and (2) the net fair value of identifiable assets and liabilities of the VIE.

The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	March 31, 2026	December 31, 2025
Assets:
Real estate assets, net	$887,242	$889,047
Cash and cash equivalents	9,566	8,094
Restricted cash	11,262	12,314
Other assets	1,264	2,646
Total assets	$909,334	$912,101

Liabilities:
Mortgage notes and revolving credit facility, net	$626,550	$624,766
Construction loans, net	—	—
Accounts payable, accrued expenses and other liabilities	15,130	17,412
Total liabilities	$641,680	$642,178

12.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

Common Limited CROP Units and LTIP Units are CROP units not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”

Common Limited CROP Units - During the three months ended March 31, 2026 and 2025, we paid aggregate distributions to noncontrolling CROP Unit holders of $8.4 million and $5.9 million, respectively.

LTIP Units - As of March 31, 2026, there were 466,747 unvested time-based LTIP awards and 778,342 unvested performance-based LTIP awards outstanding. LTIP Unit award share-based compensation, included within share-based compensation in the condensed consolidated statements of stockholders’ equity, was $0.5 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively. Total unrecognized compensation expense for LTIP Units as of March 31, 2026 is $5.2 million and is expected to be recognized on a straight-line basis through December 2029.

Noncontrolling Interests - Partially Owned Entities

As of March 31, 2026, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 58%, with the average being 10%.

13.    Commitments and Contingencies

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of March 31, 2026, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

14.    Earnings Per Share

The following table sets forth the computation of our net (loss) earnings per common share - basic and diluted ($ in thousands except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator for net loss per common share - basic and diluted:
Net loss	$(12,230)	$(13,014)
Net loss attributable to noncontrolling interests - limited partners	6,893	6,405
Net loss attributable to noncontrolling interests - partially owned entities	1,099	336
Preferred distributions	(2,467)	(1,333)
Numerator for net loss per common share - basic and diluted	$(6,705)	$(7,606)

Denominator for net loss per common share - basic and diluted:	30,336,098	31,543,589
Net loss per common share - basic and diluted	$(0.22)	$(0.24)

For the three months ended March 31, 2026 and 2025, CROP units and long-term compensation shares/units are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive.

15.    Segment Financial Information

As of March 31, 2026, we owned and operated 36 multifamily apartment communities, which account for the vast majority of our earnings and operating cash flows. Our chief operating decision maker (“CODM”), comprised of our Chief Executive Officer and Executive Chairman, evaluates operating performance on a same store basis and in total on a non-same store basis, which represent our operating segments. We have aggregated our same store operating segments into one reportable segment called same store as we believe properties in the same store reportable segment have similar economic characteristics, facilities, services and residents, which is in alignment with the required aggregation criteria. The following reflects our two reportable segments:

•Same Store includes communities that we have owned and operated for at least a full 12 months as of the first day of the calendar year.

•Non-Same Store and Other includes recently acquired communities, communities being developed or in lease-up and communities that have been disposed.

On the first day of each calendar year, we determine the composition of our reportable segments for that year as well as adjust the previous year to allow full period-over-period operating comparisons. Communities previously in development or lease-up are added to the Same Store reportable segment on the first day of the calendar year after the community has operated for 12 months.

Our CODM utilizes reportable net operating income (“Reportable NOI”) to assess performance and determine the allocation of resources. Reportable NOI includes 100% of rental and other property revenues, as well as property operating expenses, for our consolidated and unconsolidated communities. Of our multifamily portfolio, 31 are consolidated and five are unconsolidated for financial reporting purposes. We believe the operations and economics of our unconsolidated communities, of which we own an average interest of 69.8%, are generally consistent with those of our consolidated communities, and our CODM evaluates their operating results on a comparable basis regardless of accounting treatment. We believe Reportable NOI is a useful supplemental measure of operating performance as it reflects the core results of property operations, excluding corporate-level expenses, depreciation and amortization, and other items not directly related to ongoing property performance. Our CODM does not regularly review total assets by reportable segment, as this measure is not used in evaluating performance or making resource allocation decisions.

During the three months ended March 31, 2026, we changed from one reportable segment to two reportable segments. The change reflects modifications to our internal reporting packages and financial information regularly reviewed by the CODM to evaluate performance and allocate resources primarily due to the RealSource Merger and transactional activity.

Prior-period segment information has been recast to conform to the current presentation. The change did not affect our consolidated financial position, results of operations, or cash flows.

The following table presents property revenues, property operating expenses, and Reportable NOI for each reportable segment for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Reportable rental and other property revenues:
Same Store	$38,374	$39,242
Non-Same Store and Other	13,468	5,146
Total reportable rental and other property revenues	$51,842	$44,388

Reportable property operations expenses:
Same Store
Real estate taxes	$5,168	$5,119
Payroll and benefits	2,781	2,824
Utilities	2,796	2,566
Repairs and maintenance	1,697	1,626
Insurance	1,516	1,811
Other property expenses (1)	1,640	848
Total Same Store expenses	15,598	14,794
Non-Same Store and Other
Total Non-Same Store expenses	7,021	1,188
Total reportable property operations expense	22,619	15,982

Reportable NOI
Same Store	22,776	24,448
Non-Same Store and Other	6,447	3,958
Total Reportable NOI	$29,223	$28,406

(1) Other property expenses include general and administrative, marketing and advertising, and other non-recurring expenses.

The following table reconciles Reportable NOI to net loss attributable to common stockholders in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Total Reportable NOI	$29,223	$28,406
Rental and other property revenues of unconsolidated properties (1)	(8,289)	(7,080)
Property operations expense of unconsolidated properties (1)	3,159	2,400
Equity in (losses) earnings of unconsolidated real estate entities (2)	(1,591)	1,369
Property management revenues	1,596	1,792
Other revenues	2,376	1,566
Property management expense	(4,460)	(4,582)
Asset management fee	(3,201)	(3,091)
Depreciation and amortization	(24,772)	(14,950)
General and administrative expenses	(2,829)	(2,559)
Impairment loss	—	(957)
Interest income	137	334
Interest expense	(19,206)	(20,047)
Loss on debt extinguishment	(198)	(98)
Gain on sale of real estate assets	15,759	7,932
Gain on legal settlement	—	400
Other expense	(154)	(3,974)
Income tax benefit	220	125
Net loss attributable to noncontrolling interests - limited partners	6,893	6,405
Net loss attributable to noncontrolling interests - partially owned entities	1,099	336
Preferred stock dividends	(2,467)	(1,333)
Net loss attributable to common stockholders	$(6,705)	$(7,606)

(1) Rental and other property revenues and property operations expense for unconsolidated properties are included in Reportable NOI. They are removed here as this activity is included in equity in earnings of unconsolidated real estate entities on our condensed consolidated statements of operations.

(2) Equity in (losses) earnings of unconsolidated real estate entities includes our portion of revenues and expenses of unconsolidated properties as recorded under the equity method of accounting.

The following table reconciles total reportable rental and other property revenues and total reportable property operations expenses to rental and other property revenues and property operations expense as reported in the condensed consolidated statements of operations ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Reportable rental and other property revenues	$51,842	$44,388
Rental and other property revenues of unconsolidated properties	(8,289)	(7,080)
Rental and other property revenues	$43,553	$37,308

Reportable property operations expense	$22,619	$15,982
Property operations expense of unconsolidated properties	(3,159)	(2,400)
Property operations expense	$19,460	$13,582

16.    Subsequent Events

We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Sale of The Archer

On May 7, 2026, we sold land held for investment for The Archer development project for net proceeds of $3.2 million. We expect to recognize a gain on sale during the three months ended June 30, 2026.

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

As of March 31, 2026, we have raised $402.9 million from the sale of common stock in our public offerings and $412.4 million from the sale of our preferred stock in periodic private offerings to accredited investors (the “Private Offerings”). We have contributed our net proceeds from our offerings to CROP in exchange for a corresponding number of mirrored OP Units in CROP. In addition, the DST Program has raised $14.0 million from the sale of beneficial interests in Delaware statutory trust.

As of our March 31, 2026 NAV, we had a portfolio of $2.6 billion in total assets, with 79.9% of our equity value in operating properties, 2.7% in development, 13.5% in real estate-related structured investments and 3.9% in land held for development. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.

Highlights for the Three Months Ended March 31, 2026

The following highlights activities that occurred during the three months ended March 31, 2026:

Operating Results and Net Asset Value

•Net loss attributable to common stockholders was $(0.22) per diluted share compared to net loss attributable to common stockholders of $(0.24) per diluted share for the same period in the prior year.
•Reportable net operating income (“Reportable NOI”) was $29.2 million compared to $28.4 million for the same period in the prior year.
•Adjusted same store reportable net operating income (“Adjusted Same Store Reportable NOI”) was $20.2 million compared to $20.7 million for the same period in the prior year.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $(0.01) per diluted share/unit compared to $(0.07) for the same period in the prior year.
•Core FFO was $0.05 per diluted share/unit, compared to $0.05 for the same period in the prior year.
•Net asset value was $11.3416 per share/unit at March 31, 2026, compared to $11.3574 per share/unit at December 31, 2025.

Transaction Activity

•Completed the sale of a 99.9% interest in Cottonwood Apartments, reserving $20.8 million in net proceeds for a future Section 1031 exchange.

Financing and Capital Raise Activity

•Raised $5.4 million from the issuance of 2025 7.25% Notes.
•Raised $6.7 million of net proceeds from the sale of Series 2025 Preferred Stock.
•Raised $14.6 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Raised $12.1 million of net proceeds from the sale of our common stock issued under our registered public offering.
•Repurchased $13.0 million of common stock and OP Units at an average discount of 0.2% to NAV.

Our Investments

Information regarding our investments as of March 31, 2026 is as follows:

Operating Properties ($ in thousands, except net effective rent)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
805 Riverfront (2)(3)	West Sacramento, CA	285	746	Sept 2023	$104,646	(4)	$42,556	$2,185	92.98%	81.03%
Alpha Mill	Charlotte, NC	267	830	May 2021	69,500		6,000	1,592	95.13%	100.00%
Alkire Glen	Columbus, OH	252	822	December 2025	41,100		19,593	1,234	93.63%	93.47%
Antero	Colorado Springs, CO	528	828	December 2025	76,300		40,877	1,229	75.00%	94.70%
Autumn Ridge	Raleigh, NC	398	803	December 2025	61,550		36,289	1,127	89.45%	92.39%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,511	91.22%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,509	95.47%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		33,887	2,012	94.35%	100.00%
Cottonwood Highland (2)(5)	Salt Lake City, UT	250	745	May 2021	65,210	(4)	46,862	1,719	88.00%	41.98%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,230	93.83%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		48,049	1,436	89.77%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,770	95.03%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,566	95.94%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,656	96.34%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		44,249	1,396	93.97%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		53,401	1,541	95.58%	100.00%
Lake St. James	Conyers, GA	484	1,005	December 2025	58,850		48,724	1,325	79.30%	100.00%
Melrose (2)	Nashville, TN	220	951	May 2021	67,400		56,600	1,717	93.18%	100.00%
Melrose Phase II (2)	Nashville, TN	139	675	May 2021	40,350		32,400	1,518	97.84%	100.00%
Morgan Ridge	Winston-Salem, NC	432	956	December 2025	67,800		33,425	1,211	85.42%	96.05%
Park at Midtown	Greensboro, NC	216	905	December 2025	31,900		15,979	1,209	89.35%	93.04%
Park at Oakridge	Greensboro, NC	232	1,035	December 2025	34,250		18,367	1,251	89.18%	93.04%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,525	(4)	43,453	1,848	91.45%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,908	98.75%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,446	95.55%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		34,988	1,100	94.07%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,770	95.19%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		47,958	1,811	90.46%	95.80%
Steepleway Downs	Houston, TX	224	684	December 2025	14,904		12,829	962	92.38%	100.00%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,490	91.50%	84.19%
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,511	92.46%	98.68%
The Marq Highland Park (2)	Tampa, FL	239	999	May 2021	65,700		46,802	2,100	94.98%	74.10%
The Retreat at Stillmeadow	Cincinnati, OH	214	1,002	December 2025	30,500		18,937	1,306	91.12%	85.00%
The Mill at Georgetown	Georgetown, KY	228	992	December 2025	51,250		32,658	1,529	94.30%	96.02%
Timber Hollow	Fairfield, OH	368	782	December 2025	59,730		37,257	1,332	92.12%	84.96%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,249	94.10%	58.60%
Total / Weighted-Average		10,773	923		$2,237,795		$1,452,550	$1,530	91.41%	90.76%

(1) Mortgage debt outstanding is shown as if CROP owned 100% of the property.
(2) Data from commercial retail units are excluded from number of units and physical occupancy.
(3) Beneficial interests in 805 Riverfront are currently being offered for purchase under our DST Program. Our ownership in the property will decrease as these interests are sold
(4) These purchase price amounts represent the acquisition date fair value plus subsequent capitalized costs on the projects placed in service.
(5) CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project due to a disproportionate ownership percentage assigned to CROP and related parties as fees and commissions were waived for the sponsor and its affiliates. On December 31, 2025, CROP’s ownership percentage increased from 36.93% to 41.98%.

Development Property ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Total Project Investment	Debt Outstanding (1)	Physical Occupancy Rate (2)	Percentage Owned by CROP
The Westerly (3)	Salt Lake City, UT	198	808	May 2021 (3)	50,413	22,714	—%	82.45%
Cottonwood on 6th (4)	Salt Lake City, UT	166	719	January 2026	—	—	—%	—%

(1) Debt outstanding is shown as if CROP owned 100% of the development property.
(2) The Westerly is estimated to be completed in the second quarter of 2026. Cottonwood on 6th is estimated to be completed in 2028.
(3) Construction on The Westerly began in July 2023. The amount above includes contributions from the Block C Joint Venture to The Westerly as of March 31, 2026 including the related land cost and capital expenditures. Refer to the land held for development table below for additional information on the Block C Joint Venture.

(4) Cottonwood on 6th is a development project in which we are the manager of the owning entity and have rights to a promoted interest.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Fixed Interest Rate	Date of Initial Investment	Maturity Date (1)	Number of Units	Funding Commitment	Amount Funded to Date
417 Callowhill	Philadelphia, PA	Preferred Equity	n/a	November 2022	n/a	220	$33,413	$33,413
2215 Hollywood	Hollywood, FL	Mezzanine Loan	14.5%	April 2023	April 14, 2026	180	10,045	10,045
Monrovia Station	Monrovia, CA	Mezzanine Loan	16.5%	July 2023	July 18, 2027	296	20,150	20,150
Infield	Kissimmee, FL	Preferred Equity	n/a	November 2023	n/a	384	14,650	14,650
Prospect at Central	Denver, CO	Mezzanine Loan	15.0%	April 2025	May 8, 2027	65	5,100	5,100
The Bowline	Santa Rosa Beach, FL	Mezzanine Loan	14.8%	May 2025	May 20, 2029	162	8,418	6,611
Regenerant Venture	Various	Joint Venture	n/a	August 2025	n/a	238	—	11,189
Total						1,545	$91,776	$101,158

(1) Our mezzanine loans have the following extension options: Hollywood- one 12-month option, Monrovia- two 12-month options, Prospect- two 12-month options and Bowline- two 12-month options.

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	1.69 acres	May 2021	$9,014	82.45%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	7,928	100.00%
Galleria (2)	Salt Lake City, UT	26.07 acres	September 2022	35,730	100.00%
Westgate (3)	Colorado Springs, CO	27.5 acres	December 2025	9,125	100.00%
Total				$61,797

(1) The Block C Joint Venture includes land held for development for Millcreek North and The Archer development projects as well as cash held at the joint venture for future investment. The Block C Joint Venture also includes The Westerly, which is reflected in the separate development property table above. On January 31, 2025, we entered into a contract to sell The Archer for $3.0 million, which closed on May 7, 2026.

(2) On October 15, 2024, we entered into a contract to sell approximately 6.9 acres of land at Galleria for $8.0 million. We expect to close during 2026
(3) On December 18, 2025, we acquired this investment as part of the RS Merger and it is currently under contract to be sold. We expect to close during 2026.

Results of Operations

Our results of operations for the three months ended March 31, 2026 and 2025 are as follows ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025	Change
Revenues
Rental and other property revenues	$43,553	$37,308	$6,245
Property management revenues	1,596	1,792	(196)
Other revenues	2,376	1,566	810
Total revenues	47,525	40,666	6,859
Operating expenses
Property operations expense	19,460	13,582	5,878
Property management expense	4,460	4,582	(122)
Asset management fee	3,201	3,091	110
Depreciation and amortization	24,772	14,950	9,822
General and administrative expenses	2,829	2,559	270
Impairment loss	—	957	(957)
Total operating expenses	54,722	39,721	15,001
(Loss) income from operations	(7,197)	945	(8,142)
Equity in (losses) earnings of unconsolidated real estate entities	(1,591)	1,369	(2,960)
Interest income	137	334	(197)
Interest expense	(19,206)	(20,047)	841
Loss on debt extinguishment	(198)	(98)	(100)
Gain on sale of real estate assets	15,759	7,932	7,827
Gain on legal settlement	—	400	(400)
Other expense	(154)	(3,974)	3,820
Loss before income taxes	(12,450)	(13,139)	689
Income tax benefit	220	125	95
Net loss	(12,230)	(13,014)	784
Net loss attributable to noncontrolling interests:
Limited partners	6,893	6,405	488
Partially owned entities	1,099	336	763
Net loss attributable to controlling interests	(4,238)	(6,273)	2,035
Less: preferred stock dividends	$2,467	$1,333	$1,134
Net loss attributable to common stockholders	$(6,705)	$(7,606)	$901

Weighted-average common shares outstanding - basic and diluted	30,336,098	31,543,589

Net loss per common share - basic and diluted	$(0.22)	$(0.24)

Comparison of the Three Months Ended March 31, 2026 and 2025

Rental and Other Property Revenues

Rental and other property revenues increased by $6.2 million, driven by $11.9 million from properties acquired through the merger with RealSource Properties, Inc. and RealSource Properties OP, LP in December 2025 (the “RealSource Merger”) pursuant to which we acquired a portfolio of multifamily apartment communities and certain third-party property management contracts. This growth was partially offset by a $5.8 million decline from the sales of Cottonwood Broadway, Parc Westborough, and Sugarmont in 2025 and Cottonwood Apartments in 2026.

Property operations expense

Property operations expense increased by $5.9 million, primarily driven by $5.9 million from properties acquired through the RealSource Merger, increased insurance costs, and taxes. This was partially offset by a $2.0 million decline from property sales in 2025 and 2026.

Gain on Sale of Real Estate Assets

The $15.8 million gain on sale of real estate during the three months ended March 31, 2026 was from the sale of a 99.9% interest in Cottonwood Apartments. The $7.9 million gain on sale of real estate during the three months ended March 31, 2025 was from the sale of Cottonwood Broadway.

Other Expense

Other expense decreased by $3.8 million primarily due to $3.1 million in selling commissions expensed in the first quarter of 2025 from the exchange of Series 2019 Preferred Stock for Series 2025 Preferred Stock. No such exchanges occurred in 2026.

Reportable Net Operating Income

Reportable net operating income (“Reportable NOI”) is a supplemental non-GAAP measure of our property operating results, defined as operating revenues less operating expenses. While we consider net income (loss), as defined by GAAP, to be the most appropriate measure of overall performance, we also view Reportable NOI as an appropriate supplemental performance measure as it provides investors with useful information as to the ongoing operating performance of our properties by excluding items not considered controllable through property management, such as real estate-related depreciation and amortization, general and administrative expenses, advisory and property management fees, interest expense, gains on sale of real estate, other income and expense, and noncontrolling interests. Reportable NOI should not be viewed as an alternative to net income (loss) as a measure of financial performance, as it excludes items that may materially impact our results. In addition, our definition of Reportable NOI may differ from that used by other real estate companies. Accordingly, net income (loss) should be considered the primary indicator of our overall financial performance.

Reportable NOI represents 100% of each of our consolidated and unconsolidated properties’ reportable rental and other property revenues and reportable property operations expense. As of March 31, 2026, our same store portfolio consisted of 21 consolidated properties and four unconsolidated properties. Our non-same store and other portfolio consisted of 10 consolidated properties, three sold properties, and one unconsolidated property. Refer to Note 15 of the condensed consolidated financial statements for details of Reportable NOI, including significant expenses.

	Three Months Ended March 31,
	2026	2025
Reportable NOI
Same Store	$22,776	$24,448
Non-Same Store and Other	6,447	3,958
Total Reportable NOI	$29,223	$28,406

Comparison of the Three Months Ended March 31, 2026 and 2025

Same Store

Same store NOI was flat for the three months ended March 31, 2026 when compared to the same period in the prior year. The weighted-average rents for the same store portfolio were $1,671 and $1,696, while the weighted-average occupancy rate for the same store portfolio was 93.8% and 94.1% at March 31, 2026 and 2025, respectively.

Non-Same Store and Other

Reportable NOI for Non-Same Store and Other increased by $3.0 million, primarily driven by contributions from properties acquired through the RealSource Merger in December 2025, partially offset by lost NOI from the sale of three properties in 2025.

The following table reconciles the net loss attributable to common stockholders in the condensed consolidated statements of operations to total Reportable NOI for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to common stockholders	$(6,705)	$(7,606)
Depreciation and amortization	24,772	14,950
General and administrative expenses	2,829	2,559
Impairment loss	—	957
Property management revenues	(1,596)	(1,792)
Property management expense	4,460	4,582
Asset management fee	3,201	3,091
Other revenues	(2,376)	(1,566)
Equity in losses (earnings) of unconsolidated real estate entities	1,591	(1,369)
Interest income	(137)	(334)
Interest expense	19,206	20,047
Loss on debt extinguishment	198	98
Gain on sale of real estate assets	(15,759)	(7,932)
Gain on legal settlement	—	(400)
Other expense	154	3,974
Income tax benefit	(220)	(125)
Net loss attributable to noncontrolling interests - limited partners	(6,893)	(6,405)
Net loss attributable to noncontrolling interests - partially owned entities	(1,099)	(336)
Preferred stock dividends	2,467	1,333
Rental and other property revenues of unconsolidated properties	8,289	7,080
Property operations expense of unconsolidated properties	(3,159)	(2,400)
Reportable NOI	$29,223	$28,406

We further evaluate the performance of properties in our Same Store reportable segment on an adjusted, at-share basis (“Adjusted Same Store Reportable NOI”), reflecting CROP’s ownership at the end of the period for all properties within the same-store portfolio. This analysis may not be comparable to that of other real estate companies and should not be considered more relevant or accurate than GAAP measures in evaluating our operating performance.

The following table reconciles Same Store Reportable NOI to Adjusted Same Store Reportable NOI at Share for the three months ended March 31, 2026 and 2025 ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Same Store Reportable NOI	$22,776	$24,448
Non-core property expenses, net	206	(249)
At share adjustments (1)	(2,806)	(3,516)
Adjusted Same Store Reportable NOI	$20,176	$20,683

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

The following table presents a reconciliation of FFO and Core FFO to net loss attributable to CROP ($ in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to controlling interests	$(4,238)	$(6,273)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	24,017	14,349
Depreciation and amortization from unconsolidated real estate entities	3,136	1,988
Gain on sale of real estate assets	(15,759)	(7,932)
Loss allocated to noncontrolling interests - limited partners	(6,893)	(6,405)
Amount attributable to above from noncontrolling interests - partially owned entities	(1,442)	(514)
Funds from operations attributable to common stockholders and unit holders	(1,179)	(4,787)
Adjustments:
Gain on legal settlement	—	(400)
Amortization of intangible assets	755	601
Amortization of debt issuance costs	804	946
Accretion of discount on preferred stock	1,178	939
Difference between hypothetical liquidation book value and fair value (1)	1,845	—
Selling commissions and expenses from Series 2025 Preferred Stock Exchanges	—	3,090
Share-based compensation	656	1,042
Losses on debt extinguishment	198	98
Impairment loss	—	957
Losses on derivatives	103	690
Legal costs and settlements, net	—	(7)
Other adjustments (2)	225	320
Amount attributable to above from noncontrolling interests and unconsolidated entities	(78)	55
Core funds from operations attributable to common stockholders and unit holders	$4,507	$3,544

FFO per common share and unit - diluted	$(0.01)	$(0.07)
Core FFO per common share and unit - diluted	$0.05	$0.05
Weighted-average diluted common shares and units outstanding - FFO and Core FFO	91,454,214	69,794,328

(1) Represents preferred interest earned but not recognized under the hypothetical liquidation at book value accounting method.
(2) Other adjustments include acquisition fees and expenses, including those for the RealSource Merger, insurance losses, and other miscellaneous non-cash or non-recurring items.

Weighted-average dilutive common shares and units for FFO and Core FFO are as follows:

	Three Months Ended March 31,
	2026	2025
Dilutive weighted-average Series A Convertible Preferred shares	11,777,700	6,038,949
Weighted-average common shares	30,336,098	31,543,589
Weighted-average limited partnership units	49,340,416	32,211,790
Weighted-average common shares and units outstanding	91,454,214	69,794,328

    FFO increased on a nominal basis but declined on a per unit basis. The primary driver was $1.2 million of insurance claims incurred under our aggregate deductible program during the period. Excluding these claims, Core FFO per unit would have been $0.06 for the first quarter. Property management expenses were also higher due to increased payroll and the timing of professional fees, partially offset by lower corporate interest expense.

Refer to “Results of Operations” and “Reportable Net Operating Income” above for further detail.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a March 31, 2026 NAV per share for our outstanding Class T, Class D, Class I, and Class A shares of $11.3416.

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

Our total NAV in the following table includes (i) the NAV of our outstanding classes of common stock as of March 31, 2026, assuming all outstanding shares of Series A Convertible Preferred Stock have converted to Class I common stock as of March 31, 2026 and (ii) the partnership interests of CROP held by limited partners in CROP. The following table sets forth the components of our NAV as of March 31, 2026 ($ in thousands except share data):

Components of NAV*	As of March 31, 2026
Investments in Multifamily Operating Properties	$2,243,526
Investments in Multifamily Development Properties	65,635
Investments in Real Estate-Related Structured Investments	131,286
Investments in Land Held for Development	46,673
Operating Company and Other Net Current Assets	88,223
Cash and Cash Equivalents	16,793
Secured Real Estate Financing	(1,330,786)
Subordinated Unsecured Notes	(15,844)
Preferred Equity	(214,463)
Net Asset Value	$1,031,043
Fully-diluted Shares/Units Outstanding	90,908,114

* Presented as adjusted for our economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of March 31, 2026 ($ in thousands, except share and per share data):

	Class
	T	D	I(1)	A	OP(2)	Total
As of March 31, 2026
Monthly NAV	$51,452	$4,959	$223,275	$192,317	$559,040	$1,031,043
Fully-diluted Outstanding Shares/Units	4,536,596	437,225	19,686,374	16,956,755	49,291,164	90,908,114
NAV per Fully-diluted Share/Unit	$11.3416	$11.3416	$11.3416	$11.3416	$11.3416

(1) Commencing with our determination of NAV as of December 31, 2025, we have assumed all outstanding convertible preferred equity as of our NAV determination date has been converted to Class I shares based on the NAV per share of Class I common stock as of the determination date.

(2) Includes the partnership interests of CROP held by High Traverse Holdings, an entity beneficially owned by Daniel Shaeffer, Chad Christensen, Gregg Christensen and Eric Marlin and other CROP interests, including LTIP Units as described above, held by parties other than us.

Set forth below are the weighted averages of the key assumptions that were used by the independent appraisal firms in the discounted cash flow methodology in the March 31, 2026 valuations of our real property assets, based on property types:

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.93%	5.52%
Development Assets	7.05%	5.25%

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

A change in these assumptions would impact the calculation by the Independent Appraisal Firms of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.7%	2.5%
	0.25% increase	(2.6)%	(2.3)%
Exit Capitalization Rate	0.25% decrease	3.8%	4.0%
	0.25% increase	(3.4)%	(3.7)%

* Presented as adjusted for our economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

March 31, 2026
Stockholders’ equity	$285,287
Noncontrolling interests attributable to limited partners	281,759
567,046
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	281,453
Unrealized net real estate and debt appreciation	139,730
Transaction and financing costs	19,421
Deferred revenue	13,291
Difference between hypothetical liquidation book value accounting and fair value	7,943
Deferred tax liability	7,844
Discount on preferred stock	(8,842)
Other (1)	3,157
NAV	$1,031,043

(1) Other includes non-current commissions and derivative assets where settlement is not imminent.

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

•Transaction and financing costs are added back and amortized according to NAV policy.
•We exclude deferred revenue as recorded under GAAP for funds received from an easement agreement.
•Certain preferred equity investments are accounted under the hypothetical liquidation book value method. The adjustment reflects the difference between using that method and fair value.
•We exclude deferred tax assets and liabilities unless a refund or payment is likely or probable.
•Our preferred stock that is mandatorily redeemable is accounted for as a liability with associated issuance costs deferred and amortized under GAAP. These issuance costs are excluded for purposes of determining our NAV.

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the “2%/25% Limitation”), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended March 31, 2026, our total operating expenses were less than the 2%/25% Limitation.

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

Due to commitments on our structured investments and development projects, which we believe will be accretive to our portfolio, our available cash to fund repurchase requests is limited. We completed the sale of 99.9% of our interests in Cottonwood Apartments (February 2026), which currently has the net proceeds reserved for a potential 1031 exchange, to strengthen our liquidity position and enhance our ability to fund repurchase requests and anticipate we will be able to fully fund repurchase requests. To continue to bolster our liquidity position, we may pursue additional strategic asset sales in the future or seek additional sources of capital.

As of March 31, 2026, we have $1.1 billion of fixed rate debt and $175.2 million of variable rate debt, which includes $15.6 million of land loans and $22.7 million of construction loans. We have interest rate cap hedging instruments on $118.8 million, or 67.8%, of our variable rate debt. In addition, CROP has issued unsecured promissory notes in a private placement offering maturing in December 2029, in an aggregate amount of $15.6 million.

We have a credit facility in place with JP Morgan that provides us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate and is secured by Alpha Mill. We may obtain advances secured against Alpha Mill up to $100.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt-service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of March 31, 2026, the amount available to draw on this facility was capped at $26.4 million primarily due to the current interest rate environment and the applicable debt-service coverage ratio. On April 7, 2026, we drew $9.0 million on this facility.

One of our principal long-term liquidity requirements includes the repayment of maturing debt. Aggregate maturities will be $59.4 million for the year ended December 31, 2026 and for the years ending 2027 through 2030 will be $392.7 million, $145.9 million, $85.7 million, and $409.1 million, respectively, and $182.5 million in the aggregate thereafter. Of the $59.4 million maturing during the current year ended December 31, 2026, $6.0 million relates to our outstanding revolving credit facility and $41.1 million relates to debt secured by our operating property investment, Antero.

Approximately $427.6 million of debt, which primarily comprises eight mortgage notes with an aggregate principal balance of $403.0 million and land loans with an aggregate principal balance of $15.6 million, is scheduled to mature within twelve months of the issuance date of these condensed consolidated financial statements. Our cash on hand and other liquidity sources are less than these maturities as of the issuance date of these condensed consolidated financial statements. However, we intend to address these upcoming maturities primarily through refinancing the maturing mortgage loans, selling a land parcel, and using cash on hand and available borrowing capacity under current and future credit facilities. We are actively engaged with our existing lenders and other potential financing sources regarding these refinancing efforts. The mortgage loans are secured by operating and income-producing properties. We believe the operating performance of the underlying assets, current collateral values, and prevailing market conditions support refinancing. Accordingly, we believe it is probable that these plans will be effectively implemented and will enable us to satisfy our obligations as they come due.

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

As of March 31, 2026, we had 10.3 million shares outstanding for our Series 2023 Preferred Stock, 0.3 million shares outstanding for our Series 2023-A Preferred Stock, and 10.9 million shares outstanding for our Series 2025 Preferred Stock.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash from operating activities	$(1,212)	$(5,463)
Net cash from investing activities	44,341	63,456
Net cash from financing activities	(23,578)	(69,606)
Net increase (decrease) in cash and cash equivalents and restricted cash	$19,551	$(11,613)

Net cash flows from operating activities improved by $4.3 million compared to the prior-year period, primarily driven by $3.1 million of selling commissions and expenses related to Series 2025 Preferred Stock exchanges incurred in 2025 that did not recur in 2026, as well as incremental cash flows from properties acquired in the RealSource Merger. This increase was partially offset by the loss of cash flows from three properties sold in 2025.

Net cash flows from investing activities decreased by $19.1 million compared to the prior-year period, primarily due to $28.9 million of lower proceeds from property sales in 2026 relative to 2025. This decrease was partially offset by $3.4 million in lower capital expenditures and the issuance of a $7.0 million promissory note in 2025.

Net cash flows from financing activities increased by $46.0 million compared to the prior-year period, primarily driven by a $65.7 million increase in borrowings on our revolving credit facility, mortgage notes, and construction loans, along with $5.1 million of unsecured notes and $2.6 million raised through our DST program in 2026. This increase was partially offset by higher distributions of $3.1 million, increased redemptions of $1.0 million, and $22.6 million of proceeds from land loans in 2025.

Distributions

The following table shows distributions paid and cash flow used in operating activities during the three months ended March 31, 2026 and the year ended December 31, 2025 ($ in thousands):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Distributions paid in cash - convertible preferred stockholders	$2,401	$6,842
Distributions paid in cash - common stockholders	4,179	18,222
Distributions paid in cash to noncontrolling interests - limited partners	8,383	22,949
Distributions of DRP (reinvested)	825	3,411
Total distributions (1)	$15,788	$51,424

Source of distributions (2)
Paid from proceeds from realized investments	$—	$48,013
Paid from additional borrowings	6,000	—
Paid from offering proceeds	8,963	—
Offering proceeds from issuance of common stock pursuant to the DRP	825	3,411
Total sources	$15,788	$51,424

Net cash used in operating activities (2)	$(1,212)	$(20,574)

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

For the three months ended March 31, 2026, distributions declared to convertible preferred stockholders, common stockholders and limited partners were $2.5 million, $5.1 million and $8.4 million, respectively.

For the three months ended March 31, 2026, we paid cash distributions to convertible preferred stockholders, common stockholders and limited partners of $2.4 million, $4.2 million and $8.4 million, respectively. For the three months ended March 31, 2026, our net loss was $12.2 million. Cash flows used in operating activities for the three months ended March 31, 2026 were $1.2 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ending December 31, 2025 for discussions of our critical accounting estimates. As of March 31, 2026, our critical accounting estimates have not changed from those described in that report.

Subsequent Events

Sale of The Archer

On May 7, 2026, we sold land held for investment for The Archer development project for net proceeds of $3.2 million. We expect to recognize a gain on sale during the three months ended June 30, 2026.

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

We have both fixed and variable rate debt. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes do affect the fair value of fixed rate instruments. As of March 31, 2026, both the face value and estimated aggregate fair value of our fixed rate mortgage debt was $1.1 billion. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of March 31, 2026, the fair value of our fixed rate debt would have decreased by $15.2 million.

Conversely, movements in interest rates on variable rate debt change future earnings and cash flows, but, other than changes in required risk premiums, do not significantly affect fair value. As of March 31, 2026, we had $175.2 million of variable rate debt outstanding with 67.8% of our variable rate debt under rate cap hedging arrangements and 32.2% of our variable rate debt as construction or land loans. If interest rates on non-hedged variable rate debt had been 100 basis points higher during the year ended March 31, 2026, our interest expense would have increased by $15,000. Interest on construction loans and land loans prior to being placed in service is capitalized; therefore, the impact of a change in interest rates on our condensed consolidated statements of operations would be less than the total change, but we would incur higher cash payments and capitalized costs, resulting in greater depreciation in later years.

The weighted-average interest rate of our variable rate debt at March 31, 2026 was 5.6%. The interest rate represents the actual interest rate in effect at March 31, 2026 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of March 31, 2026 where applicable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2026, we were not involved in any material legal proceedings.

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

For the three months ended March 31, 2026, we had consolidated net loss of $12.2 million. For the year ended December 31, 2025, we had consolidated net loss of $12.9 million. As of March 31, 2026, we had an accumulated deficit of $114.8 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $24.8 million for the three months ended March 31, 2026 and $57.4 million for the year ended December 31, 2025.

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

For the three months ended March 31, 2026, and the year ended December 31, 2025, we paid aggregate distributions to convertible preferred stockholders, common stockholders and limited partnership unit holders of $15.8 million and $51.4 million, including $15.0 million and $48.0 million of distributions paid in cash and $0.8 million and $3.4 million of distributions reinvested through our distribution reinvestment plan, respectively.

Our net loss for the three months ended March 31, 2026 was $12.2 million and our net loss for the year ended December 31, 2025 was $12.9 million. Cash flows used in operating activities were $1.2 million for the three months ended March 31, 2026, and cash flows used in operating activities were $20.6 million for the year ended December 31, 2025.

We funded our total distribution paid during the three months ended March 31, 2026, which includes net cash distributions and distribution reinvestment by stockholders, with $0.8 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan, $6.0 million from additional borrowings and $9.0 million from offering proceeds.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

During the three months ended March 31, 2026, we sold equity securities that were not registered under the Securities Act and not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K as described below.

LTIP Units

On January 2, 2026, we granted 25,093 time-based LTIP Units in CROP with an aggregate value of $0.3 million, to our three independent directors as compensation for serving as directors. The LTIP Units have a one-year vesting schedule.

On January 2, 2026, we granted an aggregate of 263,468 time-based LTIP Units in CROP with an aggregate value of $3.0 million to our executive officers and certain of our employees as equity compensation. The LTIP Units vest over four years in equal installments on a quarterly basis, subject to continued service.

The value of the LTIP Units granted in January 2026 was determined by reference to the November 30, 2025 net asset value of OP Units of $11.3578. The issuance of all such shares of LTIP Units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

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

Class I Common Stock

On January 2, 2026, we granted 33,308 restricted shares of our Class I common stock to certain employees of us and our advisor and its affiliates for past and future services for us. The restricted stock units have a four-year vesting schedule. The shares were issued exclusively to accredited investors in reliance on Rule 506(b) of Regulation D. No general solicitation or underwriters were involved in the issuance. The shares were issued at the most recently disclosed net asset value or NAV of per share on November 30, 2025, as determined based on the valuation guidelines adopted by our board of directors which was $11.3578.

During the three months ended March 31, 2026, we issued 5,000 shares of Class I common stock upon exchange of corresponding CROP Units held by various limited partners. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder. We relied on the exemption based on representations given by the holders of the CROP Units. The Class I common stock was issued at the most recently disclosed NAV of the Class I shares as determined based on the valuation guidelines adopted by our board of directors.

During the three months ended March 31, 2026, we issued 661,246 shares of Class I common stock upon exchange of 751,330 Series A Convertible Preferred Stock pursuant to the terms of the Series A Convertible Preferred Stock which provide that after the holder of the Series A Convertible Preferred Stock has held the shares for two years, we have the right, in our sole discretion, to convert the Series A Convertible Preferred Stock into shares of our Class I common stock at the most recently disclosed NAV per share of Class I common stock. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 3(a)(9) of the Securities Act on the basis that the issuance of Class I common stock constituted an exchange with existing holders of the Company’s securities and no commission or other remuneration was paid or given directly or indirectly for soliciting such transaction.

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

During the three months ended March 31, 2026, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased (1)	Repurchases as a Percentage of NAV (2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
January 2026	305,440	1.0380303%	$11.2932	—
February 2026	285,162	0.9538392%	$11.3587	—
March 2026	464,369	1.5414406%	$11.3428	—
Total	1,054,971

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) During the quarterly period ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Preferred Stock Articles Supplementary

On May 1, 2026, we filed with the State Department of Assessments and Taxation of Maryland (the “SDAT”) Articles Supplementary to classify and designate 5,000,000 additional shares of authorized but unissued preferred stock as shares of Series A Convertible Preferred Stock in connection with the determination by the board of directors of the Company to increase the offering size of the Company’s private offering to $200,000,000. There were no changes made to the preferences, limitations, powers and relative rights of the Series A Convertible Preferred Stock. Additional information regarding the Series A Convertible Preferred Stock and the related private offering is included in the Company’s Current Report on Form 8-K dated September 22, 2023. The Articles Supplementary were effective upon filing with the SDAT.

Renewal of the Advisory Agreement

On May 7, 2026, we renewed the advisory agreement by and among us, CROP and CC Advisors III. The renewed advisory agreement is effective through May 7, 2026; however, either party may terminate the renewed advisory agreement without cause or penalty upon providing 60 days’ written notice. The terms of the renewed advisory agreement are identical to those of the advisory agreement that was previously in effect.

Renewal of Reimbursement and Cost Sharing Agreement

Also on May 7, 2026, we renewed the reimbursement and cost sharing agreement between Cottonwood Capital Management, Inc. ("CCMI"), a subsidiary of CROP, and Cottonwood Communities Advisors, LLC, the parent of CC Advisors III. The renewed reimbursement and cost sharing agreement is effective through May 7, 2026; however, CCMI may cease to make available any or all of its employees upon providing 60 days’ written notice. The terms of the renewed reimbursement and cost sharing agreement are identical to those of the reimbursement and cost sharing agreement that was previously in effect.

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

3.21*	Articles Supplementary for the terms of Series A Convertible Preferred Stock

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

4.3	Multiple Class Plan, incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment no. 7 to its Registration Statement on Form S-11 (No. 333-215272) filed August 11, 2021
4.4	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus included in the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754))
10.1*	Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2026
10.2*	Renewal Agreement dated May 7, 2026 by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC with respect to Reimbursement and Cost Sharing Agreement dated May 7, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Program Amended August 2025 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11/A (No. 333-282872) filed September 29, 2025)
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

By:	/s/ Daniel Shaeffer
Daniel Shaeffer, Chief Executive Officer

By:	/s/ Adam Larson
Adam Larson, Chief Financial Officer

Dated: May 12, 2026