Form 10-Q
period 2026-06-30
Cottonwood Communities, Inc.
filed 2026-08-14
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

3257 S. Richmond St., Suite 106B, Millcreek, UT 84106
(Address of principal executive offices, including Zip Code)

(801) 278-0700
(Registrant's telephone number, including Area Code)

1245 Brickyard Road, Suite 250, Salt Lake City, UT 84106
(Former Address, if Changed Since Last Report)
_________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 7, 2026, there were 4,506,057 shares of the registrant’s Class T common stock, 439,512 shares of the registrant's Class D common stock, 10,440,228 shares of the registrant's Class I common stock, and 16,356,489 shares of the registrant’s Class A common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Real estate assets, net	$1,890,415	$1,887,725
Investments in unconsolidated real estate entities	145,532	144,939
Investments in real estate-related loans, net	43,227	42,730
Cash and cash equivalents	47,711	39,454
Restricted cash	50,892	28,362
Other assets	54,713	47,256
Total assets	$2,232,490	$2,190,466
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,224,972	$1,246,637
Construction loan, net	28,944	16,836
Land loans, net	12,322	19,211
Preferred stock, net	216,544	198,567
Unsecured promissory notes, net	15,756	9,595
Related party payables	1,341	2,865
Accounts payable, accrued expenses and other liabilities	72,811	72,579
Total liabilities	1,572,690	1,566,290
Commitments and contingencies (Note 13)
Equity and noncontrolling interests
Stockholders' equity
Series A Convertible Preferred Stock, $0.01 par value, 15,000,000 shares authorized at $10.00 per share; 12,887,884 and 11,982,475 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	111,164	105,851
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,471,284 and 4,128,149 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	44	41
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 441,011 and 433,710 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	4	4
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 9,747,853 and 7,149,167 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	97	72
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 16,520,503 and 17,547,698 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	159	169
Additional paid-in capital	430,619	402,956
Accumulated distributions - Series A Convertible Preferred	(14,485)	(9,526)
Accumulated distributions - common stock	(116,443)	(106,199)
Accumulated deficit	(121,991)	(110,561)
Total stockholders' equity	289,168	282,807
Noncontrolling interests
Limited partners	308,673	294,437
Partially owned entities	61,959	46,932
Total noncontrolling interests	370,632	341,369
Total equity and noncontrolling interests	659,800	624,176
Total liabilities, equity and noncontrolling interests	$2,232,490	$2,190,466

See accompanying notes to condensed consolidated financial statements

Note: The condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 include assets of consolidated variable interest entities, or VIEs of $907.4 million and $912.1 million, respectively, and liabilities of $645.2 million and $642.2 million, respectively. Refer to Note 11 for additional discussion of our VIEs.

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Rental and other property revenues	$43,481	$35,185	$87,034	$72,493
Property management revenues	1,727	1,659	3,323	3,451
Other revenues	2,492	2,140	4,868	3,706
Total revenues	47,700	38,984	95,225	79,650
Operating expenses
Property operations expense	17,187	13,543	36,647	27,125
Property management expense	4,256	4,785	8,716	9,367
Asset management fee	3,234	3,032	6,435	6,123
Depreciation and amortization	23,725	14,236	48,497	29,186
General and administrative expenses	2,312	2,930	5,141	5,489
Impairment loss	—	—	—	957
Total operating expenses	50,714	38,526	105,436	78,247
(Loss) income from operations	(3,014)	458	(10,211)	1,403
Equity in (losses) earnings of unconsolidated real estate entities	(2,046)	1,516	(3,637)	2,885
Interest income	238	481	375	815
Interest expense	(19,540)	(18,312)	(38,746)	(38,359)
Loss on debt extinguishment	—	(1,634)	(198)	(1,732)
Gain on sale of real estate assets	4,730	56,834	20,489	64,766
Gain on legal settlement	—	—	—	400
Other expense	(96)	(3,144)	(250)	(7,118)
(Loss) income before income taxes	(19,728)	36,199	(32,178)	23,060
Income tax benefit	196	295	416	420
Net (loss) income	(19,532)	36,494	(31,762)	23,480
Net loss (income) attributable to noncontrolling interests:
Limited partners	11,586	(18,720)	18,479	(12,315)
Partially owned entities	754	408	1,853	744
Net (loss) income attributable to controlling interests	(7,192)	18,182	(11,430)	11,909
Less: preferred stock dividends	2,491	1,684	4,958	3,017
Net (loss) income attributable to common stockholders	$(9,683)	$16,498	$(16,388)	$8,892

Weighted-average common shares outstanding - basic	31,196,081	31,018,873	30,768,465	31,279,782
Weighted-average common shares outstanding - diluted	31,196,081	38,574,476	30,768,465	31,279,782

Net (loss) earnings per common share - basic	$(0.31)	$0.53	$(0.53)	$0.28
Net (loss) earnings per common share - diluted	$(0.31)	$0.47	$(0.53)	$0.28

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2026	$105,851	$41	$4	$72	$169	$402,956	$(9,526)	$(106,199)	$(110,561)	$282,807	$294,437	$46,932	$624,176
Issuance of Series A Convertible Preferred Stock	15,944	—	—	—	—	—	—	—	—	15,944	—	—	15,944
Offering Costs - Series A Convertible Preferred Stock	(1,309)	—	—	—	—	—	—	—	—	(1,309)	—	—	(1,309)
Issuance of common stock	—	6	—	6	—	13,596	—	—	—	13,608	—	—	13,608
Offering costs - common stock	—	—	—	—	—	(1,632)	—	—	—	(1,632)	—	—	(1,632)
Distribution reinvestment	—	—	—	—	—	825	—	—	—	825	—	—	825
Common stock/OP Units repurchased	—	(2)	—	(2)	(6)	(12,079)	—	—	—	(12,089)	(957)	—	(13,046)
Exchanges and transfers	(7,513)	—	—	7	—	7,563	—	—	—	57	(57)	—	—
Issuance of OP Units	—	—	—	—	—	—	—	—	—	—	1,525	—	1,525
Contributions to DST Program	—	—	—	—	—	108	—	—	—	108	175	2,297	2,580
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	6,120	6,120
Share-based compensation	—	—	—	—	—	111	—	—	—	111	545	—	656
Other	—	—	—	—	—	—	—	—	—	—	—	(236)	(236)
Distributions to investors	—	—	—	—	—	—	(2,468)	(5,051)	—	(7,519)	(8,402)	(181)	(16,102)
Net loss	—	—	—	—	—	—	—	—	(4,238)	(4,238)	(6,893)	(1,099)	(12,230)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	(1,386)	—	—	—	(1,386)	1,386	—	—
Balance at March 31, 2026	$112,973	$45	$4	$83	$163	$410,062	$(11,994)	$(111,250)	$(114,799)	$285,287	$281,759	$53,833	$620,879
Issuance of Series A Convertible Preferred Stock	15,704	—	—	—	—	—	—	—	—	15,704	—	—	15,704
Offering Costs - Series A Convertible Preferred Stock	(1,520)	—	—	—	—	—	—	—	—	(1,520)	—	—	(1,520)
Issuance of common stock	—	—	—	2	—	3,644	—	—	—	3,646	—	—	3,646
Offering costs - common stock	—	—	—	—	—	(482)	—	—	—	(482)	—	—	(482)
Distribution reinvestment	—	—	—	—	—	854	—	—	—	854	—	—	854
Common stock/OP Units repurchased	—	(1)	—	(2)	(4)	(8,698)	—	—	—	(8,705)	(1,876)	—	(10,581)
Exchanges and transfers	(15,993)	—	—	14	—	15,979	—	—	—	—	—	—	—
Issuance of OP Units	—	—	—	—	—	—	—	—	—	—	56,069	—	56,069
Contributions to DST Program	—	—	—	—	—	853	—	—	—	853	1,381	10,065	12,299
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	780	780
Share-based compensation	—	—	—	—	—	116	—	—	—	116	557	—	673
Other	—	—	—	—	—	309	—	—	—	309	626	(942)	(7)
Distributions to investors	—	—	—	—	—	—	(2,491)	(5,193)	—	(7,684)	(10,275)	(1,023)	(18,982)
Net loss	—	—	—	—	—	—	—	—	(7,192)	(7,192)	(11,586)	(754)	(19,532)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	7,982	—	—	—	7,982	(7,982)	—	—
Balance at June 30, 2026	$111,164	$44	$4	$97	$159	$430,619	$(14,485)	$(116,443)	$(121,991)	$289,168	$308,673	$61,959	$659,800

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Continued)
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2025	$50,668	$43	$4	$62	$197	$372,611	$(2,255)	$(84,797)	$(105,717)	$230,816	$186,032	$28,081	$444,929
Issuance of Series A Convertible Preferred Stock	19,899	—	—	—	—	—	—	—	—	19,899	—	—	19,899
Offering Costs - Series A Convertible Preferred Stock	(1,621)	—	—	—	—	—	—	—	—	(1,621)	—	—	(1,621)
Series A Convertible Preferred Stock repurchased	(450)	—	—	—	—	—	—	—	—	(450)	—	—	(450)
Issuance of common stock	—	1	—	5	—	7,660	—	—	—	7,666	—	—	7,666
Offering costs - common stock	—	—	—	—	—	(489)	—	—	—	(489)	—	—	(489)
Distribution reinvestment	—	—	—	—	—	871	—	—	—	871	—	—	871
Common stock/OP Units repurchased	—	(1)	—	(2)	(7)	(11,758)	—	—	—	(11,768)	(90)	—	(11,858)
Exchanges and transfers	—	—	—	1	—	1,792	—	—	—	1,793	(1,793)	—	—
Share-based compensation	—	—	—	—	—	93	—	—	—	93	949	—	1,042
Distributions to investors	—	—	—	—	—	—	(1,333)	(5,648)	—	(6,981)	(5,893)	(93)	(12,967)
Net loss	—	—	—	—	—	—	—	—	(6,273)	(6,273)	(6,405)	(336)	(13,014)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	782	—	—	—	782	(782)	—	—
Balance at March 31, 2025	$68,496	$43	$4	$66	$190	$371,562	$(3,588)	$(90,445)	$(111,990)	$234,338	$172,018	$27,652	$434,008
Issuance of Series A Convertible Preferred Stock	12,693	—	—	—	—	—	—	—	—	12,693	—	—	12,693
Offering Costs - Series A Convertible Preferred Stock	(1,063)	—	—	—	—	—	—	—	—	(1,063)	—	—	(1,063)
Issuance of common stock	—	1	1	1	—	2,815	—	—	—	2,818	—	—	2,818
Offering costs - common stock	—	—	—	—	—	(491)	—	—	—	(491)	—	—	(491)
Distribution reinvestment	—	—	—	—	—	873	—	—	—	873	—	—	873
Common stock/OP Units repurchased	—	(1)	—	(7)	(6)	(17,475)	—	—	—	(17,489)	(600)	—	(18,089)
Exchanges and transfers	—	—	—	3	—	3,640	—	—	—	3,643	(3,643)	—	—
Share-based compensation	—	—	—	—	—	76	—	—	—	76	780	—	856
Distributions to investors	—	—	—	—	—	—	(1,684)	(5,539)	—	(7,223)	(5,839)	(54)	(13,116)
Net income (loss)	—	—	—	—	—	—	—	—	18,182	18,182	18,720	(408)	36,494
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	2,846	—	—	—	2,846	(2,846)	—	—
Balance at June 30, 2025	$80,126	$43	$5	$63	$184	$363,846	$(5,272)	$(95,984)	$(93,808)	$249,203	$178,590	$27,190	$454,983

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(31,762)	$23,480
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,497	29,186
Gain on sale of real estate assets	(20,489)	(64,766)
Share-based compensation	1,329	1,898
Deferred taxes	(511)	(484)
Amortization of debt issuance costs, discounts and premiums	3,983	3,574
Derivative fair value adjustments	105	1,037
Loss on debt extinguishment	198	1,732
Impairment loss	—	957
Other operating	(535)	122
Equity in losses (earnings) of unconsolidated real estate entities	3,637	(2,885)
Distributions from unconsolidated real estate entities - return on capital	1,529	1,433
Changes in operating assets and liabilities:
Other assets	(6,801)	(5,604)
Accounts payable, accrued expenses and other liabilities	1,989	2,269
Net cash provided by (used in) operating activities	1,169	(8,051)
Cash flows from investing activities:
Acquisitions of real estate	(48,498)	—
Proceeds from sale of real estate assets, net	70,109	327,031
Promissory note to buyer of real estate assets	—	(7,000)
Capital expenditures and development activities	(24,407)	(25,677)
Investments in unconsolidated real estate entities	(1,130)	(1,000)
Contributions to investments in real estate-related loans	—	(6,876)
Other investing activities	(900)	—
Net cash (used in) provided by investing activities	(4,826)	286,478

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Principal payments on mortgage notes	(1,190)	(358)
Borrowings from revolving credit facility	9,000	11,000
Repayments on revolving credit facility	(15,000)	(67,264)
Borrowings under mortgage notes	52,100	42,556
Repayments of mortgage notes	(35,430)	(221,405)
Deferred financing costs on mortgage notes	(814)	—
Borrowings from construction loans	11,386	6
Borrowings under land loans	—	19,240
Repayments on land loans	(6,918)	—
Deferred financing costs on land loans	—	(222)
Proceeds from issuance of preferred stock	18,297	18,502
Redemption of preferred stock	(771)	(1,013)
Offering costs paid on issuance of preferred stock	(1,872)	(1,780)
Proceeds from issuance of unsecured promissory notes	6,500	—
Offering costs paid on issuance of unsecured notes	(451)	—
Repurchase of unsecured promissory notes	—	(843)
Proceeds from issuance of Series A Convertible Preferred Stock	30,056	32,708
Offering costs paid on issuance of Series A Convertible Preferred Stock	(2,800)	(2,682)
Repurchase of Series A Convertible Preferred Stock	—	(450)
Proceeds from issuance of common stock	17,205	10,484
Offering costs paid on issuance of common stock	(2,047)	(1,092)
Repurchase of common stock/OP Units	(24,396)	(30,222)
Contributions from noncontrolling interests	15,660	—
Distributions to convertible preferred stockholders	(4,919)	(2,797)
Distributions to common stockholders	(8,469)	(9,504)
Distributions to noncontrolling interests - limited partners	(18,379)	(11,754)
Distributions to noncontrolling interests - partially owned entities	(1,205)	(147)
Other financing activities	(1,099)	—
Net cash provided by (used in) financing activities	34,444	(217,037)
Net increase in cash and cash equivalents and restricted cash	30,787	61,390
Cash and cash equivalents and restricted cash, beginning of period	67,816	93,437
Cash and cash equivalents and restricted cash, end of period	$98,603	$154,827

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$47,711	$128,898
Restricted cash	50,892	25,929
Total cash and cash equivalents and restricted cash	$98,603	$154,827

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$36,117	$49,129

Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued deferred offering costs	$175	$(146)
Distributions reinvested in common stock	1,679	1,744
Changes in accrued capital expenditures	1,864	(55)
Paid-in-kind interest related to construction	790	—
Changes in accrued redemptions	(1,001)	(574)
Cottonwood on 6th Consolidation
Real estate assets	$6,120	$—
Noncontrolling interest	(6,120)	—
Orchards at Cherry Creek Apartments Acquisition
Real estate assets, net of cash acquired	$61,996	$—
Other assets and liabilities assumed, net	757	—
Value of OP Units issued for interests acquired	43,628	—
5 Row Apartments Acquisition
Real estate assets, net of cash acquired	$41,096	$—
Value of OP Units issued for interests acquired	11,361	—
APT Acquisition
Customer relationship intangible asset	$1,012	$—
Other assets and liabilities assumed, net	120	—
Value of OP Units issued for interests acquired	1,132	—
Melrose Phase II Deconsolidation
Real estate assets derecognized	$35,548	$—
Mortgage derecognized	(32,188)	—
Cash and restricted cash derecognized	900	—
Other assets and liabilities derecognized, net	(450)	—
Fair value of retained interest as equity method investment	4,344	—

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

As a perpetual-life REIT, we intend to offer common stock through public offerings that do not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. Our current offering, which commenced November 4, 2025, is for $675.0 million of shares of common stock in a primary offering and $75.0 million under our distribution reinvestment plan (“DRP”). As of June 30, 2026, we have raised gross proceeds of $407.4 million from all our public offerings, including $13.0 million in proceeds through our DRP.

Since November 2019, we have periodically conducted private placement offerings exempt from registration under the Securities Act pursuant to which we have offered for sale to accredited investors preferred stock at a purchase price of $10.00 per share of preferred stock (the “Private Offerings”). As of June 30, 2026, we have raised gross proceeds of $438.9 million from the Private Offerings. Additional information about our preferred stock is included in Note 8 for preferred stock accounted for as liabilities and Note 9 for preferred stock accounted for as equity.

In addition, we have a program through our taxable REIT subsidiary (the “DST Program”), to sell beneficial interests (“DST Interests”) in Delaware statutory trusts (“DSTs”) holding real properties to accredited investors through private placement offerings exempt from registration under the Securities Act. We commenced our first offering of DST Interests in Cottonwood Riverfront DST, a DST holding 805 Riverfront, in the third quarter of 2025. Our ownership interest in 805 Riverfront will decline as we raise proceeds in this DST offering. As of June 30, 2026, $27.4 million of DST Interests had been sold.

We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of June 30, 2026, our portfolio consists of ownership interests or structured investment interests in 47 multifamily apartment communities with a total of 13,050 units, including 364 units in two multifamily apartment communities under construction and another 1,545 units in seven multifamily apartment communities in which we have a structured investment interest. In addition, we have an ownership interest in five land sites.

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. As our comprehensive income is equivalent to net income, our accompanying condensed consolidated financial statements do not include a Statement of Other Comprehensive Income.

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

3.    Real Estate Assets, Net

The following table summarizes the carrying amounts of our consolidated real estate assets ($ in thousands):

	June 30, 2026	December 31, 2025
Land	$276,601	$280,011
Buildings and improvements	1,632,903	1,617,134
Furniture, fixtures and equipment	76,356	72,834
Intangible assets	49,390	49,348
Construction in progress (1)	109,455	89,184
	2,144,705	2,108,511
Less: Accumulated depreciation and amortization	(254,290)	(220,786)
Real estate assets, net	$1,890,415	$1,887,725

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our operating properties.

Asset Dispositions and Deconsolidations

On February 6, 2026, we completed the sale of a 99.9% interest in Cottonwood Apartments for gross proceeds of $57.7 million. We reserved net proceeds of $20.8 million (net of mortgage debt and closing costs) for a potential Section 1031 exchange and recognized a gain of $15.8 million.

In May 2026, we sold two land parcels for gross proceeds of approximately $10.0 million.

On June 5, 2026, we sold tenant-in-common interests in Melrose Phase II to unaffiliated third parties for gross proceeds of $20.9 million, reducing our ownership from 100% to 50.2%. As a result of this transaction, Melrose Phase II was deconsolidated and our remaining ownership is recorded as an investment in unconsolidated real estate. Refer to Note 4. We reserved net proceeds of $4.6 million (net of assumed mortgage debt and closing costs) for a potential Section 1031 exchange and recorded a gain on sale of $4.8 million, of which $0.5 million was attributable to remeasuring the retained interest at fair value.

Asset Acquisitions

On June 10, 2026, we acquired Orchards at Cherry Creek Apartments, a 240-unit multifamily community in Centennial, CO for a purchase price of $62.4 million, of which $43.6 million was paid with the issuance of OP Units.

On June 30, 2026, we acquired 5 Row Apartments, a 128-unit multifamily community in Charlottesville, VA for a purchase price of $40.9 million, of which $11.4 million was paid with the issuance of OP Units.

Assets and liabilities of both properties purchased during the six months ended June 30, 2026 were recorded at relative fair value as asset acquisitions. Intangible assets acquired generally consist of in-place lease intangibles and are amortized over six months.

The following table summarizes the purchase price allocation of the real estate assets acquired during the six months ended June 30, 2026 ($ in thousands):

	Allocated Amounts
Property	Building	Land	Personal Property	Intangible	Total
Orchards at Cherry Creek	$46,512	$8,992	$5,435	$1,493	$62,432
5 Row Apartments	$33,470	$4,178	$2,607	$841	$41,096

Cottonwood on 6th

Cottonwood on 6th (formerly “Western Gardens”) is an early-stage multifamily development project in Salt Lake City, Utah, partially owned by affiliates of certain of our executive officers, which we consolidate. To fund development, we are sponsoring an offering of up to $21.1 million to external investors. As of June 30, 2026, $0.8 million had been raised through the offering and is recorded as noncontrolling interest – partially owned entities. As of June 30, 2026, we had $13.9 million of capitalized development costs on the condensed consolidated balance sheets for the project.

4.    Investments in Unconsolidated Real Estate Entities

Our investments in unconsolidated real estate entities consist of ownership interests in operating properties and preferred equity investments as follows as of June 30, 2026 and December 31, 2025 ($ in thousands):

			Balance at
Property / Development	Location	% Owned	June 30, 2026	December 31, 2025
Operating Properties
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	$7,338	$8,377
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	5,045	5,298
Fox Point (1)	Salt Lake City, UT	52.8%	11,291	11,775
The Marq Highland Park (1)	Tampa, FL	74.1%	18,851	19,860
Autumn Ridge (1)	Raleigh, NC	92.4%	21,009	23,259
Melrose Phase II (1)(2)	Nashville, TN	50.2%	3,920	—

Preferred Equity Investments
417 Callowhill (3)	Philadelphia, PA		43,584	44,752
Infield (3)	Kissimmee, FL		22,129	20,389

Other Investments
Regenerant Venture	Various		12,117	10,987
Other			248	242
Total			$145,532	$144,939

(1) We account for our tenant in common interests in these properties as equity method investments.
(2) On June 5, 2026, we sold 49.8% of our ownership interest in Melrose Phase II. Refer to Note 3.
(3) As of June 30, 2026, we have fully funded our commitments on both 417 Callowhill and Infield.

Our proportionate share of losses from unconsolidated operating properties for the three months ended June 30, 2026 and 2025 were $2.6 million and $0.7 million, respectively. Our proportionate share of losses from unconsolidated operating properties for the six months ended June 30, 2026 and 2025 were $4.2 million and $1.4 million, respectively. These amounts are included in equity in (losses) earnings of unconsolidated real estate entities in the condensed consolidated statements of operations.

Certain investments have liquidation rights and priorities that are different from ownership percentages. For these investments, the hypothetical liquidation at book value (“HLBV”) method was used to calculate equity in earnings. Under this method, equity in earnings or losses is based on changes in the amounts that would be received if the investee liquidated its assets at GAAP carrying values and distributed the proceeds in accordance with the governing agreements. The HLBV method is a balance sheet focused approach commonly applied to equity method investments where cash distributions are not aligned with ownership percentages.

Equity in earnings recorded under the HLBV method for our preferred equity investments for the three months ended June 30, 2026 and 2025 were $0.5 million and $2.2 million, respectively. Equity in earnings recorded under the HLBV method for our preferred equity investments for the six months ended June 30, 2026 and 2025 were $0.6 million and $4.3 million, respectively.

5.    Investments in Real Estate-Related Loans

Our investments in real estate-related loans consist of the following mezzanine loans as of June 30, 2026 and December 31, 2025 ($ in thousands):

				June 30, 2026			December 31, 2025
Property Name	Loan Type	Fixed Interest Rate	Maturity Date	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
2215 Hollywood (1)	Mezzanine	14.5%	April 14, 2027	$10,123	$(20)	$10,103	$10,045	$(9)	$10,036
Monrovia Station (2)	Mezzanine	16.5%	July 18, 2027	20,150	(51)	20,099	20,150	(76)	20,074
Prospect on Central (3)	Mezzanine	15.0%	May 8, 2027	4,685	(18)	4,667	4,299	(27)	4,272
Bowline (4)	Mezzanine	14.8%	May 20, 2029	8,418	(60)	8,358	8,418	(70)	8,348
Total				$43,376	$(149)	$43,227	$42,912	$(182)	$42,730

(1) The 2215 Hollywood loan was originated in April 2023. During the three months ended June 30, 2026, this loan was extended and incurred an extension fee of $0.1 million, which was added to the carrying value of the note.

(2) The Monrovia Station loan was originated in July 2023 and has two 12-month extension options.
(3) The Prospect on Central loan was originated in April 2025 and has two 12-month extension options. As of June 30, 2026, carrying value includes $0.4 million of unamortized discount.
(4) The Bowline loan was originated in May 2025 and has two 12-month extension options.

We elected not to measure an allowance for credit losses on accrued interest receivable due to our policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of June 30, 2026 and December 31, 2025, interest receivable of $17.2 million and $13.0 million, respectively, is included within other assets on the condensed consolidated balance sheets and is excluded from the carrying value of investments in real estate-related loans.

6.    Debt

Mortgage Notes and Revolving Credit Facility

The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of June 30, 2026 and December 31, 2025 ($ in thousands):

	Weighted-Average Interest Rate	Weighted-Average Remaining Term (1)	Principal Balance Outstanding
Indebtedness			June 30, 2026	December 31, 2025
Fixed rate loans
Fixed rate mortgages	4.6%	3.2 Years	$1,051,573	$1,084,660
Total fixed rate loans			1,051,573	1,084,660
Variable rate loans (2)
Floating rate mortgages	5.8% (3)	4.5 Years	182,765	166,598
Variable rate revolving credit facility	—%	1.5 Years	—	6,000
Total variable rate loans			182,765	172,598
Total secured loans			1,234,338	1,257,258
Unamortized debt issuance costs and discounts			(2,242)	(2,429)
Premium on assumed debt, net			(7,124)	(8,192)
Mortgage notes and revolving credit facility, net			$1,224,972	$1,246,637

(1) For loans where we have the ability to exercise extension options at our own discretion, subject to certain debt service coverage ratio, loan to cost or debt yield requirements, the maximum maturity date has been assumed.

(2) The interest rates of our variable rate loans are based on 30-Day Average SOFR or one-month SOFR (CME Term).
(3) Includes the impact of interest rate caps in effect on June 30, 2026.

As of June 30, 2026, our $100.0 million variable rate revolving credit facility was secured by Alpha Mill, with the amount available to draw subject to a cap based on certain loan-to-value ratios and other requirements. As of June 30, 2026, the amount available to draw on our variable rate revolving credit facility was capped at $31.4 million primarily due to the interest rate environment and the applicable debt-service coverage ratio.

Included in the June 30, 2026 principal balance outstanding is $27.1 million of variable rate mortgage debt on 5 Row Apartments, which was purchased in June 2026 and a $25.0 million variable rate bridge loan on Orchards at Cherry Creek, which was also purchased in June 2026. Refer to Note 3 above for additional discussion on these transactions.

Included in the December 31, 2025 principal balance outstanding is $35.4 million of variable rate mortgage debt on Cottonwood Apartments, which was sold in February 2026 and $32.4 million of fixed rate mortgage debt on Melrose Phase II, which was deconsolidated in June 2026. Refer to Note 3 above for additional discussion on these transactions.

Construction Loan

Information on our construction loan is as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn
				June 30, 2026	December 31, 2025
The Westerly (1)	One-Month SOFR + 3.00%	July 12, 2028	$42,000	$28,944	$16,836

(1) In July 2023, we entered into a construction loan agreement for The Westerly, a development project in Millcreek, UT. Construction is expected to be completed in 2026.

Land Loans

Information on our land loans is as follows ($ in thousands):

			Principal Balance Outstanding
Development	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Galleria (1)(2)	One-Month SOFR + 3.00%	August 25, 2026	$7,582	$14,500
3300 Cottonwood (1)(3)	One-Month SOFR + 3.00%	January 22, 2027	4,740	4,740
Total land loans			12,322	19,240
Unamortized debt issuance costs			—	(29)
Land loans, net			$12,322	$19,211

(1) We intend to repay these loans in cash upon maturity with proceeds from cash on hand and available capacity on our revolving credit facility.
(2) On January 21, 2026, we repaid $3.6 million of this loan to extend the maturity date to August 25, 2026. On May 13, 2026, we repaid $3.3 million of this loan in conjunction with the partial land sale.

(3) On January 22, 2026, we extended the maturity date to January 22, 2027 and the interest rate changed to one-month SOFR + 3.00%.

Unsecured Promissory Notes

We have issued unsecured promissory notes to investors outside of the United States. These notes are subordinate to all of CROP's debt. Information on our unsecured promissory notes is as follows ($ in thousands):

				Principal Balance Outstanding
	Offering Size	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
2025 7.25% Notes	$50,000	7.25%	December 31, 2029	$16,695	$10,195
Unamortized debt issuance costs				(939)	(600)
Unsecured promissory notes, net				$15,756	$9,595

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to June 30, 2026 are as follows ($ in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loans	Land Loans	Unsecured Promissory Notes	Total
2026	$41,906	$—	$7,582	$—	$49,488
2027	357,735	28,944	4,740	—	391,419
2028	172,900	—	—	—	172,900
2029	69,987	—	—	16,695	86,682
2030	409,320	—	—	—	409,320
Thereafter	182,490	—	—	—	182,490
	$1,234,338	$28,944	$12,322	$16,695	$1,292,299

Approximately $452.9 million of debt, which includes nine mortgage notes and one construction loan with an aggregate principal balance of $440.6 million and land loans with an aggregate principal balance of $12.3 million, is scheduled to mature within twelve months of the issuance date of these condensed consolidated financial statements. Our cash on hand and other liquidity sources are less than these maturities as of the issuance date of these condensed consolidated financial statements. However, we intend to address these upcoming maturities primarily through refinancing the maturing mortgage loans, selling a land parcel, extending certain loans, and using cash on hand and available borrowing capacity under current and future credit facilities. We are actively engaged with our existing lenders and other potential financing sources regarding these refinancing efforts. The mortgage loans are secured by operating and income-producing properties. We believe the operating performance of the underlying assets, current collateral values, and prevailing market conditions support refinancing. Accordingly, we believe it is probable that these plans will be effectively implemented and will enable us to satisfy our obligations as they come due.

We are in compliance with all covenants associated with our debt as of June 30, 2026.

7.    Fair Value of Financial Instruments

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.

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

The table below includes the carrying value and fair value for our financial instruments for which it is practicable to estimate fair value ($ in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real estate-related loans	$43,227	$43,791	$42,730	$43,713
Unsecured note receivable	6,939	7,000	6,936	7,000
Total	$50,166	$50,791	$49,666	$50,713

Financial Liability:
Fixed rate mortgages	$1,051,573	$1,035,780	$1,084,660	$1,069,179
Floating rate mortgages	182,765	183,473	166,598	167,569
Variable rate revolving credit facility	—	—	6,000	6,000
Construction loans	28,944	28,944	16,836	16,836
Land loans	12,322	12,322	19,240	19,240
Series 2023 Preferred Stock	102,492	102,492	102,899	102,899
Series 2023-A Preferred Stock	2,950	2,950	2,950	2,950
Series 2025 Preferred Stock	119,724	119,724	101,780	101,780
Unsecured promissory notes	16,695	16,695	10,195	10,195
Total	$1,517,465	$1,502,380	$1,511,158	$1,496,648

All financial instruments in the table above are categorized as Level 2 in the fair value hierarchy.

8.    Preferred Stock

We have three classes of preferred stock outstanding as of June 30, 2026: Series 2023, Series 2023-A and Series 2025 which are accounted for as liabilities on the condensed consolidated balance sheets as they are mandatorily redeemable. Each series must be redeemed for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on the redemption date. Information on these classes of preferred stock as of June 30, 2026 and December 31, 2025 is as follows ($ in thousands):

	Current Dividend Rate	Redemption Date	Maximum Extension Date	Shares Outstanding at
				June 30, 2026	December 31, 2025
Series 2023 Preferred Stock	6.00% (1)	June 30, 2027	June 30, 2029	10,249,251	10,289,916
Series 2023-A Preferred Stock	7.00%	December 31, 2027	N/A	295,000	295,000
Series 2025 Preferred Stock	6.50% (2)	December 31, 2028	December 31, 2030	11,972,381	10,178,030
Total				22,516,632	20,762,946
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

	June 30, 2026	December 31, 2025
Preferred stock outstanding	$225,166	$207,629
Unamortized offering costs and discounts	(8,622)	(9,062)
Preferred stock, net	$216,544	$198,567

All offerings of preferred stock listed above have terminated other than the Series 2025 Preferred Stock offering, which remains ongoing. During the six months ended June 30, 2026, we issued $18.1 million of Series 2025 Preferred Stock.

Preferred Stock Dividends

Dividends on preferred stock accounted for as liabilities are recorded through interest expense in the condensed consolidated statements of operations. The following table summarizes our dividend activity for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series 2019 Preferred Stock	$—	$1,006	$—	$2,569
Series 2023 Preferred Stock	1,534	1,582	3,055	3,168
Series 2023-A Preferred Stock	51	51	102	102
Series 2025 Preferred Stock	1,843	1,104	3,527	1,379
Total	$3,428	$3,743	$6,684	$7,218

Preferred Stock Repurchases

The following table summarizes our repurchase activity for the six months ended June 30, 2026 and 2025 ($ in thousands):

	Six Months Ended June 30,
	2026		2025
	Number of shares	Aggregate dollar amount	Number of shares	Aggregate dollar amount
Series 2019 Preferred Stock	—	$—	54,486	$526
Series 2023 Preferred Stock	40,665	376	19,420	185
Series 2025 Preferred Stock	17,800	161	—	—
Total	58,465	$537	73,906	$711

9.    Stockholders' Equity

Series A Convertible Preferred Stock

As of June 30, 2026, there were 12,887,884 shares of Series A Convertible Preferred Stock issued and outstanding. For the six months ended June 30, 2026, we paid aggregate dividends on our Series A Convertible Preferred Stock of $4.9 million.

Our board of directors has approved the conversion of eligible Series A Convertible Preferred Stock (i.e. those shares that have been outstanding for at least two years) into our Class I common stock through November 1, 2026. As of June 30, 2026, 2,449,592 shares of Series A Convertible Preferred Stock have been exchanged at the amount equal to the purchase price of $10.00 divided by the net asset value for the Class I shares on the respective conversion date.

During the six months ended June 30, 2026, we did not repurchase shares of Series A Convertible Preferred Stock and had no unfulfilled repurchase requests.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of outstanding common stock for the periods presented below:

	Class
	T	D	I	A	Total
Balance at December 31, 2025	4,128,149	433,710	7,149,167	17,547,698	29,258,724
Issuance of common stock	631,267	2,645	888,309	—	1,522,221
Distribution reinvestment	50,113	7,086	40,930	49,839	147,968
Exchanges and transfers (1)	—	—	2,075,307	—	2,075,307
Repurchases of common stock	(338,245)	(2,430)	(405,860)	(1,077,034)	(1,823,569)
Balance at June 30, 2026	4,471,284	441,011	9,747,853	16,520,503	31,180,651

(1) Exchanges represent the 5,000 OP Units and 2,070,307 shares of Series A Convertible Preferred Stock, respectively, that have been exchanged for Class I shares during the period.

Common Stock Distributions

Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our DRP. For the six months ended June 30, 2026, we paid aggregate distributions of $10.1 million, including $1.7 million of distributions reinvested through our DRP.

We declared the following gross monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2026	$0.05666667	$0.68
February 28, 2026	0.05666667	0.68
March 31, 2026	0.05666667	0.68
April 30, 2026	0.05666667	0.68
May 31, 2026	0.05666667	0.68
June 30, 2026	0.05666667	0.68

The net distribution varies for each class of our common stock based on the applicable distribution fee, which is deducted from the gross distribution per share and paid to the dealer manager for the Follow-on Offering and reallowed to participating broker-dealers and servicing broker-dealers.

Common Stock Repurchases

During the six months ended June 30, 2026, we repurchased 1,823,569 shares of common stock pursuant to our share repurchase program for $20.8 million. We had no unfulfilled repurchase requests during the six months ended June 30, 2026.

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

Management Fee. CROP paid our advisor a monthly management fee, calculated on an annualized basis, of 1.5% of adjusted net asset value from September 19, 2023 through December 18, 2025. Effective December 19, 2025, the fee was permanently reduced to 1.25% of the adjusted net asset value of CROP. The net asset value of CROP is determined pursuant to our valuation guidelines and reflective of the ownership interest held by CROP in such gross assets. Adjusted net asset value of CROP includes the value attributable to preferred stock that is convertible into common equity.

Management fees to our advisor for the three months ended June 30, 2026 and 2025 were $3.2 million and $3.0 million, respectively. Management fees to our advisor for the six months ended June 30, 2026 and 2025 were $6.4 million and $6.1 million, respectively.

Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us. There were no acquisition expense reimbursements for the six months ended June 30, 2026 and 2025.

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

Due to the decrease in the value of our net assets, no performance participation allocation was incurred during the six months ended June 30, 2026 or during 2025.

Block C

We, through our indirect subsidiaries, have a joint venture investment in Block C, which is consolidated, for the purpose of developing three multifamily development projects near Salt Lake City, Utah: The Westerly, Millcreek North and The Archer. As of June 30, 2026, entities affiliated with us and our advisor (the “Affiliated Members”) have made aggregate capital contributions of $10.9 million towards the joint venture. The Affiliated Members are owned directly or indirectly by our officers or directors, as well as certain employees of CROP and our advisor or its affiliates. The Affiliated Members participate in the economics of Block C on the same terms and conditions as us. The development projects are located in an Opportunity Zone, which provides tax benefits for development programs located in designated areas as established by Congress in the Tax Cuts and Jobs Act of 2017. As of June 30, 2026, our ownership in the Block C joint venture was 82.4%.

On May 7, 2026, we sold The Archer to an unrelated party for $3.0 million. We intend to use proceeds from The Archer sale toward the development of other Block C development projects.

Assumption of Related Party Notes and Interest

On December 18, 2025, in conjunction with the merger with RealSource Properties, Inc. and RealSource Properties OP, LP in December 2025 (the “RealSource Merger”), pursuant to which we acquired a portfolio of multifamily apartment communities and certain third-party property management contracts, we assumed a $1.6 million loan payable to Nate Hanks, brother to our Chief Development Officer, Stan Hanks. This loan accrued interest at a fixed rate of 5.0%. On December 31, 2025, we repaid $0.8 million of this loan. On June 30, 2026, this loan matured and was repaid in full.

Also in conjunction with the RealSource Merger, we recognized a $1.9 million payable to RealSource Advisory Holdings for assignment agreements. At June 30, 2026, the remaining balance was $1.3 million and is included in related party payables on the condensed consolidated balance sheets.

APT Cowork, LLC

APT Cowork, LLC (“APT”) engages in the business of converting underutilized and unused common space in multifamily apartment communities or retail space to revenue producing co-working space. Our officers and directors own 93.14% of APT through direct or indirect ownership interests. We and several of our properties have entered into agreements with APT, which were primarily terminated on September 30, 2025. Fees paid to or incurred from APT under these agreements for the three and six months ended June 30, 2025 were approximately $36,000 and $124,000, respectively.

On May 20, 2026, we acquired APT for $1.1 million, a purchase price based on an independent third-party valuation, inclusive of net working capital. Consideration to our officers consisted of CROP Units at the February 28, 2026 NAV and was allocated to the members in accordance with their capital contributions. In addition, approximately $20,000 in cash was paid to a non-accredited investor employee. The acquisition was effective as of April 1, 2026.

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

As of both June 30, 2026 and December 31, 2025, we had 17 consolidated properties not wholly owned by us that are VIEs. As with our wholly owned properties, the debt is collateralized by the real estate for each respective property and assets can only be used to settle obligations of each respective VIE. Creditors of consolidated VIEs do not have recourse to our general credit.

In cases where we become the primary beneficiary of a VIE, we recognize a gain or loss for the difference between the sum of (1) the fair value of any consideration paid, the fair value of the noncontrolling interest, and the reported amount of our equity method investment and (2) the net fair value of identifiable assets and liabilities of the VIE.

The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	June 30, 2026	December 31, 2025
Assets:
Real estate assets, net	$882,370	$889,047
Cash and cash equivalents	10,457	8,094
Restricted cash	11,232	12,314
Other assets	3,386	2,646
Total assets	$907,445	$912,101

Liabilities:
Mortgage notes and revolving credit facility, net	$626,516	$624,766
Accounts payable, accrued expenses and other liabilities	18,689	17,412
Total liabilities	$645,205	$642,178

12.    Noncontrolling Interests

Noncontrolling Interests - Limited Partners

Common Limited CROP Units and LTIP Units are CROP units not owned by us and collectively referred to as “Noncontrolling Interests – Limited Partners.”

Common Limited CROP Units - During the six months ended June 30, 2026 and 2025, we paid aggregate distributions to noncontrolling CROP Unit holders of $18.4 million and $11.8 million, respectively.

LTIP Units - As of June 30, 2026, there were 466,747 unvested time-based LTIP awards and 778,342 unvested performance-based LTIP awards outstanding. LTIP Unit award share-based compensation, included within share-based compensation in the condensed consolidated statements of stockholders’ equity, was $1.1 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively. Total unrecognized compensation expense for LTIP Units as of June 30, 2026 is $4.6 million and is expected to be recognized on a straight-line basis through December 2029.

Noncontrolling Interests - Partially Owned Entities

As of June 30, 2026, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to 100%, with the average being 15%.

13.    Commitments and Contingencies

Litigation

We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of June 30, 2026, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.

Guaranty and Management of Villas at Millcreek

In connection with a new $66.0 million non-recourse mortgage loan to Villas at Millcreek, LLC ("Villas"), an entity owning a recently completed multifamily development called “The Richmond”. CROP agreed to serve as a non-member manager of Villas and guarantor of the loan to satisfy certain conditions of the lender. CROP holds no ownership interest in Villas, which is majority-owned by an entity managed by individuals who also serve as officers and directors of CCI, constituting a related-party relationship. The manager role is subordinate to member approval rights over major decisions, and the guaranty is a customary non-recourse carve-out ("bad-boy") guaranty triggered only by specified acts. CROP receives market-rate fees for both roles. As of June 30, 2026, we do not believe an obligation under the guaranty is probable, and no liability has been recorded.

Guaranty of Cottonwood Apartments

In connection with a new $22.0 million mortgage loan secured by Cottonwood Apartments, CROP provided a customary guaranty of non-recourse carve-outs to the administrative agent for the lenders. The guaranty imposes liability for certain "bad-boy" acts and, upon specified triggering events (including certain bankruptcy filings or unpermitted transfers), full recourse for the loan balance. We are subject to minimum net worth and liquidity covenants. As of June 30, 2026, we do not believe an obligation under the guaranty is probable and no liability has been recorded.

14.    Earnings Per Share

The following table sets forth the computation of our net (losses) earnings per common share - basic and diluted ($ in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for net (losses) earnings per common share - basic
Net (loss) income	$(19,532)	$36,494	$(31,762)	$23,480
Net loss (income) attributable to noncontrolling interests - limited partners	11,586	(18,720)	18,479	(12,315)
Net loss attributable to noncontrolling interests - partially owned entities	754	408	1,853	744
Preferred distributions	(2,491)	(1,684)	(4,958)	(3,017)
Numerator for net (losses) earnings per common share - basic	$(9,683)	$16,498	$(16,388)	$8,892
Numerator for net (losses) earnings per common share - diluted:
Net (loss) income	$(19,532)	$36,494	$(31,762)	$23,480
Net loss (income) attributable to noncontrolling interests - limited partners	11,586	(18,720)	18,479	(12,315)
Net loss attributable to noncontrolling interests - partially owned entities	754	408	1,853	744
Preferred distributions	(2,491)	—	(4,958)	(3,017)
Numerator for net (losses) earnings per share - diluted	$(9,683)	$18,182	$(16,388)	$8,892

Denominator for net (losses) earnings per common share - basic and diluted:
Denominator for net (losses) earnings per common share - basic	31,196,081	31,018,873	30,768,465	31,279,782
Effect of dilutive securities:
Convertible Preferred Shares	—	7,555,603	—	—
CROP Units	—	—	—	—
Long-term compensation shares/units	—	—	—	—
Denominator for net (losses) earnings per share - diluted	31,196,081	38,574,476	30,768,465	31,279,782
Net (losses) earnings per common share - basic	$(0.31)	$0.53	$(0.53)	$0.28
Net (losses) earnings per common share - diluted	$(0.31)	$0.47	$(0.53)	$0.28

For the three months ended June 30, 2025, CROP units and long-term compensation shares/units are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive.

For the three and six months ended June 30, 2026 and the six months ended June 30, 2025, convertible preferred shares, CROP units and long-term compensation shares/units are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive.

15.    Segment Financial Information

As of June 30, 2026, we owned and operated 38 multifamily apartment communities, which account for the vast majority of our earnings and operating cash flows. Our chief operating decision maker (“CODM”), composed of our Chief Executive Officer and Executive Chairman, evaluates operating performance on a same store basis and in total on a non-same store basis, which represent our operating segments. We have aggregated our same store operating segments into one reportable segment called same store as we believe properties in the same store reportable segment have similar economic characteristics, facilities, services and residents, which is in alignment with the required aggregation criteria. The following reflects our two reportable segments:

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

Our CODM utilizes reportable net operating income (“Reportable NOI”) to assess performance and determine the allocation of resources. Reportable NOI includes 100% of rental and other property revenues, as well as property operating expenses, for our consolidated and unconsolidated communities. Of our multifamily portfolio, 32 are consolidated and six are unconsolidated for financial reporting purposes. We believe the operations and economics of our unconsolidated communities, of which we own an average interest of 68.5%, are generally consistent with those of our consolidated communities, and our CODM evaluates their operating results on a comparable basis regardless of accounting treatment. We believe Reportable NOI is a useful supplemental measure of operating performance as it reflects the core results of property operations, excluding corporate-level expenses, depreciation and amortization, and other items not directly related to ongoing property performance. Our CODM does not regularly review total assets by reportable segment, as this measure is not used in evaluating performance or making resource allocation decisions.

During the six months ended June 30, 2026, we changed from one reportable segment to two reportable segments. The change reflects modifications to our internal reporting packages and financial information regularly reviewed by the CODM to evaluate performance and allocate resources primarily due to the RealSource Merger and transactional activity.

Prior-period segment information has been recast to conform to the current presentation. The change did not affect our consolidated financial position, results of operations, or cash flows.

The following table presents property revenues, property operating expenses, and Reportable NOI for each reportable segment for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reportable rental and other property revenues:
Same Store	$38,153	$38,358	$76,203	$76,464
Non-Same Store and Other	13,961	3,763	27,753	10,045
Total reportable rental and other property revenues	$52,114	$42,121	$103,956	$86,509

Reportable property operations expenses:
Same Store
Real estate taxes	$5,171	$5,009	$10,309	$10,034
Payroll and benefits	2,835	2,779	5,586	5,512
Utilities	2,730	2,438	5,503	4,939
Repairs and maintenance	1,938	1,872	3,612	3,445
Insurance	1,261	1,600	2,770	3,389
Other property expenses (1)	522	1,560	2,157	2,376
Total Same Store expenses	14,457	15,258	29,937	29,695
Non-Same Store and Other
Total Non-Same Store expenses	5,634	888	12,772	2,434
Total reportable property operations expense	20,091	16,146	42,709	32,129

Reportable NOI
Same Store	23,696	23,100	46,266	46,769
Non-Same Store and Other	8,327	2,875	14,981	7,611
Total Reportable NOI	$32,023	$25,975	$61,247	$54,380

(1) Other property expenses include general and administrative, marketing and advertising, and other non-recurring expenses.

The following table reconciles Reportable NOI to net loss attributable to common stockholders in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Reportable NOI	$32,023	$25,975	$61,247	$54,380
Rental and other property revenues of unconsolidated properties (1)	(8,633)	(6,936)	(16,922)	(14,016)
Property operations expense of unconsolidated properties (1)	2,904	2,603	6,062	5,004
Equity in (losses) earnings of unconsolidated real estate entities (2)	(2,046)	1,516	(3,637)	2,885
Property management revenues	1,727	1,659	3,323	3,451
Other revenues	2,492	2,140	4,868	3,706
Property management expense	(4,256)	(4,785)	(8,716)	(9,367)
Asset management fee	(3,234)	(3,032)	(6,435)	(6,123)
Depreciation and amortization	(23,725)	(14,236)	(48,497)	(29,186)
General and administrative expenses	(2,312)	(2,930)	(5,141)	(5,489)
Impairment loss	—	—	—	(957)
Interest income	238	481	375	815
Interest expense	(19,540)	(18,312)	(38,746)	(38,359)
Loss on debt extinguishment	—	(1,634)	(198)	(1,732)
Gain on sale of real estate assets	4,730	56,834	20,489	64,766
Gain on legal settlement	—	—	—	400
Other expense	(96)	(3,144)	(250)	(7,118)
Income tax benefit	196	295	416	420
Net loss (income) attributable to noncontrolling interests - limited partners	11,586	(18,720)	18,479	(12,315)
Net loss attributable to noncontrolling interests - partially owned entities	754	408	1,853	744
Preferred stock dividends	(2,491)	(1,684)	(4,958)	(3,017)
Net (loss) income attributable to common stockholders	$(9,683)	$16,498	$(16,388)	$8,892

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

The following table reconciles total reportable rental and other property revenues and total reportable property operations expenses to rental and other property revenues and property operations expense as reported in the condensed consolidated statements of operations ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reportable rental and other property revenues	$52,114	$42,121	$103,956	$86,509
Rental and other property revenues of unconsolidated properties	(8,633)	(6,936)	(16,922)	(14,016)
Rental and other property revenues	$43,481	$35,185	$87,034	$72,493

Reportable property operations expense	$20,091	$16,146	$42,709	$32,129
Property operations expense of unconsolidated properties	(2,904)	(2,603)	(6,062)	(5,004)
Property operations expense	$17,187	$13,543	$36,647	$27,125

16.    Subsequent Events

We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.

Park Lafayette Acquisition

On July 30, 2026, we acquired Park Lafayette Towers, a 271-unit multifamily community in Milwaukee, WI for a purchase price of $94.1 million.

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

As of June 30, 2026, we have raised $407.4 million from the sale of common stock in our public offerings and $438.9 million from the sale of our preferred stock in periodic private offerings to accredited investors (the “Private Offerings”). We have contributed our net proceeds from our offerings to CROP in exchange for a corresponding number of mirrored general partnership units in CROP for the sale of our common stock and mirrored preferred units in CROP for the sale of our preferred stock. In addition, the DST Program has raised $27.4 million from the sale of beneficial interests in Delaware statutory trusts.

As of our June 30, 2026 NAV, we had a portfolio of $2.7 billion in total assets, with 80.4% of our equity value in operating properties, 2.9% in development, 13.7% in real estate-related structured investments and 3.0% in land held for development. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.

Highlights

The following highlights are for the three and six months ended June 30, 2026, with comparisons to the same respective periods when noted. Transaction and financing activity is presented for the six months ended June 30, 2026. Reportable NOI, Adjusted Same Store Reportable NOI, FFO, and Core FFO are non-U.S. generally accepted accounting principles (“GAAP”) financial measures; see the respective sections below for definitions and reconciliations to the most directly comparable GAAP measures. Refer to the detailed explanations for changes in operating results in the respective sections below.

Operating Results

Three months ended June 30, 2026

•Net loss attributable to common stockholders was $0.31 per diluted share compared to net income attributable to common stockholders of $0.47 per diluted share in the prior-year period primarily due to fewer gains on sales of real estate ($52.1 million) during the current period and increased depreciation and amortization expense from properties acquired in the merger with RealSource Properties, Inc. and RealSource Properties OP, LP (the “RealSource Merger”). Amortization will decline substantially in the second half of 2026 as the in-place lease intangibles are now fully amortized.
•Reportable net operating income (“Reportable NOI”) was $32.0 million compared to $26.0 million. See Reportable Net Operating Income for more details.
•Adjusted same store reportable net operating income (“Adjusted Same Store Reportable NOI”) was $20.2 million compared to $20.7 million in the prior-year period.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $(0.01) per diluted share/unit compared to $(0.08) in the prior-year period. See Funds from Operations for more details.
•Core FFO increased 40% to $5.7 million, or $0.06 per diluted share/unit, consistent with the prior-year period. See Funds from Operations for more details.

Six months ended June 30, 2026

•Net loss attributable to common stockholders was $0.53 per diluted share compared to net income attributable to common stockholders of $0.28 per diluted share in the prior-year period primarily due to fewer gains on sales of real estate ($44.2 million) during the current period and increased depreciation and amortization expense from properties acquired in the RealSource Merger.
•Reportable NOI was $61.2 million compared to $54.4 million in the prior-year period. See Reportable Net Operating Income for more details.
•Adjusted Same Store Reportable NOI was $40.4 million compared to $41.1 million in the prior-year period.
•FFO was $(0.02) per diluted share/unit compared to $(0.14) in the prior-year period. See Funds from Operations for more details.
•Core FFO increased 14% to $8.7 million, while Core FFO per diluted share/unit was $0.09 compared to $0.11 in the prior-year period, reflecting the increase in weighted-average shares and units outstanding. See Funds from Operations for more details

Net Asset Value

•Net asset value was $11.3127 per share/unit at June 30, 2026, compared to $11.3416 at March 31, 2026 and $11.3574 at December 31, 2025.

Transaction Activity - Six months ended June 30, 2026

•Completed the sale of a 99.9% interest in Cottonwood Apartments for gross proceeds of $57.7 million. We reserved net proceeds of $20.8 million for a potential Section 1031 exchange and recognized a gain of $15.8 million.
•Acquired Orchards at Cherry Creek, a 240-unit apartment community in Centennial, CO, for $62.4 million, of which $43.6 million was paid with the issuance of CROP Units.
•Acquired 5 Row Apartments, a 128-unit apartment community in Charlottesville, VA, for $40.9 million, of which $11.4 million was paid with the issuance of CROP Units.
•Sold a 49.8% tenant-in-common interest in Melrose Phase II for gross proceeds of $20.9 million ($4.6 million net of assumed mortgage debt and closing costs), with net proceeds intended for a potential Section 1031 exchange.
•Sold two land parcels for gross proceeds of approximately $10.0 million.

Financing and Capital Raise Activity - Six months ended June 30, 2026

•Raised $6.5 million from the issuance of 2025 7.25% Notes.
•Raised $16.4 million of net proceeds from the sale of Series 2025 Preferred Stock.
•Raised $28.8 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Raised $15.2 million of net proceeds from the sale of our common stock issued under our registered public offering.
•Repurchased $23.6 million of common stock and CROP Units.

Our Investments

Information regarding our investments as of June 30, 2026 is as follows:

Operating Properties ($ in thousands, except net effective rent)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
5 Row Apartments	Charlottesville, VA	128	1,048	June 2026	$40,850		$27,100	$1,642	80.47%	100.00%
805 Riverfront (2)(3)	West Sacramento, CA	285	746	Sept 2023	104,646	(4)	42,556	2,181	93.33%	62.78%
Alpha Mill	Charlotte, NC	267	830	May 2021	69,500		—	1,570	93.26%	100.00%
Alkire Glen	Columbus, OH	252	822	December 2025	41,100		19,593	1,249	92.80%	93.47%
Antero	Colorado Springs, CO	528	828	December 2025	76,300		40,663	1,233	81.46%	94.70%
Autumn Ridge	Raleigh, NC	398	803	December 2025	61,550		36,289	1,139	92.99%	92.39%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,510	90.84%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,495	97.09%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		33,763	2,018	94.35%	100.00%
Cottonwood Highland (2)(5)	Salt Lake City, UT	250	745	May 2021	65,210	(4)	46,862	1,706	91.60%	41.98%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,226	95.06%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		48,049	1,426	92.90%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,762	93.48%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,548	93.91%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,666	95.24%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		44,016	1,396	94.97%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		53,401	1,541	92.92%	100.00%
Lake St. James	Conyers, GA	484	1,005	December 2025	58,850		48,724	1,366	85.30%	100.00%
Melrose (2)	Nashville, TN	220	951	May 2021	67,400		56,600	1,724	92.73%	100.00%
Melrose Phase II (2)	Nashville, TN	139	675	May 2021	40,350		32,400	1,536	94.96%	50.20%
Morgan Ridge	Winston-Salem, NC	432	956	December 2025	67,800		33,425	1,195	92.34%	96.05%
Orchards at Cherry Creek	Centennial, CO	240	828	June 2026	62,400		25,000	1,585	92.47%	100.00%
Park at Midtown	Greensboro, NC	216	905	December 2025	31,900		15,979	1,223	89.30%	93.04%
Park at Oakridge	Greensboro, NC	232	1,035	December 2025	34,250		18,367	1,241	91.74%	93.04%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,525	(4)	43,453	1,868	93.59%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,924	98.75%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,443	94.50%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		34,881	1,095	93.46%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,764	96.15%	100.00%
Scott Mountain	Portland, OR	262	927	May 2021	70,700		47,820	1,823	92.75%	95.80%
Steepleway Downs	Houston, TX	224	684	December 2025	14,904		12,829	981	90.09%	100.00%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,467	90.20%	84.19%
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,501	92.18%	98.68%
The Marq Highland Park (2)	Tampa, FL	239	999	May 2021	65,700		46,802	2,094	95.40%	74.10%
The Retreat at Stillmeadow	Cincinnati, OH	214	1,002	December 2025	30,500		18,937	1,309	94.86%	85.00%
The Mill at Georgetown	Georgetown, KY	228	992	December 2025	51,250		32,658	1,572	95.18%	96.02%
Timber Hollow	Fairfield, OH	368	782	December 2025	59,730		37,257	1,334	92.93%	84.96%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,243	93.75%	58.60%
Total / Weighted-Average		11,141	922		$2,341,045		$1,497,834	$1,534	92.40%	89.97%

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

Development Property ($ in thousands)

Property Name	Market	Units to be Built	Average Unit Size (Sq Ft)	Purchase Date	Total Project Investment	Debt Outstanding (1)	Physical Occupancy Rate (2)	Percentage Owned by CROP
The Westerly (3)	Salt Lake City, UT	198	808	May 2021 (3)	50,413	28,944	—%	82.45%
Cottonwood on 6th (4)	Salt Lake City, UT	166	719	January 2026	—	—	—%	—%

(1) Debt outstanding is shown as if CROP owned 100% of the development property.
(2) The Westerly is estimated to be completed in the third quarter of 2026. Cottonwood on 6th is estimated to be completed in 2028.
(3) Construction on The Westerly began in July 2023. The amount above includes contributions from the Block C Joint Venture to The Westerly as of June 30, 2026 including the related land cost and capital expenditures. Refer to the land held for development table below for additional information on the Block C Joint Venture.

(4) Cottonwood on 6th is a development project in which we are the manager of the owning entity and have rights to a promoted interest.

Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Fixed Interest Rate	Date of Initial Investment	Maturity Date (1)	Number of Units	Funding Commitment	Amount Funded to Date
417 Callowhill	Philadelphia, PA	Preferred Equity	n/a	November 2022	n/a	220	$33,413	$33,413
2215 Hollywood (2)	Hollywood, FL	Mezzanine Loan	14.5%	April 2023	April 14, 2027	180	10,045	10,123
Monrovia Station	Monrovia, CA	Mezzanine Loan	16.5%	July 2023	July 18, 2027	296	20,150	20,150
Infield	Kissimmee, FL	Preferred Equity	n/a	November 2023	n/a	384	14,650	14,650
Prospect on Central	Denver, CO	Mezzanine Loan	15.0%	April 2025	May 8, 2027	65	5,100	5,100
The Bowline	Santa Rosa Beach, FL	Mezzanine Loan	14.8%	May 2025	May 20, 2029	162	8,418	8,418
Regenerant Venture	Various	Joint Venture	n/a	August 2025	n/a	238	—	12,319
Total						1,545	$91,776	$104,173

(1) Our mezzanine loans have the following extension options: Monrovia- two 12-month options, Prospect- two 12-month options and Bowline- two 12-month options.
(2) During the three months ended June 30, 2026, this loan was extended and incurred an extension fee of $0.1 million, which was added to the carrying value of the note.

Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	1.69 acres	May 2021	$9,014	82.45%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	8,009	100.00%
Galleria (2)	Salt Lake City, UT	19.17 acres	September 2022	35,897	100.00%
Westgate (3)	Colorado Springs, CO	27.5 acres	December 2025	9,125	100.00%
Total				$62,045

(1) The Block C Joint Venture includes land held for development for Millcreek North and The Archer development projects as well as cash held at the joint venture for future investment. The Block C Joint Venture also includes The Westerly, which is reflected in the separate development property table above. On May 7, 2026, we sold The Archer for $3.0 million.

(2) On May 13, 2026, we sold approximately 6.9 acres of land at Galleria for $8.0 million.
(3) On December 18, 2025, we acquired this investment as part of the RealSource Merger and it is currently under contract to be sold. We expect to close during 2026.

Results of Operations

Our results of operations for the three and six months ended June 30, 2026 and 2025 are as follows ($ in thousands, except share and per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues
Rental and other property revenues	$43,481	$35,185	$8,296	$87,034	$72,493	$14,541
Property management revenues	1,727	1,659	68	3,323	3,451	(128)
Other revenues	2,492	2,140	352	4,868	3,706	1,162
Total revenues	47,700	38,984	8,716	95,225	79,650	15,575
Operating expenses
Property operations expense	17,187	13,543	3,644	36,647	27,125	9,522
Property management expense	4,256	4,785	(529)	8,716	9,367	(651)
Asset management fee	3,234	3,032	202	6,435	6,123	312
Depreciation and amortization	23,725	14,236	9,489	48,497	29,186	19,311
General and administrative expenses	2,312	2,930	(618)	5,141	5,489	(348)
Impairment loss	—	—	—	—	957	(957)
Total operating expenses	50,714	38,526	12,188	105,436	78,247	27,189
(Loss) income from operations	(3,014)	458	(3,472)	(10,211)	1,403	(11,614)
Equity in (losses) earnings of unconsolidated real estate entities	(2,046)	1,516	(3,562)	(3,637)	2,885	(6,522)
Interest income	238	481	(243)	375	815	(440)
Interest expense	(19,540)	(18,312)	(1,228)	(38,746)	(38,359)	(387)
Loss on debt extinguishment	—	(1,634)	1,634	(198)	(1,732)	1,534
Gain on sale of real estate assets	4,730	56,834	(52,104)	20,489	64,766	(44,277)
Gain on legal settlement	—	—	—	—	400	(400)
Other expense	(96)	(3,144)	3,048	(250)	(7,118)	6,868
(Loss) income before income taxes	(19,728)	36,199	(55,927)	(32,178)	23,060	(55,238)
Income tax benefit	196	295	(99)	416	420	(4)
Net (loss) income	(19,532)	36,494	(56,026)	(31,762)	23,480	(55,242)
Net loss (income) attributable to noncontrolling interests:
Limited partners	11,586	(18,720)	30,306	18,479	(12,315)	30,794
Partially owned entities	754	408	346	1,853	744	1,109
Net (loss) income attributable to controlling interests	(7,192)	18,182	(25,374)	(11,430)	11,909	(23,339)
Less: preferred stock dividends	2,491	1,684	807	4,958	3,017	1,941
Net (loss) income attributable to common stockholders	$(9,683)	$16,498	$(26,181)	$(16,388)	$8,892	$(25,280)

Weighted-average common shares outstanding - basic	31,196,081	31,018,873		30,768,465	31,279,782
Weighted-average common shares outstanding - diluted	31,196,081	38,574,476		30,768,465	31,279,782

Net (loss) earnings per common share - basic	$(0.31)	$0.53		$(0.53)	$0.28
Net (loss) earnings per common share - diluted	$(0.31)	$0.47		$(0.53)	$0.28

Comparison of the Three Months Ended June 30, 2026 and 2025

Rental and Other Property Revenues

Rental and other property revenues increased by $8.3 million, driven by $12.1 million from multifamily apartment communities acquired in the RealSource Merger and $0.3 million from properties acquired in 2026. This increase was partially offset by a $3.9 million decline attributable to property dispositions (Parc Westborough and Sugarmont in 2025, Cottonwood Apartments in 2026, and the deconsolidation of Melrose Phase II), as well as a small decrease across our remaining portfolio.

Property operations expense

Property operations expense increased by $3.6 million, primarily driven by $5.5 million from multifamily apartment communities acquired in the RealSource Merger and increased utility costs. This increase was partially offset by a $1.5 million decline attributable to the property dispositions and deconsolidation discussed above, as well as decreased insurance costs and tax expense due to the timing of accruals.

Depreciation and Amortization

Depreciation and amortization increased by $9.5 million, primarily driven by $10.6 million from multifamily apartment communities acquired in the RealSource Merger, including amortization of acquired in-place lease intangibles, $0.2 million from properties acquired in 2026, and depreciation on capital improvements placed in service at our remaining properties. This increase was partially offset by a $1.7 million decline attributable to the property dispositions and deconsolidation discussed above.

Equity in (Losses) Earnings of Unconsolidated Real Estate Entities

Equity in (losses) earnings of unconsolidated real estate entities decreased by $3.6 million to a loss of $2.0 million, primarily due to a $1.8 million decrease in earnings from Callowhill under the hypothetical liquidation at book value ("HLBV") accounting method, a $1.6 million decrease from Autumn Ridge, which includes our share of amortization of lease intangibles, and a $0.4 million loss from our retained interest in Melrose Phase II. These decreases were partially offset by increased earnings from Infield and other equity method investments.

Gain on Sale of Real Estate Assets

Gain on sale of real estate assets decreased by $52.1 million. During the three months ended June 30, 2026, we recognized a $4.8 million gain from the sale of a 49.8% tenant-in-common interest in Melrose Phase II, compared to $56.8 million of gains from the sales of Parc Westborough and Sugarmont during the three months ended June 30, 2025.

Other Expense

Other expense decreased by $3.0 million, primarily due to $2.5 million of selling commissions expensed during the three months ended June 30, 2025 in connection with the exchange of Series 2019 Preferred Stock for Series 2025 Preferred Stock, as well as other individually immaterial decreases. No exchanges occurred in 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

Rental and Other Property Revenues

Rental and other property revenues increased by $14.5 million, driven by $24.1 million from multifamily apartment communities acquired in the RealSource Merger and $0.3 million from properties acquired in 2026. This increase was partially offset by a $9.7 million decline attributable to property dispositions (Cottonwood Broadway, Parc Westborough, and Sugarmont in 2025; Cottonwood Apartments and the deconsolidation of Melrose Phase II in 2026), as well as a small decrease across our remaining portfolio.

Property Operations Expense

Property operations expense increased by $9.5 million, primarily driven by $11.4 million from multifamily apartment communities acquired in the RealSource Merger and increased insurance, utility, and property tax costs at our remaining properties. This increase was partially offset by a $3.5 million decline attributable to the property dispositions and deconsolidation discussed above.

Depreciation and Amortization

Depreciation and amortization increased by $19.3 million, primarily driven by $22.6 million from multifamily apartment communities acquired in the RealSource Merger, including amortization of acquired in-place lease intangibles, $0.2 million from properties acquired in 2026, and depreciation on capital improvements placed in service at our remaining properties. This increase was partially offset by a $3.8 million decline attributable to the property dispositions and deconsolidation discussed above.

Equity in (Losses) Earnings of Unconsolidated Real Estate Entities

Equity in (losses) earnings of unconsolidated real estate entities decreased by $6.5 million to a loss of $3.6 million, primarily due to a $4.1 million decrease in earnings from Callowhill under the HLBV method, a $2.5 million decrease from Autumn Ridge, which includes our share of amortization of lease intangibles, and a $0.4 million loss from our retained interest in Melrose Phase II. These decreases were partially offset by increased earnings from Infield and other equity method investments.

Gain on Sale of Real Estate Assets

Gain on sale of real estate assets decreased by $44.3 million. During the six months ended June 30, 2026, we recognized a $15.8 million gain from the sale of Cottonwood Apartments and a $4.8 million gain from the sale of a 49.8% tenant-in-common interest in Melrose Phase II, compared to $64.8 million of gains from the sales of Cottonwood Broadway, Parc Westborough, and Sugarmont during the six months ended June 30, 2025.

Other Expense

Other expense decreased by $6.9 million, primarily due to $5.6 million of selling commissions expensed during the six months ended June 30, 2025 in connection with the exchange of Series 2019 Preferred Stock for Series 2025 Preferred Stock, as well as other individually immaterial decreases. No exchanges occurred in 2026.

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

Reportable NOI represents 100% of each of our consolidated and unconsolidated properties’ reportable rental and other property revenues and reportable property operations expense. As of June 30, 2026, our same store portfolio consisted of 20 consolidated properties and five unconsolidated properties. Our non-same store and other portfolio consisted of 12 consolidated properties, four sold properties, and one unconsolidated property. Refer to Note 15 of the condensed consolidated financial statements for details of Reportable NOI, including significant expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reportable NOI
Same Store	$23,696	$23,100	$46,266	$46,769
Non-Same Store and Other	8,327	2,875	14,981	7,611
Total Reportable NOI	$32,023	$25,975	$61,247	$54,380

Same Store Reportable NOI increased by $0.6 million, or 2.6%, for the three months ended June 30, 2026 and decreased by $0.5 million, or 1.1%, for the six months ended June 30, 2026 when compared to the prior-year periods, reflecting generally stable performance across the same store portfolio. Weighted-average monthly rent for the same store portfolio was $1,667 and $1,671, and weighted-average occupancy was 93.8% and 93.7%, at June 30, 2026 and 2025, respectively.

Reportable NOI for Non-Same Store and Other increased by $5.5 million and $7.4 million for the three and six months ended June 30, 2026, respectively, when compared to the prior-year periods, primarily driven by contributions from the properties acquired in the RealSource Merger in December 2025. These increases were partially offset by lost NOI from the sales of Parc Westborough and Sugarmont in 2025 (and, for the six-month period, Cottonwood Broadway), as well as the sale of Cottonwood Apartments and the deconsolidation of Melrose Phase II in the second quarter of 2026.

The following table reconciles the net loss attributable to common stockholders in the condensed consolidated statements of operations to total Reportable NOI for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income attributable to common stockholders	$(9,683)	$16,498	$(16,388)	$8,892
Depreciation and amortization	23,725	14,236	48,497	29,186
General and administrative expenses	2,312	2,930	5,141	5,489
Impairment loss	—	—	—	957
Property management revenues	(1,727)	(1,659)	(3,323)	(3,451)
Property management expense	4,256	4,785	8,716	9,367
Asset management fee	3,234	3,032	6,435	6,123
Other revenues	(2,492)	(2,140)	(4,868)	(3,706)
Equity in losses (earnings) of unconsolidated real estate entities	2,046	(1,516)	3,637	(2,885)
Interest income	(238)	(481)	(375)	(815)
Interest expense	19,540	18,312	38,746	38,359
Loss on debt extinguishment	—	1,634	198	1,732
Gain on sale of real estate assets	(4,730)	(56,834)	(20,489)	(64,766)
Gain on legal settlement	—	—	—	(400)
Other expense	96	3,144	250	7,118
Income tax benefit	(196)	(295)	(416)	(420)
Net (loss) income attributable to noncontrolling interests - limited partners	(11,586)	18,720	(18,479)	12,315
Net loss attributable to noncontrolling interests - partially owned entities	(754)	(408)	(1,853)	(744)
Preferred stock dividends	2,491	1,684	4,958	3,017
Rental and other property revenues of unconsolidated properties	8,633	6,936	16,922	14,016
Property operations expense of unconsolidated properties	(2,904)	(2,603)	(6,062)	(5,004)
Reportable NOI	$32,023	$25,975	$61,247	$54,380

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

The following table reconciles Same Store Reportable NOI to Adjusted Same Store Reportable NOI at Share for the three and six months ended June 30, 2026 and 2025 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Same Store Reportable NOI	$23,696	$23,100	$46,266	$46,769
Non-core property expenses, net	(361)	819	345	726
At share adjustments (1)	(3,107)	(3,218)	(6,228)	(6,433)
Adjusted Same Store Reportable NOI	$20,228	$20,701	$40,383	$41,062

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

We adjust FFO by the items below to arrive at Core FFO, which management uses as a measure of our operating performance. We believe these measures are useful to investors because they facilitate an understanding of our operating performance after adjusting for non-cash expenses and other items not indicative of ongoing operating performance. Our calculation of Core FFO may differ from that used by other REITs and, accordingly, may not be comparable.

Commencing with our Core FFO presentation for the year ended December, 31, 2025, we adjusted Core FFO for preferred equity investments accounted for under the HLBV method to reflect the contractual preferred return accrued during the period when it exceeded the amount recorded under the HLBV method. We discontinued that adjustment beginning June 30, 2026. Consistent with the NAREIT definition of FFO and our treatment of other unconsolidated real estate investments, FFO instead is adjusted for our share of the venture's real estate depreciation and amortization reflected in the HLBV calculation. This adjustment related to one investment where the book value of the venture's net assets declined following placement of the property in service. FFO and Core FFO for prior periods will be recast and presented on a comparable basis in filings in which they appear.

Preferred returns of $1.7 million and $3.3 million accrued on this investment during the three and six months ended June 30, 2026, respectively, compared to equity in losses of $0.4 million and $1.2 million recorded under the HLBV method. The related depreciation and amortization adjustment in FFO was $0.4 million and $0.8 million for those periods. Realization of the accrued preferred return depends on a sale, refinancing or other capital event at the venture.

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

The following table presents a reconciliation of FFO and Core FFO to net (loss) income attributable to CROP ($ in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income attributable to controlling interests	$(7,192)	$18,182	$(11,430)	$11,909
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	19,809	13,598	43,826	27,946
Depreciation and amortization from unconsolidated real estate entities	4,684	1,768	8,230	3,756
Gain on sale of real estate assets	(4,730)	(56,834)	(20,489)	(64,766)
(Loss) income allocated to noncontrolling interests - limited partners	(11,586)	18,460	(18,479)	12,054
Amount attributable to above from noncontrolling interests - partially owned entities	(1,918)	(516)	(3,360)	(1,030)
Funds from operations attributable to common stockholders and unit holders	(933)	(5,342)	(1,702)	(10,131)
Adjustments:
Gain on legal settlement	—	—	—	(400)
Amortization of intangible assets	3,917	638	4,672	1,240
Amortization of debt issuance costs	725	794	1,529	1,741
Accretion of discount on preferred stock	1,261	1,013	2,439	1,953
Selling commissions and expenses from Series 2025 Preferred Stock Exchanges	—	2,512	—	5,602
Share-based compensation	673	856	1,329	1,895
Losses on debt extinguishment	—	1,633	198	1,732
Impairment loss	—	—	—	957
Losses on derivatives	2	347	105	1,037
Legal costs and settlements, net	—	87	—	81
Other adjustments (1)	(103)	1,443	(42)	1,762
Amount attributable to above from noncontrolling interests and unconsolidated entities	118	57	203	112
Core funds from operations attributable to common stockholders and unit holders	$5,660	$4,038	$8,731	$7,581

FFO per common share and unit - diluted	$(0.01)	$(0.08)	$(0.02)	$(0.14)
Core FFO per common share and unit - diluted	$0.06	$0.06	$0.09	$0.11
Weighted-average diluted common shares and units outstanding - FFO and Core FFO	94,575,304	70,511,958	93,023,381	70,155,126

(1) Other adjustments include acquisition fees and expenses, insurance losses, and other miscellaneous non-cash or non-recurring items.

Weighted-average dilutive common shares and units for FFO and Core FFO are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dilutive weighted-average Series A Convertible Preferred shares	13,116,465	7,555,848	12,450,781	6,801,589
Weighted-average common shares	31,196,081	31,018,873	30,768,465	31,279,782
Weighted-average limited partnership units	50,262,758	31,937,237	49,804,135	32,073,755
Weighted-average common shares and units outstanding	94,575,304	70,511,958	93,023,381	70,155,126

    FFO improved to $(0.01) and $(0.02) per diluted share/unit for the three and six months ended June 30, 2026, respectively, from $(0.08) and $(0.14) in the prior-year periods, respectively, primarily due to contributions from properties acquired in the RealSource Merger and the non-recurrence of $2.5 million and $5.6 million of selling commissions expensed in the prior-year periods on the exchange of Series 2019 Preferred Stock.

Core FFO was $5.7 million, or $0.06 per diluted share/unit, for the three months ended June 30, 2026, compared to $4.0 million, or $0.06 per diluted share/unit, for the same period in 2025. For the six months ended June 30, 2026, Core FFO was $8.7 million, or $0.09 per diluted share/unit, compared to $7.6 million, or $0.11 per diluted share/unit, for the same period in 2025. The increase in Core FFO was primarily attributable to the contribution from properties acquired in the RealSource Merger and interest savings from the redemption of preferred stock, partially offset by decreased income from our debt investments. Core FFO per diluted share/unit declined for the six-month period as a result of the increase in weighted-average diluted shares and units outstanding resulting from the RealSource Merger, 2026 acquisitions, and issuances of Series A Convertible Preferred Stock.

Refer to “Results of Operations” and “Reportable Net Operating Income” above for further detail.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation guidelines, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a June 30, 2026 NAV per share for our outstanding Class T, Class D, Class I, and Class A shares of $11.3127.

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

Our total NAV in the following table includes (i) the NAV of our outstanding classes of common stock as of June 30, 2026, assuming all outstanding shares of Series A Convertible Preferred Stock have converted to Class I common stock as of June 30, 2026 and (ii) the partnership interests of CROP held by limited partners in CROP. The following table sets forth the components of our NAV as of June 30, 2026 ($ in thousands except share data):

Components of NAV*	As of June 30, 2026
Investments in Multifamily Operating Properties	$2,330,455
Investments in Multifamily Development Properties	72,885
Investments in Real Estate-Related Structured Investments	136,869
Investments in Land Held for Development	37,336
Operating Company and Other Net Current Assets	96,892
Cash and Cash Equivalents	15,208
Secured Real Estate Financing	(1,353,152)
Subordinated Unsecured Notes	(17,207)
Preferred Equity	(225,161)
Net Asset Value	$1,094,125
Fully-diluted Shares/Units Outstanding	96,716,557

* Presented as adjusted for our economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of June 30, 2026 ($ in thousands, except share and per share data):

	Class
	T	D	I(1)	A	OP(2)	Total
As of June 30, 2026
Monthly NAV	$50,582	$4,989	$239,995	$186,891	$611,668	$1,094,125
Fully-diluted Outstanding Shares/Units	4,471,284	441,010	21,214,614	16,520,503	54,069,146	96,716,557
NAV per Fully-diluted Share/Unit	$11.3127	$11.3127	$11.3127	$11.3127	$11.3127

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

Set forth below are the weighted averages of the key assumptions that were used by the independent appraisal firms in the discounted cash flow methodology in the June 30, 2026 valuations of our real property assets, based on property types:

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.93%	5.52%
Development Assets	7.00%	5.25%

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

A change in these assumptions would impact the calculation by the Independent Appraisal Firms of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.7%	2.2%
	0.25% increase	(2.5)%	(2.1)%
Exit Capitalization Rate	0.25% decrease	3.8%	3.6%
	0.25% increase	(3.3)%	(3.2)%

* Presented as adjusted for our economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheet to our NAV ($ in thousands):

June 30, 2026
Stockholders’ equity	$289,168
Noncontrolling interests attributable to limited partners	308,673
597,841
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	299,835
Unrealized net real estate and debt appreciation	158,226
Transaction and financing costs	13,894
Deferred revenue	13,709
Difference between HLBV and fair value	10,600
Deferred tax liability	7,690
Discount on preferred stock	(8,824)
Other (1)	1,154
NAV	$1,094,125

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
•Certain preferred equity investments are accounted under the HLBV accounting method. The adjustment reflects the difference between using that method and fair value.
•We exclude deferred tax assets and liabilities unless a refund or payment is likely or probable.
•Our preferred stock that is mandatorily redeemable is accounted for as a liability with associated issuance costs deferred and amortized under GAAP. These issuance costs are excluded for purposes of determining our NAV.

Policies Regarding Operating Expenses

Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the “2%/25% Limitation”), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended June 30, 2026, our total operating expenses were less than the 2%/25% Limitation.

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

As of June 30, 2026, we have $1.1 billion of fixed rate debt and $224.0 million of variable rate debt, which includes $12.3 million of land loans and $28.9 million of construction loans. We have interest rate cap hedging instruments on $158.0 million, or 70.5%, of our variable rate debt. In addition, CROP has issued unsecured promissory notes in a private placement offering maturing in December 2029, in an aggregate amount of $16.7 million.

We have a credit facility in place with JP Morgan that provides us with additional liquidity. Our JP Morgan Revolving Credit Facility has a variable rate and is secured by Alpha Mill. We may obtain advances secured against Alpha Mill up to $100.0 million on the JP Morgan Revolving Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-value requirements, debt-service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of June 30, 2026, the amount available to draw on this facility was capped at $31.4 million primarily due to the current interest rate environment and the applicable debt-service coverage ratio. On July 8, 2026 and July 31, 2026, we drew $9.0 million and $18.0 million, respectively, on this facility.

One of our principal long-term liquidity requirements includes the repayment of maturing debt. Aggregate maturities will be $49.5 million for the year ended December 31, 2026 and for the years ending 2027 through 2030 will be $391.4 million, $172.9 million, $86.7 million, and $409.3 million, respectively, and $182.5 million in the aggregate thereafter. Of the $49.5 million maturing during the current year ended December 31, 2026, $7.6 million relates to our outstanding Galleria land loan and $40.7 million relates to debt secured by our operating property investment, Antero.

Approximately $452.9 million of debt, which includes nine mortgage notes and one construction loan with an aggregate principal balance of $440.6 million and land loans with an aggregate principal balance of $12.3 million, is scheduled to mature within twelve months of the issuance date of these condensed consolidated financial statements. Our cash on hand and other liquidity sources are less than these maturities as of the issuance date of these condensed consolidated financial statements. However, we intend to address these upcoming maturities primarily through refinancing the maturing mortgage loans, selling a land parcel, extending certain loans, and using cash on hand and available borrowing capacity under current and future credit facilities. We are actively engaged with our existing lenders and other potential financing sources regarding these refinancing efforts. The mortgage loans are secured by operating and income-producing properties. We believe the operating performance of the underlying assets, current collateral values, and prevailing market conditions support refinancing. Accordingly, we believe it is probable that these plans will be effectively implemented and will enable us to satisfy our obligations as they come due.

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

As of June 30, 2026, we had 10.2 million shares outstanding for our Series 2023 Preferred Stock, 0.3 million shares outstanding for our Series 2023-A Preferred Stock, and 12.0 million shares outstanding for our Series 2025 Preferred Stock.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash from operating activities	$1,169	$(8,051)
Net cash from investing activities	(4,826)	286,478
Net cash from financing activities	34,444	(217,037)
Net increase in cash and cash equivalents and restricted cash	$30,787	$61,390

Net cash flows from operating activities improved by $9.2 million compared to the prior-year period, primarily driven by $5.6 million of selling commissions and expenses related to Series 2025 Preferred Stock exchanges incurred in 2025 that did not recur in 2026, as well as cash flows from properties acquired in the RealSource Merger. This improvement was partially offset by the loss of operating cash flows from the three properties sold in 2025, the sale of Cottonwood Apartments and the deconsolidation of Melrose Phase II in the second quarter of 2026.

Net cash flows from investing activities decreased by $291.3 million compared to the prior-year period, primarily due to $256.9 million of lower net proceeds from property sales in 2026 relative to 2025 and $37.5 million spent on property acquisitions in 2026. This decrease was partially offset by $1.3 million of lower capital expenditures and development activities, as well as the issuance of a $7.0 million promissory note to the buyer of a property and $6.9 million of contributions to investments in real estate-related loans in 2025, neither of which recurred in 2026.

Net cash flows from financing activities increased by $251.5 million compared to the prior-year period, primarily driven by $226.2 million of lower repayments on our revolving credit facility, mortgage notes and construction loans, an $18.9 million increase in borrowings under those debt instruments, $14.8 million raised through our DST program, $6.0 million of net proceeds from the issuance of unsecured promissory notes, a $7.4 million decrease in repurchases and redemptions of our common stock and OP Units, preferred stock and unsecured notes, and $0.8 million of contributions received in connection with the syndication of Cottonwood on 6th in 2026. This increase was partially offset by $8.8 million of higher distributions and by $19.2 million of borrowings under land loans in 2025 that did not recur, $6.9 million of which was repaid in 2026.

Distributions

The following table shows distributions paid and cash flow used in operating activities during the six months ended June 30, 2026 and the year ended December 31, 2025 ($ in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Distributions paid in cash - convertible preferred stockholders	$4,919	$6,842
Distributions paid in cash - common stockholders	8,469	18,222
Distributions paid in cash to noncontrolling interests - limited partners	18,379	22,949
Distributions of DRP (reinvested)	1,679	3,411
Total distributions (1)	$33,446	$51,424

Source of distributions (2)
Paid from cash flows provided by operations	$1,169	$—
Paid from proceeds from realized investments	7,698	48,013
Paid from additional borrowings	13,268	—
Paid from offering proceeds	9,632	—
Offering proceeds from issuance of common stock pursuant to the DRP	1,679	3,411
Total sources	$33,446	$51,424

Net cash provided by (used in) operating activities (2)	$1,169	$(20,574)

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

For the six months ended June 30, 2026, distributions declared to convertible preferred stockholders, common stockholders and limited partners were $5.0 million, $10.2 million and $18.7 million, respectively.

For the six months ended June 30, 2026, we paid cash distributions to convertible preferred stockholders, common stockholders and limited partners of $4.9 million, $8.5 million and $18.4 million, respectively. For the six months ended June 30, 2026, our net loss was $31.8 million. Cash flows provided by operating activities for the six months ended June 30, 2026 were $1.2 million.

Critical Accounting Policies

Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the period ended December 31, 2025 for discussions of our critical accounting estimates. As of June 30, 2026, our critical accounting estimates have not changed from those described in that report.

Subsequent Events

Park Lafayette Acquisition

On July 30, 2026, we acquired Park Lafayette Towers, a 271-unit multifamily community in Milwaukee, WI for a purchase price of $94.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We have both fixed and variable rate debt. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes do affect the fair value of fixed rate instruments. As of June 30, 2026, the face value of our fixed rate mortgage debt was $1.1 billion and the estimated aggregate fair value was $1.0 billion. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of June 30, 2026, the fair value of our fixed rate debt would have decreased by $12.9 million.

Conversely, movements in interest rates on variable rate debt change future earnings and cash flows, but, other than changes in required risk premiums, do not significantly affect fair value. As of June 30, 2026, we had $224.0 million of variable rate debt outstanding with 70.5% of our variable rate debt under rate cap hedging arrangements and 29.5% of our variable rate debt as bridge, construction or land loans. If interest rates on non-hedged variable rate debt had been 100 basis points higher during the three and six months ended June 30, 2026, our interest expense would have increased by $63,000 and $126,000, respectively. Interest on construction loans and land loans prior to being placed in service is capitalized; therefore, the impact of a change in interest rates on our condensed consolidated statements of operations would be less than the total change, but we would incur higher cash payments and capitalized costs, resulting in greater depreciation in later years.

The weighted-average interest rate of our variable rate debt at June 30, 2026 was 5.8%. The interest rate represents the actual interest rate in effect at June 30, 2026 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of June 30, 2026 where applicable.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.

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

For the six months ended June 30, 2026, we had consolidated net loss of $31.8 million. For the year ended December 31, 2025, we had consolidated net loss of $12.9 million. As of June 30, 2026, we had an accumulated deficit of $122.0 million. These amounts largely reflect the expense of real estate depreciation and amortization in accordance with GAAP, which was $48.5 million for the six months ended June 30, 2026 and $57.4 million for the year ended December 31, 2025.

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

For the six months ended June 30, 2026, and the year ended December 31, 2025, we paid aggregate distributions to convertible preferred stockholders, common stockholders and limited partnership unit holders of $33.4 million and $51.4 million, including $31.8 million and $48.0 million of distributions paid in cash and $1.7 million and $3.4 million of distributions reinvested through our distribution reinvestment plan, respectively.

Our net loss for the six months ended June 30, 2026 was $31.8 million and our net loss for the year ended December 31, 2025 was $12.9 million. Cash flows provided by operating activities were $1.2 million for the six months ended June 30, 2026, and cash flows used in operating activities were $20.6 million for the year ended December 31, 2025.

We funded our total distribution paid during the six months ended June 30, 2026, which includes net cash distributions and distribution reinvestment by stockholders, with $1.2 million of cash from operations, $7.7 million from proceeds from realized investment, $13.3 million from additional borrowings, $9.6 million from offering proceeds and $1.7 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan.

We funded our total distributions paid during the year ended December 31, 2025, which includes net cash distributions and distributions reinvested by stockholders, with $48.0 million from proceeds from realized investment and $3.4 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sale of Equity Securities

Except as otherwise disclosed, during the three months ended June 30, 2026, we sold equity securities that were not registered under the Securities Act and not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K as described below.

Class I Common Stock

During the three months ended June 30, 2026, we issued 1,409,061 shares of Class I common stock upon exchange of 1,599,262 Series A Convertible Preferred Stock pursuant to the terms of the Series A Convertible Preferred Stock which provide that after the holder of the Series A Convertible Preferred Stock has held the shares for two years, we have the right, in our sole discretion, to convert the Series A Convertible Preferred Stock into shares of our Class I common stock at the most recently disclosed NAV per share of Class I common stock. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 3(a)(9) of the Securities Act on the basis that the issuance of Class I common stock constituted an exchange with existing holders of the Company’s securities and no commission or other remuneration was paid or given directly or indirectly for soliciting such transaction.

CROP Units

On May 20, 2026, CROP issued 95,088 CROP Units to acquire APT Cowork, LLC (“APT”). CROP acquired all of the issued and outstanding membership interests in APT for $1.1 million, a purchase price based on an independent third-party valuation, inclusive of net working capital. The purchase price was based on a third-party opinion of value and the transaction was approved in advance by our conflicts committee. The issuance of the CROP Units was at the most recently determined NAV per unit of CROP at the time the transaction was approved ($11.3615 as of February 28, 2026) and the consideration was allocated to the members consistent with their capital contributions. The issuance of such CROP Units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

On June 10, 2026, CROP issued 3,846,922 CROP Units to acquire Orchards at Cherry Creek Apartments. The CROP Units were issued at the most recently disclosed NAV of the CROP Units of $11.3409. The issuance of such CROP Units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

On June 30, 2026, CROP issued 1,001,303 CROP Units to acquire 5 Row Apartments. The CROP Units were issued at the most recently disclosed NAV of the CROP Units of $11.3465. The issuance of such CROP Units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

Purchase by Executive Officers

As previously disclosed, in connection with the closing of the RealSource Merger and the $3.0 million investment in us by our officers, on January 2, 2026, we issued 4,402 shares of Class I common stock, 127,665 CROP Units and 165,289 Series A Convertible Preferred Stock. The Class I common stock and CROP Units were issued at the most recently disclosed NAV at the time of purchase of $11.3578, and the Series A Convertible Preferred Stock was made at the current offering price in the private offering, net of 9.25% of organization and offering expenses and upfront commissions and placement fees, or $9.075. The issuance of such securities was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.

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

Under our share repurchase program, to the extent we choose to repurchase shares in any particular month, we will only repurchase shares as of the last calendar day of that month (a “Repurchase Date”). Repurchases will be made at the transaction price in effect on the Repurchase Date (which will generally be equal to our prior month’s NAV per share), except that depending on the class of shares requested to be repurchased and how long the shares have been outstanding, the shares may be repurchased at a discount to the transaction price (an “Early Repurchase Deduction”) as described in the Share Repurchase Program which is incorporated hereto as exhibit 99.1 from our Form S-11/A filed on September 29, 2025, subject to certain limited exceptions.

The total amount of aggregate repurchases of our Class T, Class D, Class I, and Class A shares (all of our outstanding classes of common stock) is limited to no more than 2% of the aggregate NAV of our common stock outstanding per month and no more than 5% of our aggregate NAV of our common stock outstanding per calendar quarter.

During the three months ended June 30, 2026, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased (1)	Repurchases as a Percentage of NAV (2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
April 2026	295,425	0.9778292%	$11.3163	—
May 2026	210,791	0.6884092%	$11.3156	—
June 2026	262,383	0.8423466%	$11.3465	—
Total	768,599

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a) None

(b) None

(c) During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.21	Articles Supplementary for the terms of Series A Convertible Preferred Stock (incorporated by reference Exhibit 3.21 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2026)

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
10.1
Amended and Restated Advisory Agreement by and among the Company, Cottonwood Residential O.P., LP and CC Advisors III, LLC dated May 7, 2026 (incorporated by reference Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2026)

10.2
Renewal Agreement dated May 7, 2026 by and among Cottonwood Capital Management, Inc. and Cottonwood Communities Advisors, LLC with respect to Reimbursement and Cost Sharing Agreement dated May 7, 2021 (incorporated by reference Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 12, 2026)

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

Dated: August 14, 2026