Form 10-Q
period 2026-09-30
Cottonwood Communities, Inc.
filed 2026-11-13
CIK 1692951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 9, 2026, there were 4,361,328 shares of the registrant’s Class T common stock, 441,215 shares of the registrant's Class D common stock, 11,523,744 shares of the registrant's Class I common stock, and 15,496,089 shares of the registrant’s Class A common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Cottonwood Communities, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets	(Unaudited)
Real estate assets, net	$1,968,518	$1,887,725
Investments in unconsolidated real estate entities	138,724	144,939
Investments in real estate-related loans, net	43,452	42,730
Cash and cash equivalents	54,056	39,454
Restricted cash	37,353	28,362
Other assets	56,629	47,256
Total assets	$2,298,732	$2,190,466
Liabilities, Equity, and Noncontrolling Interests
Liabilities
Mortgage notes and revolving credit facility, net	$1,304,322	$1,246,637
Construction loan, net	32,018	16,836
Land loans, net	12,322	19,211
Preferred stock, net	224,857	198,567
Unsecured promissory notes, net	16,204	9,595
Related party payables	591	2,865
Accounts payable, accrued expenses and other liabilities	77,031	72,579
Total liabilities	1,667,345	1,566,290
Commitments and contingencies (Note 13)
Equity and noncontrolling interests
Stockholders' equity
Series A Convertible Preferred Stock, $0.01 par value, 15,000,000 shares authorized at $10.00 per share; 13,666,696 and 11,982,475 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	117,178	105,851
Common stock, Class T shares, $0.01 par value, 275,000,000 shares authorized; 4,377,512 and 4,128,149 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	43	41
Common stock, Class D shares, $0.01 par value, 275,000,000 shares authorized; 439,873 and 433,710 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	4	4
Common stock, Class I shares, $0.01 par value, 275,000,000 shares authorized; 10,596,069 and 7,149,167 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	107	72
Common stock, Class A shares, $0.01 par value, 125,000,000 shares authorized; 15,713,302 and 17,547,698 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	151	169
Additional paid-in capital	432,768	402,956
Accumulated distributions - Series A Convertible Preferred	(17,115)	(9,526)
Accumulated distributions - common stock	(121,726)	(106,199)
Accumulated deficit	(132,332)	(110,561)
Total stockholders' equity	279,078	282,807
Noncontrolling interests
Limited partners	280,548	294,437
Partially owned entities	71,761	46,932
Total noncontrolling interests	352,309	341,369
Total equity and noncontrolling interests	631,387	624,176
Total liabilities, equity and noncontrolling interests	$2,298,732	$2,190,466

See accompanying notes to condensed consolidated financial statements
Note: The condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 include assets of consolidated variable interest entities, or
VIEs of $907.8 million and $912.1 million, respectively, and liabilities of $645.1 million and $642.2 million, respectively. Refer to Note 11 for additional discussion of our VIEs.

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Rental and other property revenues	$45,807	$32,487	$132,841	$104,980
Property management revenues	2,433	1,487	5,756	4,938
Other revenues	2,617	2,248	7,485	5,954
Total revenues	50,857	36,222	146,082	115,872
Operating expenses
Property operations expense	19,793	12,231	56,440	39,356
Property management expense	4,272	4,227	12,988	13,594
Asset management fee	3,430	3,014	9,865	9,137
Depreciation and amortization	21,098	13,096	69,595	42,282
General and administrative expenses	2,914	1,836	8,055	7,325
Impairment loss	—	—	—	957
Total operating expenses	51,507	34,404	156,943	112,651
(Loss) income from operations	(650)	1,818	(10,861)	3,221
Equity in (losses) earnings of unconsolidated real estate entities	(5,573)	1,530	(9,210)	4,415
Interest income	560	638	935	1,453
Interest expense	(22,264)	(16,742)	(61,010)	(55,101)
Loss on debt extinguishment	—	—	(198)	(1,732)
Gain on sale of real estate assets	12	—	20,501	64,766
Gain on legal settlement	—	—	—	400
Other income (expense)	447	(3,005)	197	(10,123)
(Loss) income before income taxes	(27,468)	(15,761)	(59,646)	7,299
Income tax (provision) benefit	(1,293)	1,103	(877)	1,523
Net (loss) income	(28,761)	(14,658)	(60,523)	8,822
Net loss (income) attributable to noncontrolling interests:
Limited partners	17,638	7,301	36,117	(5,014)
Partially owned entities	782	440	2,635	1,184
Net (loss) income attributable to controlling interests	$(10,341)	$(6,917)	$(21,771)	$4,992
Less: preferred stock dividends	2,631	1,979	7,589	4,996
Net loss attributable to common stockholders	$(12,972)	$(8,896)	$(29,360)	$(4)

Weighted-average common shares outstanding - basic and diluted	31,683,315	30,072,749	31,076,766	30,873,016

Net loss per common share - basic and diluted	$(0.41)	$(0.30)	$(0.94)	$—

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at June 30, 2026	$111,164	$44	$4	$97	$159	$430,619	$(14,485)	$(116,443)	$(121,991)	$289,168	$308,673	$61,959	$659,800
Issuance of Series A Convertible Preferred Stock	16,851	—	—	—	—	—	—	—	—	16,851	—	—	16,851
Offering costs - Series A Convertible Preferred Stock	(1,385)	—	—	—	—	—	—	—	—	(1,385)	—	—	(1,385)
Series A Convertible Preferred Stock repurchased	(32)	—	—	—	—	—	—	—	—	(32)	—	—	(32)
Issuance of common stock	—	1	—	3	—	3,785	—	—	—	3,789	—	—	3,789
Offering costs - common stock	—	—	—	—	—	(519)	—	—	—	(519)	—	—	(519)
Distribution reinvestment	—	1	—	1	1	944	—	—	—	947	—	—	947
Common stock/OP Units repurchased	—	(3)	—	(2)	(9)	(14,674)	—	—	—	(14,688)	(2,068)	—	(16,756)
Exchanges and transfers	(9,420)	—	—	8	—	9,412	—	—	—	—	—	—	—
Issuance of OP Units	—	—	—	—	—	—	—	—	—	—	583	—	583
Contributions to DST Program	—	—	—	—	—	1,005	—	—	—	1,005	1,715	10,604	13,324
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	490	490
Share-based compensation	—	—	—	—	—	115	—	—	—	115	563	—	678
Other	—	—	—	—	—	—	—	—	—	—	—	(51)	(51)
Distributions to investors	—	—	—	—	—	—	(2,630)	(5,283)	—	(7,913)	(9,199)	(459)	(17,571)
Net loss	—	—	—	—	—	—	—	—	(10,341)	(10,341)	(17,638)	(782)	(28,761)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	2,081	—	—	—	2,081	(2,081)	—	—
Balance at September 30, 2026	$117,178	$43	$4	$107	$151	$432,768	$(17,115)	$(121,726)	$(132,332)	$279,078	$280,548	$71,761	$631,387

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2026	$105,851	$41	$4	$72	$169	$402,956	$(9,526)	$(106,199)	$(110,561)	$282,807	$294,437	$46,932	$624,176
Issuance of Series A Convertible Preferred Stock	48,499	—	—	—	—	—	—	—	—	48,499	—	—	48,499
Offering costs - Series A Convertible Preferred Stock	(4,214)	—	—	—	—	—	—	—	—	(4,214)	—	—	(4,214)
Series A Convertible Preferred Stock repurchased	(32)	—	—	—	—	—	—	—	—	(32)	—	—	(32)
Issuance of common stock	—	7	—	11	—	21,025	—	—	—	21,043	—	—	21,043
Offering costs - common stock	—	—	—	—	—	(2,633)	—	—	—	(2,633)	—	—	(2,633)
Distribution reinvestment	—	1	—	1	1	2,623	—	—	—	2,626	—	—	2,626
Common stock/OP Units repurchased	—	(6)	—	(6)	(19)	(35,451)	—	—	—	(35,482)	(4,901)	—	(40,383)
Exchanges and transfers	(32,926)	—	—	29	—	32,954	—	—	—	57	(57)	—	—
Issuance of OP Units	—	—	—	—	—	—	—	—	—	—	58,177	—	58,177
Contributions to DST Program	—	—	—	—	—	1,966	—	—	—	1,966	3,271	22,966	28,203
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	7,390	7,390
Share-based compensation	—	—	—	—	—	342	—	—	—	342	1,665	—	2,007
Other	—	—	—	—	—	309	—	—	—	309	626	(1,229)	(294)
Distributions to investors	—	—	—	—	—	—	(7,589)	(15,527)	—	(23,116)	(27,876)	(1,663)	(52,655)
Net loss	—	—	—	—	—	—	—	—	(21,771)	(21,771)	(36,117)	(2,635)	(60,523)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	8,677	—	—	—	8,677	(8,677)	—	—
Balance at September 30, 2026	$117,178	$43	$4	$107	$151	$432,768	$(17,115)	$(121,726)	$(132,332)	$279,078	$280,548	$71,761	$631,387

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Stockholders' Equity - (Continued)
(Unaudited)
(in thousands)

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at June 30, 2025	$80,126	$43	$5	$63	$184	$363,846	$(5,272)	$(95,984)	$(93,808)	$249,203	$178,590	$27,190	$454,983
Issuance of Series A Convertible Preferred Stock	14,772	—	—	—	—	—	—	—	—	14,772	—	—	14,772
Offering costs - Series A Convertible Preferred Stock	(1,434)	—	—	—	—	—	—	—	—	(1,434)	—	—	(1,434)
Series A Convertible Preferred Stock repurchased	(27)	—	—	—	—	—	—	—	—	(27)	—	—	(27)
Issuance of common stock	—	—	—	3	—	3,066	—	—	—	3,069	—	—	3,069
Offering costs - common stock	—	—	—	—	—	(454)	—	—	—	(454)	—	—	(454)
Distribution reinvestment	—	—	—	—	—	865	—	—	—	865	—	—	865
Common stock/OP Units repurchased	—	(1)	—	(2)	(6)	(11,900)	—	—	—	(11,909)	(1,453)	—	(13,362)
Exchanges and transfers	—	—	—	1	—	1,721	—	—	—	1,722	(1,722)	—	—
Share-based compensation	—	—	—	—	—	91	—	—	—	91	666	—	757
Distributions to investors	—	—	—	—	—	—	(1,979)	(5,260)	—	(7,239)	(5,672)	(89)	(13,000)
Net loss	—	—	—	—	—	—	—	—	(6,917)	(6,917)	(7,301)	(440)	(14,658)
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	2,388	—	—	—	2,388	(2,388)	—	—
Balance at September 30, 2025	$93,437	$42	$5	$65	$178	$359,623	$(7,251)	$(101,244)	$(100,725)	$244,130	$160,720	$26,661	$431,511

		Cottonwood Communities, Inc. Stockholders' Equity									Noncontrolling interests
	Series A Convertible Preferred Stock	Par Value - Common Stock				Additional Paid-In Capital	Accumulated Distributions		Accumulated Deficit	Total Stockholders' Equity	Limited Partners	Partially Owned Entities	Total Equity and Noncontrolling Interests
		Class T	Class D	Class I	Class A		Convertible Preferred	Common Stock
Balance at January 1, 2025	$50,668	$43	$4	$62	$197	$372,611	$(2,255)	$(84,797)	$(105,717)	$230,816	$186,032	$28,081	$444,929
Issuance of Series A Convertible Preferred Stock	47,364	—	—	—	—	—	—	—	—	47,364	—	—	47,364
Offering costs - Series A Convertible Preferred Stock	(4,118)	—	—	—	—	—	—	—	—	(4,118)	—	—	(4,118)
Series A Convertible Preferred Stock repurchased	(477)	—	—	—	—	—	—	—	—	(477)	—	—	(477)
Issuance of common stock	—	2	1	9	—	13,541	—	—	—	13,553	—	—	13,553
Offering costs - common stock	—	—	—	—	—	(1,434)	—	—	—	(1,434)	—	—	(1,434)
Distribution reinvestment	—	—	—	—	—	2,609	—	—	—	2,609	—	—	2,609
Common stock/OP Units repurchased	—	(3)	—	(11)	(19)	(41,133)	—	—	—	(41,166)	(2,143)	—	(43,309)
Exchanges and transfers	—	—	—	5	—	7,153	—	—	—	7,158	(7,158)	—	—
Share-based compensation	—	—	—	—	—	260	—	—	—	260	2,395	—	2,655
Distributions to investors	—	—	—	—	—	—	(4,996)	(16,447)	—	(21,443)	(17,404)	(236)	(39,083)
Net income (loss)	—	—	—	—	—	—	—	—	4,992	4,992	5,014	(1,184)	8,822
Reallocation of stockholders' equity and noncontrolling interests	—	—	—	—	—	6,016	—	—	—	6,016	(6,016)	—	—
Balance at September 30, 2025	$93,437	$42	$5	$65	$178	$359,623	$(7,251)	$(101,244)	$(100,725)	$244,130	$160,720	$26,661	$431,511

See accompanying notes to condensed consolidated financial statements

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(60,523)	$8,822
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	69,595	42,282
Gain on sale of real estate assets	(20,501)	(64,766)
Share-based compensation	2,007	2,655
Deferred taxes	(535)	(1,588)
Amortization of debt issuance costs, discounts and premiums	6,436	5,074
Paid-in-kind interest on construction loans	185	(1,589)
Derivative fair value adjustments	(461)	1,525
Loss on debt extinguishment	198	1,732
Impairment loss	—	957
Other operating	(766)	109
Equity in losses (earnings) of unconsolidated real estate entities	9,210	(4,415)
Distributions from unconsolidated real estate entities - return on capital	3,357	2,188
Changes in operating assets and liabilities:
Other assets	(7,678)	(6,889)
Accounts payable, accrued expenses and other liabilities	7,673	7,826
Net cash provided by (used in) operating activities	8,197	(6,077)
Cash flows from investing activities:
Acquisitions of real estate	(80,788)	—
Proceeds from sale of real estate assets, net	70,121	327,031
Promissory note to buyer of real estate assets	—	(7,000)
Capital expenditures and development activities	(38,593)	(37,197)
Investments in unconsolidated real estate entities	(1,130)	(13,304)
Contributions to investments in real estate-related loans	—	(10,372)
Other investing activities	(1,704)	—
Net cash (used in) provided by investing activities	(52,094)	259,158

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows - (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Principal payments on mortgage notes	(2,021)	(678)
Borrowings from revolving credit facility	46,700	11,000
Repayments on revolving credit facility	(30,000)	(67,264)
Borrowings under mortgage notes	50,846	88,533
Repayments of mortgage notes	(35,430)	(221,405)
Deferred financing costs on mortgage notes	(247)	(100)
Borrowings from construction loans	13,955	7,378
Repayments of construction loans	—	(42,463)
Borrowings under land loans	—	19,240
Repayments on land loans	(6,918)	—
Deferred financing costs on land loans	—	(222)
Proceeds from issuance of preferred stock	26,386	25,011
Redemption of preferred stock	(900)	(1,633)
Offering costs paid on issuance of preferred stock	(2,748)	(2,660)
Proceeds from issuance of unsecured promissory notes	6,920	—
Offering costs paid on issuance of unsecured notes	(492)	—
Repurchase of unsecured promissory notes	—	(843)
Proceeds from issuance of Series A Convertible Preferred Stock	47,070	47,362
Offering costs paid on issuance of Series A Convertible Preferred Stock	(4,262)	(4,159)
Repurchase of Series A Convertible Preferred Stock	(32)	(477)
Proceeds from issuance of common stock	20,993	13,553
Offering costs paid on issuance of common stock	(2,638)	(1,586)
Repurchase of common stock/OP Units	(37,894)	(42,804)
Contributions from noncontrolling interests	29,473	—
Distributions to convertible preferred stockholders	(7,497)	(4,685)
Distributions to common stockholders	(12,788)	(14,010)
Distributions to noncontrolling interests - limited partners	(27,590)	(17,530)
Distributions to noncontrolling interests - partially owned entities	(1,663)	(237)
Other financing activities	(1,733)	(168)
Net cash provided by (used in) financing activities	67,490	(210,847)
Net increase in cash and cash equivalents and restricted cash	23,593	42,234
Cash and cash equivalents and restricted cash, beginning of period	67,816	93,437
Cash and cash equivalents and restricted cash, end of period	$91,409	$135,671

Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$54,056	$110,951
Restricted cash	37,353	24,720
Total cash and cash equivalents and restricted cash	$91,409	$135,671

Cottonwood Communities, Inc.
Condensed Consolidated Statements of Cash Flows - (Continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:
Cash paid for interest	$55,704	$54,240

Supplemental disclosure of non-cash investing and financing activities:
Changes in accrued deferred offering costs	$(33)	$(281)
Distributions reinvested in common stock	2,626	2,609
Changes in accrued capital expenditures	2,592	3,280
Paid-in-kind interest related to construction	959	—
Changes in accrued redemptions	2,400	767
Cottonwood on 6th Consolidation
Real estate assets	$6,120	$—
Noncontrolling interest	(6,120)	—
Orchards at Cherry Creek Apartments Acquisition
Real estate assets, net of cash acquired	$61,996	$—
Other assets and liabilities assumed, net	757	—
Value of OP Units issued for interests acquired	43,628	—
5 Row Apartments Acquisition
Real estate assets, net of cash acquired	$41,096	$—
Value of OP Units issued for interests acquired	11,361	—
APT Acquisition
Customer relationship intangible asset	$1,012	$—
Other assets and liabilities assumed, net	120	—
Value of OP Units issued for interests acquired	1,132	—
Melrose Phase II Deconsolidation
Real estate assets derecognized	$35,548	$—
Mortgage derecognized	(32,188)	—
Cash and restricted cash derecognized	900	—
Other assets and liabilities derecognized, net	(450)	—
Fair value of retained interest as equity method investment	4,344	—
Park Lafayette Towers Acquisition
Real estate assets, net of cash acquired	$90,880	$—
Mortgage note assumed	(57,021)	—
Other assets and liabilities assumed, net	1,569	—

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
As a perpetual-life REIT, we intend to offer common stock through public offerings that do not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. Our current offering, which commenced November 4, 2025, is for $675.0 million of shares of common stock in a primary offering and
$75.0 million under our distribution reinvestment plan (“DRP”). As of September 30, 2026, we have raised gross proceeds of
$412.1 million from all our public offerings, including $13.9 million in proceeds through our DRP.
Since November 2019, we have periodically conducted private placement offerings exempt from registration under the
Securities Act pursuant to which we have offered for sale to accredited investors preferred stock at a purchase price of $10.00 per share of preferred stock (the “Private Offerings”). As of September 30, 2026, we have raised gross proceeds of
$463.7 million from the Private Offerings. Additional information about our preferred stock is included in Note 8 for preferred stock accounted for as liabilities and Note 9 for preferred stock accounted for as equity.
Through our taxable REIT subsidiary, we sell beneficial interests in Delaware statutory trusts (“DSTs”) that hold real properties to accredited investors through private placement offerings exempt from registration under the Securities Act (the
“DST Program”). In the third quarter of 2025, we commenced our first DST offering for beneficial interests in the DST holding
805 Riverfront. Our ownership interest in 805 Riverfront will decline as we sell interests in this DST offering. As of September
30, 2026, we had sold $42.0 million of DST interests.
We own and operate a diverse portfolio of investments in multifamily apartment communities located in targeted markets throughout the United States. As of September 30, 2026, our portfolio consists of ownership interests or structured investment interests in 48 multifamily apartment communities in 15 states with 13,321 units, including 364 units in two multifamily apartment communities under construction or in lease-up and another 1,545 units in seven multifamily apartment communities in which we have a structured investment interest. In addition, we have an ownership interest in four land sites.
We operate as two reportable segments composed of multifamily real estate.
Proposed Merger with Mandel
On September 2, 2026, we, CROP and wholly owned subsidiaries of CROP entered into a series of merger agreements
(each, a “Merger Agreement,” and each merger contemplated thereby, a “Merger”) with entities controlled and managed, directly or indirectly, by Barry R. Mandel (“Mandel”) and his affiliates (each, an “Owner Entity”). The Mergers are designed to result in our indirect ownership of all of the interests in a portfolio of multifamily apartment communities currently owned by the Owner Entities. Concurrently, CROP entered into a membership interest purchase agreement with an entity affiliated with
Mandel to acquire Mandel Property Services, LLC ("MPSI"), the property management company for the portfolio. On July 30,
2026, we acquired Park Lafayette Towers from an entity controlled by Mandel in a separate transaction. Refer to Note 3.
At the effective time of each Merger, each member's membership interests in the applicable Owner Entity will be converted into the right to receive CROP Units, cash, or a combination thereof, as elected by each member, with the cash portion generally limited to 50% (the “Merger Consideration”). The aggregate Merger Consideration for each Owner Entity equals the base purchase price specified in the applicable Merger Agreement plus the Owner Entity’s net closing date assets, as adjusted for customary closing prorations and reduced by mortgage debt repaid or assumed at closing. A portion of the Merger
Consideration will be held back for one year to secure post-closing adjustments for final net closing date assets and indemnification claims. The aggregate purchase price for the portfolio of communities and MPSI is $519.9 million.

Each Merger is subject to a number of closing conditions, including approval by the members of the applicable Owner
Entity, lender approvals where applicable, the closing of Mergers representing a minimum threshold of the portfolio and the closing of the MPSI acquisition.  No assurances can be provided that we will successfully complete each Merger.
2.Summary of Significant Accounting Policies
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
Certain amounts in the prior year condensed consolidated financial statements and notes to the condensed consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications did not impact previously reported net loss or accumulated deficit or change net cash provided by or used in operating, investing or financing activities.  Additionally, during the nine months ended September 30, 2026, we changed our presentation from a single statement of changes in stockholders’ equity to separate statements for the current quarter and year-to-date interim periods.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”) 2024-03, Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific cost and expense categories in the notes to the financial statements. The ASU will be applied either prospectively or retrospectively and is effective for us for the year ended December 31, 2027, and interim reporting periods commencing in
2028. We are currently evaluating the effect the ASU will have on our condensed consolidated financial statements and related disclosures.
3.Real Estate Assets, Net
The following table summarizes the carrying amounts of our consolidated real estate assets ($ in thousands):

	September 30, 2026	December 31, 2025
Land	$281,959	$280,011
Building and improvements	1,804,059	1,617,134
Furniture, fixtures, and equipment	85,178	72,834
Intangible assets	51,967	49,348
Construction in progress (1)	19,933	89,184
	2,243,096	2,108,511
Less: Accumulated depreciation and amortization	(274,578)	(220,786)
Real estate assets, net	$1,968,518	$1,887,725

(1) Includes construction in progress for our development projects and capitalized costs for improvements not yet placed in service at our operating properties.
During the three months ended September 30, 2026, we placed assets in service related to The Westerly, a development project in Millcreek, UT.

Asset Dispositions and Deconsolidations
On February 6, 2026, we completed the sale of a 99.9% interest in Cottonwood Apartments for gross proceeds of
$57.7 million. Net proceeds of $20.8 million (net of mortgage debt and closing costs) were used in a Section 1031 exchange for
Park Lafayette Towers. We recorded a gain on sale of $15.8 million.
In May 2026, we sold two land parcels for gross proceeds of approximately $10.0 million.
On June 5, 2026, we sold tenant-in-common interests in Melrose Phase II to unaffiliated third parties for gross proceeds of $20.9 million, reducing our ownership from 100.0% to 50.2%. As a result of this transaction, Melrose Phase II was deconsolidated and our remaining ownership is recorded as an investment in unconsolidated real estate. Refer to Note 4. Net proceeds of $4.6 million (net of assumed mortgage debt and closing costs) were used in a Section 1031 exchange for the purchase of Park Lafayette Towers. We recorded a gain on sale of $4.8 million, of which $0.5 million was attributable to remeasuring the retained interest at fair value.
Asset Acquisitions
The following table summarizes the purchase price allocation of the real estate assets acquired during the nine months ended September 30, 2026 ($ in thousands):

			Allocated Amounts
Property	Location	Date Consolidated	Building	Land	Land Improvement s	Personal Property	Intangible	Net Other	Loan Assumed	Total
Orchards at Cherry Creek	Centennial, CO	6/10/26	$46,512	$8,992	$—	$5,435	$1,493	$—	$—	$62,432
5 Row Apartments	Charlottesville, VA	6/30/26	33,470	4,178	—	2,607	841	—	—	$41,096
Park Lafayette Towers	Milwaukee, WI	7/30/26	80,824	5,358	56	2,009	2,633	(332)	(57,021)	$33,527
On June 10, 2026, we acquired Orchards at Cherry Creek Apartments, a 240-unit multifamily community in
Centennial, Colorado for a purchase price of $62.4 million, of which $43.6 million was paid with the issuance of CROP Units.
On June 30, 2026, we acquired 5 Row Apartments, a 128-unit multifamily community in Charlottesville, Virginia for a purchase price of $40.9 million, of which $11.4 million was paid with the issuance of CROP Units.
On July 30, 2026, we acquired Park Lafayette Towers, a 271-unit multifamily community in Milwaukee, Wisconsin for a purchase price of $94.1 million, through an assumed loan of $60.3 million of principal outstanding.
Assets and liabilities of the properties purchased during the nine months ended September 30, 2026 were recorded at relative fair value as asset acquisitions. Intangible assets acquired generally consist of in-place lease intangibles and are amortized over six months.
Cottonwood on 6th
Cottonwood on 6th (formerly “Western Gardens”) is an early-stage multifamily development project in Salt Lake City,
Utah, partially owned by affiliates of certain of our executive officers, which we consolidate. To fund development, we are sponsoring an offering of up to $21.1 million to external investors. As of September 30, 2026, $1.3 million had been raised through the offering and is recorded as noncontrolling interest – partially owned entities. As of September 30, 2026, we had
$17.6 million of capitalized development costs on the condensed consolidated balance sheets for the project.

4.Investments in Unconsolidated Real Estate Entities
Our investments in unconsolidated real estate entities consist of ownership interests in operating properties and preferred equity investments as follows as of September 30, 2026 and December 31, 2025 ($ in thousands):

			Balance at
Property / Development	Location	% Owned	September 30, 2026	December 31, 2025
Operating Properties
Cottonwood Bayview (1)	St. Petersburg, FL	71.0%	$6,875	$8,377
Toscana at Valley Ridge (1)	Lewisville, TX	58.6%	4,776	5,298
Fox Point (1)	Salt Lake City, UT	52.8%	11,062	11,775
The Marq Highland Park (1)	Tampa, FL	74.1%	18,377	19,860
Autumn Ridge (1)(2)	Raleigh, NC	95.4%	21,471	23,259
Melrose Phase II (1)(3)	Nashville, TN	50.2%	3,239	—

Preferred Equity Investments
417 Callowhill (4)	Philadelphia, PA		42,729	44,752
Infield (4)	Kissimmee, FL		18,881	20,389

Other Investments
Regenerant Venture (5)	Various		11,062	10,987
Other			252	242
Total			$138,724	$144,939

(1) We account for our tenant in common interests in these properties as equity method investments.
(2) During the three months ended September 30, 2026, we increased our ownership from 92.4% to 95.4%.
(3) On June 5, 2026, we sold 49.8% of our ownership interest in Melrose Phase II. Refer to Note 3.
(4) As of September 30, 2026, we have fully funded our commitments on both 417 Callowhill and Infield.
(5) For the three and nine months ended September 30, 2026, we received distributions of $1.1 million.
Our proportionate share of losses from unconsolidated operating properties for the three months ended September 30,
2026 and 2025 were $1.5 million and $0.9 million, respectively. Our proportionate share of losses from unconsolidated operating properties for the nine months ended September 30, 2026 and 2025 were $5.7 million and $2.2 million, respectively.
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
Equity in (losses) earnings recorded under the HLBV method for our preferred equity investments for the three months ended September 30, 2026 and 2025 were $(4.1) million and $2.4 million, respectively. Equity in (losses) earnings recorded under the HLBV method for our preferred equity investments for the nine months ended September 30, 2026 and 2025 were
$(3.5) million and $6.6 million, respectively. These amounts are included in equity in (losses) earnings of unconsolidated real estate entities in the condensed consolidated statements of operations.

5.Investments in Real Estate-Related Loans
Our investments in real estate-related loans consist of the following as of September 30, 2026 and December 31, 2025
($ in thousands):

				September 30, 2026			December 31, 2025
Property Name	Loan Type	Fixed Interest Rate	Maturity Date	Amortized Cost	Allowance for Credit Losses	Carrying Value	Amortized Cost	Allowance for Credit Losses	Carrying Value
2215 Hollywood (1)	Mezzanine	14.5%	April 14, 2027	$10,123	$(13)	$10,110	$10,045	$(9)	$10,036
Monrovia Station (2)	Mezzanine	16.5%	July 18, 2027	20,150	(38)	20,112	20,150	(76)	20,074
Prospect on Central (3)	Mezzanine	15.0%	May 8, 2027	4,878	(12)	4,866	4,299	(27)	4,272
Bowline (4)	Mezzanine	14.8%	May 20, 2029	8,418	(54)	8,364	8,418	(70)	8,348
Total				$43,569	$(117)	$43,452	$42,912	$(182)	$42,730

(1) The 2215 Hollywood loan was originated in April 2023. During the nine months ended September 30, 2026, this loan was extended and incurred an extension fee of $0.1 million, which was added to the carrying value of the note.

(2) The Monrovia Station loan was originated in July 2023 and has two 12-month extension options.
(3) The Prospect on Central loan was originated in April 2025 and has two 12-month extension options. As of September 30, 2026, carrying value includes $0.2 million of unamortized discount.
(4) The Bowline loan was originated in May 2025 and has two 12-month extension options.
We elected not to measure an allowance for credit losses on accrued interest receivable due to our policy of writing off uncollectible accrued interest receivable balances in a timely manner. As of September 30, 2026 and December 31, 2025, interest receivable of $19.4 million and $13.0 million, respectively, is included within other assets on the condensed consolidated balance sheets and is excluded from the carrying value of investments in real estate-related loans.
6.Debt
Mortgage Notes and Revolving Credit Facility
The following table is a summary of the mortgage notes and revolving credit facility secured by our properties as of
September 30, 2026 and December 31, 2025 ($ in thousands):

Indebtedness	Weighted-Average Interest Rate		Weighted-Average Remaining Term (1)	Principal Balance Outstanding
				September 30, 2026	December 31, 2025
Fixed rate loans
Fixed rate mortgages	4.5%		2.9 years	$1,111,264	$1,084,660
Total fixed rate loans				1,111,264	1,084,660
Variable rate loans (2)
Floating rate mortgages	5.5%	(3)	3.6 years	182,513	166,598
Variable rate revolving credit facility	6.4%		1.2 years	22,700	6,000
Total variable rate loans				205,213	172,598
Total secured loans				1,316,477	1,257,258
Unamortized debt issuance costs and discounts				(2,273)	(2,429)
Unamortized mark-to-market adjustment on assumed debt				(9,882)	(8,192)
Mortgage notes and revolving credit facility, net				$1,304,322	$1,246,637

(1)
For loans where we have the ability to exercise extension options at our own discretion, subject to certain debt service coverage ratio, loan to cost or debt yield requirements, the maximum maturity date has been assumed.

(2)	The interest rates of our variable rate loans are based on 30-Day Average SOFR or one-month SOFR (CME Term).
(3)	Includes the impact of interest rate caps in effect on September 30, 2026.
As of September 30, 2026, our $100.0 million variable rate revolving credit facility was secured by Alpha Mill, with the amount available to draw subject to a cap based on certain loan-to-value ratios and other requirements. As of September 30,
2026, the amount available to draw on our variable rate revolving credit facility was capped at $2.4 million primarily due to the interest rate environment and the applicable debt-service coverage ratio.

Included in the September 30, 2026 principal balance outstanding is $27.1 million of variable rate mortgage debt on 5
Row Apartments and a $25.0 million variable rate bridge loan on Orchards at Cherry Creek, which were both purchased in June
2026. On July 30, 2026, in conjunction with the acquisition of Park Lafayette Towers, we assumed $60.3 million of mortgage debt with a fixed rate of 3.00%, which matures on January 31, 2028. Refer to Note 3 above for additional discussion on these transactions.
Included in the December 31, 2025 principal balance outstanding is $35.4 million of variable rate mortgage debt on
Cottonwood Apartments, which was sold in February 2026 and $32.4 million of fixed rate mortgage debt on Melrose Phase II, which was deconsolidated in June 2026. Refer to Note 3 above for additional discussion on these transactions.
Construction Loan
Information on our construction loan is as follows ($ in thousands):

Development	Interest Rate	Final Expiration Date	Loan Amount	Amount Drawn at
				September 30, 2026	December 31, 2025
The Westerly (1)	One-Month SOFR + 3.00%	July 12, 2028	$42,000	$32,018	$16,836

(1)
In July 2023, we entered into a construction loan agreement for The Westerly, a development project in Millcreek, UT, with a contractual maturity date of
July 12, 2027, with one 12-month extension. On July 15, 2026, construction was completed. On November 5, 2026, we repaid $6.0 million of this loan, as well as modified the final expiration date to September 30, 2028 and the interest rate to one-month SOFR + 2.00%

Land Loans
Information on our land loans is as follows ($ in thousands):

			Principal Balance Outstanding
Development	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Galleria (1)(2)	One-Month SOFR + 3.00%	August 25, 2027	$7,582	$14,500
3300 Cottonwood (1)(3)	One-Month SOFR + 3.00%	January 22, 2027	4,740	4,740
Total land loans			12,322	19,240
Unamortized debt issuance costs			—	(29)
Land loans, net			$12,322	$19,211

(1)	We intend to repay these loans in cash upon maturity with proceeds from cash on hand and available capacity on our revolving credit facility.
(2)
On January 21, 2026, we repaid $3.6 million of this loan to extend the maturity date to August 25, 2026. On May 13, 2026, we repaid $3.3 million of this loan in conjunction with the partial land sale. On August 13, 2026, we extended the maturity date to August 25, 2027.

(3)	On January 22, 2026, we extended the maturity date to January 22, 2027 and the interest rate changed to one-month SOFR + 3.00%. This loan was repaid in full on November 5, 2026.
Unsecured Promissory Notes, Net
We have issued unsecured promissory notes to investors outside of the United States. These notes are subordinate to all of CROP's debt. Information on our unsecured promissory notes is as follows ($ in thousands):

	Offering Size	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
2025 7.25% Notes	$50,000	7.25%	December 31, 2029	$17,115	$10,195
Unamortized debt issuance costs				(911)	(600)
Unsecured promissory notes, net				$16,204	$9,595

The aggregate maturities, including amortizing principal payments on our debt for years subsequent to September 30,
2026 are as follows ($ in thousands):

Year	Mortgage Notes and Revolving Credit Facility	Construction Loan	Land Loans	Unsecured Promissory Notes	Total
2026	$63,778	$—	$—	$—	$63,778
2027	357,636	32,018	12,322	—	401,976
2028	173,829	—	—	—	173,829
2029	71,052	—	—	17,115	88,167
2030	411,124	—	—	—	411,124
Thereafter	239,058	—	—	—	239,058
	$1,316,477	$32,018	$12,322	$17,115	$1,377,932
Approximately $423.8 million of debt, which includes nine mortgage notes with an aggregate principal balance of
$411.4 million and land loans with an aggregate principal balance of $12.3 million, is scheduled to mature within twelve months of the issuance date of these condensed consolidated financial statements. Our cash on hand and other liquidity sources are less than these maturities as of the issuance date of these condensed consolidated financial statements. However, we intend to address these upcoming maturities primarily through refinancing the maturing mortgage loans, selling a land parcel, extending certain loans and using cash on hand and available borrowing capacity under current credit facilities. We are actively engaged with our existing lenders and other potential financing sources regarding these refinancing efforts. The mortgage loans are secured by operating and income-producing properties. We believe the operating performance of the underlying assets, current collateral values, and prevailing market conditions support refinancing. Accordingly, we believe it is probable that these plans will be effectively implemented and will enable us to satisfy our obligations as they come due.
We are in compliance with all covenants associated with our debt as of September 30, 2026.
7.Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of September 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, other assets, related party payables, and accounts payable, accrued expenses and other liabilities approximate their carrying values due to the short-term nature of these instruments.
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
•Inputs that are derived principally from or corroborated by other observable market data.
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

The table below includes the carrying value and fair value for our financial instruments ($ in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Asset:
Investments in real estate-related loans	$43,452	$43,791	$42,730	$43,713
Unsecured note receivable	6,941	7,000	6,936	7,000
Total	$50,393	$50,791	$49,666	$50,713

Financial Liability:
Fixed rate mortgages	$1,111,264	$1,086,203	$1,084,660	$1,069,179
Floating rate mortgages	182,513	183,208	166,598	167,569
Variable rate revolving credit facility	22,700	22,700	6,000	6,000
Construction loan	32,018	32,018	16,836	16,836
Land loans	12,322	12,322	19,240	19,240
Series 2023 Preferred Stock	102,261	102,261	102,899	102,899
Series 2023-A Preferred Stock	2,950	2,950	2,950	2,950
Series 2025 Preferred Stock	127,715	127,715	101,780	101,780
Unsecured promissory notes, net	17,115	17,115	10,195	10,195
Total	$1,610,858	$1,586,492	$1,511,158	$1,496,648
All financial instruments in the table above are categorized as Level 2 in the fair value hierarchy.
8.Preferred Stock
We have three classes of preferred stock outstanding as of September 30, 2026: Series 2023, Series 2023-A and Series
2025 which are accounted for as liabilities on the condensed consolidated balance sheets as they are mandatorily redeemable.
Each series must be redeemed for cash at a redemption price per share equal to $10.00 plus any accrued and unpaid dividends, to the extent there are funds legally available, on the redemption date. Information on these classes of preferred stock as of
September 30, 2026 and December 31, 2025 is as follows ($ in thousands):

	Current Dividend Rate		Redemption Date	Maximum Extension Date	Shares Outstanding at
					September 30, 2026	December 31, 2025
Series 2023 Preferred Stock	6.00%	(1)	June 30, 2027	June 30, 2029	10,226,092	10,289,916
Series 2023-A Preferred Stock	7.00%		December 31, 2027	N/A	295,000	295,000
Series 2025 Preferred Stock	6.50%	(2)	December 31, 2028	December 31, 2030	12,771,513	10,178,030
Total					23,292,605	20,762,946

(1) The first-year extension dividend rate, applicable from July 1, 2027 to June 30, 2028, is 6.25%. The fully extended dividend rate, applicable from July 1, 2028 to June 30, 2029, is 6.50%.
(2) The first-year extension dividend rate, applicable from January 1, 2029 to December 31, 2029, is 6.75%. The fully extended dividend rate, applicable from
January 1, 2030 to December 31, 2030, is 7.00%.

	September 30, 2026	December 31, 2025
Preferred stock outstanding	$232,926	$207,629
Unamortized offering costs and discounts	(8,069)	(9,062)
Preferred stock, net	$224,857	$198,567
All offerings of preferred stock listed above have terminated other than the Series 2025 Preferred Stock offering, which remains ongoing. During the nine months ended September 30, 2026, we issued $26.2 million of Series 2025 Preferred
Stock.

Preferred Stock Dividends
Dividends on preferred stock accounted for as liabilities are recorded through interest expense in the condensed consolidated statements of operations. The following table summarizes our dividend activity for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series 2019 Preferred Stock	$—	$845	$—	$3,414
Series 2023 Preferred Stock	1,549	1,576	4,604	4,743
Series 2023-A Preferred Stock	53	52	155	154
Series 2025 Preferred Stock	2,021	1,447	5,548	2,826
Total	$3,623	$3,920	$10,307	$11,137
Preferred Stock Repurchases
The following table summarizes our repurchase activity for the nine months ended September 30, 2026 and 2025 ($ in thousands):

	Nine Months Ended September 30,
	2026		2025
	Number of shares	Aggregate dollar amount	Number of shares	Aggregate dollar amount
Series 2019 Preferred Stock	—	$—	91,886	$892
Series 2023 Preferred Stock	63,824	605	78,420	746
Series 2025 Preferred Stock	22,900	207	28,334	255
Total	86,724	$812	198,640	$1,893
9.Stockholders’ Equity
Series A Convertible Preferred Stock
As of September 30, 2026, there were 13,666,696 shares of Series A Convertible Preferred Stock issued and outstanding. For the nine months ended September 30, 2026, we paid aggregate dividends on our Series A Convertible
Preferred Stock of $7.5 million.
Our board of directors has approved the conversion of eligible Series A Convertible Preferred Stock (i.e. those shares that have been outstanding for at least two years) into our Class I common stock through November 1, 2026. As of September
30, 2026, 3,391,583 shares of Series A Convertible Preferred Stock have been exchanged at the amount equal to the purchase price of $10.00 divided by the net asset value for the Class I shares on the respective conversion date.
During the nine months ended September 30, 2026, we repurchased 3,200 shares of Series A Convertible Preferred
Stock for $32,000 at a repurchase price of $10.00. We had no unfulfilled repurchase requests during the nine months ended
September 30, 2026.

Common Stock
The following table summarizes the changes in the shares outstanding for each class of outstanding common stock for the periods presented below:

	Class
	T	D	I	A	Total
Balance at December 31, 2025	4,128,149	433,710	7,149,167	17,547,698	29,258,724
Issuance of common stock	746,865	2,645	1,103,491	—	1,853,001
Distribution reinvestment	75,733	10,736	70,762	74,237	231,468
Exchanges and transfers (1)	—	—	2,906,760	—	2,906,760
Repurchases of common stock	(573,235)	(7,218)	(634,111)	(1,908,633)	(3,123,197)
Balance at September 30, 2026	4,377,512	439,873	10,596,069	15,713,302	31,126,756

(1) Exchanges represent the 5,000 CROP Units and 2,901,760 shares of Convertible Preferred Stock, respectively, that have been exchanged for Class I shares during the period.
Common Stock Distributions
Distributions on our common stock are determined by the board of directors based on our financial condition and other relevant factors. Common stockholders may choose to receive cash distributions or purchase additional shares through our
DRP. For the nine months ended September 30, 2026, we paid aggregate distributions of $15.4 million, including $2.6 million of distributions reinvested through our DRP.
We declared the following gross monthly distributions for each share of our common stock as shown in the table below:

Shareholder Record Date	Monthly Rate	Annually
January 31, 2026	$0.05666667	$0.68
February 28, 2026	0.05666667	0.68
March 31, 2026	0.05666667	0.68
April 30, 2026	0.05666667	0.68
May 31, 2026	0.05666667	0.68
June 30, 2026	0.05666667	0.68
July 31, 2026	0.05666667	0.68
August 31, 2026	0.05666667	0.68
September 30, 2026	0.05666667	0.68
The net distribution varies for each class of our common stock based on the applicable distribution fee, which is deducted from the gross distribution per share and paid to the dealer manager for the Follow-on Offering and reallowed to participating broker-dealers and servicing broker-dealers.
Common Stock Repurchases
During the nine months ended September 30, 2026, we repurchased 3,123,197 shares of common stock pursuant to our share repurchase program for $35.5 million. We had no unfulfilled repurchase requests during the nine months ended
September 30, 2026.
10.Related-Party Transactions
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

Management Fee. CROP paid our advisor a monthly management fee, calculated on an annualized basis, of 1.5% of adjusted net asset value of CROP from September 19, 2023 through December 18, 2025. Effective December 19, 2025, the fee
was  reduced to 1.25% of the adjusted net asset value of CROP. The net asset value of CROP is determined pursuant to our valuation guidelines and reflective of the ownership interest held by CROP in such gross assets. Adjusted net asset value of
CROP includes the value attributable to preferred stock that is convertible into common equity.
Management fees to our advisor for the three months ended September 30, 2026 and 2025 were $3.4 million and $3.0 million, respectively. Management fees to our advisor for the nine months ended September 30, 2026 and 2025 were $9.9 million and $9.1 million, respectively.
Acquisition Expense Reimbursement. We will reimburse our advisor for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, financing and development of investments, whether or not such investments are acquired, and make payments to third parties or possibly certain of our advisor’s affiliates in connection with providing services to us. There were no acquisition expense reimbursements for the nine months ended September 30, 2026 and 2025.
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
No performance participation allocation was incurred during the nine months ended September 30, 2026 or during
2025.
Block C
We have a consolidated joint venture investment in Block C, which owns The Westerly, a multifamily community in
Millcreek, Utah, that was completed in July 2026 and is in lease-up, and land held for development of a planned project called
Millcreek North. As of September 30, 2026, our ownership in the Block C joint venture was 82.4%. The remaining interests are held by entities owned directly or indirectly by our officers and directors and certain employees of CROP and our advisor or its affiliates (the “Affiliated Members”), which have contributed an aggregate of $10.9 million toward the joint venture and participate in the economics of Block C on the same terms and conditions as us. The projects are located in a federally designated Opportunity Zone, which provides tax benefits to investors under the Tax Cuts and Jobs Act of 2017. On May 7,
2026, we sold The Archer, a land parcel held for development that was owned by Block C, to an unrelated party for
$3.0 million.
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
Also in conjunction with the RealSource Merger, we recognized a $1.9 million payable to RealSource Advisory
Holdings for assignment agreements. At September 30, 2026, the remaining balance was $0.6 million and is included in related party payables on the condensed consolidated balance sheets.

11.Variable Interest Entities
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
As of both September 30, 2026 and December 31, 2025, we had 17 consolidated properties not wholly owned by us that are held in VIEs. As with our wholly owned properties, the debt is collateralized by the real estate for each respective property and assets can only be used to settle obligations of each respective VIE. Creditors of consolidated VIEs do not have recourse to our general credit.
In cases where we become the primary beneficiary of a VIE, we recognize a gain or loss for the difference between the sum of (1) the fair value of any consideration paid, the fair value of the noncontrolling interest, and the reported amount of our equity method investment and (2) the net fair value of identifiable assets and liabilities of the VIE.
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	September 30, 2026	December 31, 2025
Assets:
Real estate assets, net	$882,097	$889,047
Cash and cash equivalents	10,148	8,094
Restricted cash	12,709	12,314
Other assets	2,845	2,646
Total assets	$907,799	$912,101

Liabilities:
Mortgage notes and revolving credit facility, net	$626,388	$624,766
Accounts payable, accrued expenses and other liabilities	18,689	17,412
Total liabilities	$645,077	$642,178
12.Noncontrolling Interests
Noncontrolling Interests - Limited Partners
Common Limited CROP Units and LTIP Units are CROP units not owned by us and collectively referred to as
“Noncontrolling Interests – Limited Partners.”
Common Limited CROP Units - During the nine months ended September 30, 2026 and 2025, we paid aggregate distributions to noncontrolling CROP Unit holders of $27.6 million and $17.5 million, respectively.
LTIP Units - As of September 30, 2026, there were 466,747 unvested time-based LTIP awards and 778,342 unvested performance-based LTIP awards outstanding. LTIP Unit award share-based compensation, included within share-based compensation in the condensed consolidated statements of stockholders' equity, was $1.7 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectively. Total unrecognized compensation expense for LTIP Units as of
September 30, 2026 is $4.0 million and is expected to be recognized on a straight-line basis through December 2029.

Noncontrolling Interests - Partially Owned Entities
As of September 30, 2026, noncontrolling interests in consolidated entities not wholly owned by us ranged from 1% to
100%, with the average being 16%.
13.Commitments and Contingencies
Litigation
We are subject to a variety of legal actions in the ordinary course of our business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, as of September 30, 2026, we believe the final outcome of such legal proceedings and claims will not have a material adverse effect on our liquidity, financial position or results of operations.
Guaranty and Management of Villas at Millcreek
In connection with a $66.0 million non-recourse mortgage loan to Villas at Millcreek, LLC ("Villas"), which owns
“The Richmond”, a recently completed multifamily community, CROP agreed to serve as a non-member manager of Villas and guarantor of the loan, as required by the lender. CROP holds no ownership interest in Villas, which is a related party because it is majority-owned by an entity managed by certain of our officers and directors. The manager role is subordinate to member approval rights over major decisions, and the guaranty is a customary non-recourse carve-out ("bad-boy") guaranty triggered only by specified acts. CROP does not consolidate Villas. CROP receives market-rate fees for both roles. During the nine months ended September 30, 2026, CROP received approximately $20,000 in fees related to this role. As of September 30,
2026, we do not believe an obligation under the guaranty is probable, and no liability has been recorded.
Guaranty of Cottonwood Apartments
In connection with a new $22.0 million mortgage loan secured by Cottonwood Apartments, CROP provided a customary guaranty of non-recourse carve-outs to the administrative agent for the lenders. The guaranty imposes liability for certain "bad-boy" acts and, upon specified triggering events (including certain bankruptcy filings or unpermitted transfers), full recourse for the loan balance. We are subject to minimum net worth and liquidity covenants. As of September 30, 2026, we do not believe an obligation under the guaranty is probable and no liability has been recorded.
14.Earnings per Share
The following table sets forth the computation of our net losses per common share - basic and diluted ($ in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(28,761)	$(14,658)	$(60,523)	$8,822
Net loss (income) attributable to noncontrolling interests - limited partners	17,638	7,301	36,117	(5,014)
Net loss attributable to noncontrolling interests - partially owned entities	782	440	2,635	1,184
Preferred distributions	(2,631)	(1,979)	(7,589)	(4,996)
Numerator for net losses per common share - basic and diluted	$(12,972)	$(8,896)	$(29,360)	$(4)

Denominator for net earnings per common share - basic and diluted	31,683,315	30,072,749	31,076,766	30,873,016
Net losses per common share - basic and diluted	$(0.41)	$(0.30)	$(0.94)	$—
For the three and nine months ended September 30, 2026 and 2025, convertible preferred shares, CROP units and long-term compensation shares/units are excluded from the calculation of diluted earnings per share as the inclusion of such potential common shares in the calculation would be anti-dilutive.
15.Segment Financial Information
As of September 30, 2026, we owned and operated 39 multifamily apartment communities, which account for the vast majority of our earnings and operating cash flows. Our chief operating decision maker (“CODM”), composed of our Chief

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
Our CODM utilizes reportable net operating income (“Reportable NOI”) to assess performance and determine the allocation of resources. Reportable NOI includes 100% of rental and other property revenues, as well as property operating expenses, for our consolidated and unconsolidated communities. Of our multifamily portfolio, 33 are consolidated and six are unconsolidated for financial reporting purposes. We believe the operations and economics of our unconsolidated communities, of which we own a weighted-average interest of 69.1%, are generally consistent with those of our consolidated communities, and our CODM evaluates their operating results on a comparable basis regardless of accounting treatment. We believe
Reportable NOI is a useful supplemental measure of operating performance as it reflects the core results of property operations, excluding corporate-level expenses, depreciation and amortization, and other items not directly related to ongoing property performance. Our CODM does not regularly review total assets by reportable segment, as this measure is not used in evaluating performance or making resource allocation decisions.
During the three months ended June 30, 2026, we changed from one reportable segment to two reportable segments.
The change reflects modifications to our internal reporting packages and financial information regularly reviewed by the
CODM to evaluate performance and allocate resources primarily due to the RealSource Merger and transactional activity. Prior-
period segment information has been recast to conform to the current presentation. The change did not affect our consolidated financial position, results of operations, or cash flows.

The following table presents property revenues, property operating expenses, and Reportable NOI for each reportable segment for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reportable segment rental and other property revenues
Same Store	$37,916	$38,250	$114,117	$114,712
Non-Same Store and Other	17,043	1,159	44,797	11,204
Total reportable rental and other property revenues	$54,959	$39,409	$158,914	$125,916

Reportable segment property operations expense
Real estate taxes	$5,197	$5,087	$15,506	$15,121
Payroll and benefits	3,070	2,855	8,677	8,364
Utilities	2,926	2,600	8,429	7,540
Repairs and maintenance	2,106	2,002	5,719	5,447
Insurance	1,142	1,512	3,912	4,901
Other property expenses (1)	1,182	867	3,295	3,211
Total Same Store expenses	15,623	14,923	45,538	44,584
Non-Same Store and Other
Total Non-Same Store expenses	7,701	60	20,496	2,527
Total reportable property operations expense	23,324	14,983	66,034	47,111

Reportable NOI
Same Store	22,293	23,327	68,579	70,128
Non-Same Store and Other	9,342	1,099	24,301	8,677
Total Reportable NOI	$31,635	$24,426	$92,880	$78,805

(1) Other property expenses include general and administrative, marketing and advertising, and other non-recurring expenses.

The following table reconciles Reportable NOI to net loss attributable to common stockholders in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Reportable NOI	$31,635	$24,426	$92,880	$78,805
Rental and other property revenues of unconsolidated properties (1)	(9,152)	(6,922)	(26,073)	(20,936)
Property operations expense of unconsolidated properties (1)	3,531	2,752	9,594	7,755
Equity in (losses) earnings of unconsolidated real estate entities⁽²⁾	(5,573)	1,530	(9,210)	4,415
Property management revenues	2,433	1,487	5,756	4,938
Other revenues	2,617	2,248	7,485	5,954
Property management expense	(4,272)	(4,227)	(12,988)	(13,594)
Asset management fee	(3,430)	(3,014)	(9,865)	(9,137)
Depreciation and amortization	(21,098)	(13,096)	(69,595)	(42,282)
General and administrative expenses	(2,914)	(1,836)	(8,055)	(7,325)
Impairment loss	—	—	—	(957)
Interest income	560	638	935	1,453
Interest expense	(22,264)	(16,742)	(61,010)	(55,101)
Loss on debt extinguishment	—	—	(198)	(1,732)
Gain on sale of real estate assets	12	—	20,501	64,766
Gain on legal settlement	—	—	—	400
Other income (expense)	447	(3,005)	197	(10,123)
Income tax (provision) benefit	(1,293)	1,103	(877)	1,523
Net loss (income) attributable to noncontrolling interests - limited partners	17,638	7,301	36,117	(5,014)
Net loss attributable to noncontrolling interests - partially owned entities	782	440	2,635	1,184
Preferred stock dividends	(2,631)	(1,979)	(7,589)	(4,996)
Net loss attributable to common stockholders	$(12,972)	$(8,896)	$(29,360)	$(4)

(1) Rental and other property revenues and property operations expense for unconsolidated properties are included in Reportable NOI. They are removed here as this activity is included in equity in (losses) earnings of unconsolidated real estate entities on our condensed consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reportable segment rental and other property revenues	$54,959	$39,409	$158,914	$125,916
Rental and other property revenues of unconsolidated properties	(9,152)	(6,922)	(26,073)	(20,936)
Rental and other property revenues	$45,807	$32,487	$132,841	$104,980

Reportable segment property operations expense	$23,324	$14,983	$66,034	$47,111
Property operations expense of unconsolidated properties	(3,531)	(2,752)	(9,594)	(7,755)
Property operations expense	$19,793	$12,231	$56,440	$39,356
16.Subsequent Events
We evaluate subsequent events up until the date the condensed consolidated financial statements are issued and have determined there are none to be reported or disclosed in the condensed consolidated financial statements other than those mentioned below.
Financing Activity
On October 16, 2026, we, through CROP, entered into a loan agreement with JPMorgan Chase Bank, N.A. (the
“Lender”). The agreement provides for a term loan of up to $75.0 million, of which $38.0 million was funded at closing, and a revolving facility of up to $100.0 million (together, the “NAV Facility”). Subject to the Lender’s approval, we may increase the term loan commitment to $150.0 million. The NAV Facility matures on October 16, 2029, and we may request up to two 12-
month extensions, subject to the Lender’s approval and other conditions, including the payment of extension fees. Term SOFR borrowings bear interest at Term SOFR plus 3.35%. The NAV Facility is secured by pledges of equity interests in certain of our indirect subsidiaries that hold our real estate and real estate-related investments, is guaranteed by certain of our subsidiaries, and is subject to customary covenants, including financial covenants and a minimum NAV requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References herein to “Company,” “we,” “us,” and “our” refer to Cottonwood Communities, Inc. together with its subsidiaries. The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes.
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
•There is no public trading market for shares of our common stock and the repurchase of shares by us will likely be the only way to dispose of your shares. Our share repurchase program provides stockholders with the opportunity to request that we repurchase their shares on a monthly basis, but we are not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in our discretion. In addition, repurchases are subject to available liquidity and other significant restrictions. Further, our board of directors may modify or suspend our share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our stockholders, such as when a repurchase request would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company that would outweigh the benefit of the repurchase.
•The offering price and repurchase price for shares of our common stock are generally based on our prior month’s net asset value (“NAV”) plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees, and are not based on any public trading market. In addition to being up to a month old when share purchases and repurchases take place, our NAV does not currently represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Furthermore, our board of directors may amend our NAV procedures from time to time. Although our properties are independently appraised , the appraisal of properties is inherently subjective and our NAV may not accurately reflect the actual price at which our properties could be liquidated on any given day.
•Investing in multifamily real estate assets involves certain risks, including, but not limited to: changes in values caused by global, national, regional or local economic performance, the performance of the real estate sector, unemployment and stock market volatility, demographic or capital market conditions; increases in interest rates and lack of availability of financing; vacancies, fluctuations in the average occupancy and rental rates for our residential properties; residents experiencing financial hardships (resulting in an inability to pay rent); and changes in laws and regulations, including rent control or stabilization, tenant protection and property tax measures. Disruptions in the financial markets and economic uncertainty, including as a result of geopolitical conflicts, such as the ongoing conflict involving Iran and related disruptions to global energy markets, and uncertainties regarding actual and potential shifts in U.S. and foreign policies on trade and other fiscal, monetary and regulatory policies, including with respect to treaties and tariffs, could adversely affect our operations.
•We have paid distributions from offering proceeds and may continue to fund distributions with offering proceeds. We have not established a limit on the amount of proceeds from our offering that we may use to fund distributions. To the extent we fund distributions from sources other than our cash flow from operations, we will have fewer funds available for investment in multifamily apartment communities and multifamily real estate-related assets and the overall return to our stockholders may be reduced. Distributions may also be paid from other sources such as borrowings, advances or the deferral of fees and expense reimbursements. These distributions may constitute a return of capital.
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
•If we fail to continue to qualify as a real estate investment trust (“REIT”), it would adversely affect our operations and our ability to make distributions to our stockholders because we would be subject to United States federal income tax at regular corporate rates with no ability to deduct distributions made to our stockholders.
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
We are a non-listed perpetual-life, NAV REIT. We qualified as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2019. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent we annually distribute all of our net taxable income to stockholders and maintain our qualification as a
REIT.
As of September 30, 2026, we have raised $412.1 million from the sale of common stock in our public offerings and
$463.7 million from the sale of our preferred stock in periodic private offerings to accredited investors (the “Private
Offerings”). We have contributed our net proceeds from our offerings to CROP in exchange for a corresponding number of mirrored partnership units in CROP (“CROP Units”). In addition, the DST Program has raised $42.0 million from the sale of beneficial interests in Delaware statutory trusts.
As of our September 30, 2026 NAV, we had a portfolio of $2.8 billion in total assets, with 80.1% of our equity value in operating properties, 2.9% in development or lease up, 14.1% in real estate-related structured investments and 2.9% in land held for development. Refer to the sections entitled “Our Investments” and “Net Asset Value” below for further description of our portfolio and NAV.
Proposed Merger with Mandel
On September 2, 2026, we, CROP and wholly owned subsidiaries of CROP entered into a series of merger agreements
(each, a “Merger Agreement,” and each merger contemplated thereby, a “Merger”) with entities controlled and managed, directly or indirectly, by Barry R. Mandel (“Mandel”) and his affiliates (each, an “Owner Entity”). The Mergers are designed to result in our indirect ownership of all of the interests in a portfolio of multifamily apartment communities currently owned by the Owner Entities (the “Mandel Portfolio”). Concurrently, CROP entered into a membership interest purchase agreement with an entity affiliated with Mandel to acquire Mandel Property Services, LLC ("MPSI"), the property management company for the portfolio. On July 30, 2026, we acquired Park Lafayette Towers from an entity controlled by Mandel in a separate transaction.
The Mandel Portfolio comprises multifamily projects located primarily in the greater Milwaukee, Wisconsin metropolitan area, controlled and managed, directly and indirectly, by Mandel. The Mandel Portfolio comprises 2,259 units with an average age of 2013, average rent of $1,926, and average occupancy of 96.4%. MPSI is the property management platform for the Mandel portfolio and provides management services for the Mandel Portfolio and certain third-party-owned properties. If the closing conditions are met or waived, we will have a gross asset value of $3.3 billion in assets (determined in accordance with the valuation guidelines adopted by our board of directors), including 13,400 apartments in 16 states and 21 markets. In addition, we will also acquire third-party property management contracts on 11 additional properties totaling 2,346 units.
At the effective time of each Merger, each member's membership interests in the applicable Owner Entity will be converted into the right to receive CROP Units, cash, or a combination thereof, as elected by each member, with the cash portion generally limited to 50% (the “Merger Consideration”). The aggregate Merger Consideration for each Owner Entity equals the base purchase price specified in the applicable Merger Agreement plus the Owner Entity’s net closing date assets, as adjusted for customary closing prorations and reduced by mortgage debt repaid or assumed at closing. A portion of the Merger
Consideration will be held back for one year to secure post-closing adjustments for final net closing date assets and indemnification claims. The aggregate purchase price for the portfolio of communities and MPSI is $519.9 million.
Each Merger is subject to a number of closing conditions, including approval by the members of the applicable Owner
Entity, lender approvals where applicable, the closing of Mergers representing a minimum threshold of the portfolio and the closing of the MPSI acquisition.  No assurances can be provided that we will successfully complete each Merger.

Highlights
The following highlights are for the three and nine months ended September 30, 2026, with comparisons to the same respective periods when noted. Transaction and financing activity is presented for the nine months ended September 30, 2026.
Reportable NOI, Adjusted Same Store Reportable NOI, FFO, and Core FFO are non-U.S. generally accepted accounting principles (“GAAP”) financial measures; see the respective sections below for definitions and reconciliations to the most directly comparable GAAP measures. Refer to the detailed explanations for changes in operating results in the respective sections below.
Operating Results - Three Months Ended September 30, 2026
•Net loss attributable to common stockholders was $0.41 per diluted share compared to net loss attributable to common stockholders of $0.30 per diluted share in the prior-year period primarily due to increased depreciation and amortization expense from properties acquired in the merger with RealSource Properties, Inc. and RealSource
Properties OP, LP (the “RealSource Merger”). The in-place lease intangibles acquired in the RealSource Merger are now fully amortized.
•Reportable net operating income (“Reportable NOI”) was $31.6 million compared to $24.4 million in the prior-
year period. See Reportable Net Operating Income for more details.
•Adjusted same store reportable net operating income (“Adjusted Same Store Reportable NOI”) was $19.4 million compared to $20.0 million in the prior-year period.
•Funds from operations attributable to common stockholders and unit holders (“FFO”) was $(0.01) per diluted share/unit compared to $0.01 in the prior-year period. See Funds from Operations for more details.
•Core FFO was $0.02 per diluted share/unit compared to $0.04 in the prior-year period. See Funds from Operations for more details.
Operating Results - Nine Months Ended September 30, 2026
•Net loss attributable to common stockholders was $0.94 per diluted share compared to net income attributable to common stockholders of $0.00 per diluted share in the prior-year period primarily due to fewer gains on sales of real estate ($20.5 million in 2026 compared to $64.8 million in 2025) and increased depreciation and amortization expense from properties acquired in the RealSource Merger ($69.6 million in 2026 compared to $42.3 million in
2025).
•Reportable NOI was $92.9 million compared to $78.8 million in the prior-year period. See Reportable Net
Operating Income for more details.
•Adjusted Same Store Reportable NOI was $59.3 million compared to $60.6 million in the prior-year period.
•FFO was $0.00 per diluted share/unit compared to $(0.13) in the prior-year period. See Funds from Operations for more details.
•Core FFO was $0.12 per diluted share/unit compared to $0.15 in the prior-year period. See Funds from Operations for more details.
Net Asset Value
•Net asset value was $11.3303 per share/unit at September 30, 2026, compared to $11.3127 at June 30, 2026 and
$11.3574 at December 31, 2025.
Transaction Activity - Nine Months Ended September 30, 2026
•Completed the sale of a 99.9% interest in Cottonwood Apartments for gross proceeds of $57.7 million. Net proceeds of $20.8 million were used in a Section 1031 exchange for the purchase of Park Lafayette Towers. We recognized a gain of $15.8 million on the sale.
•Acquired Orchards at Cherry Creek, a 240-unit apartment community in Centennial, CO, for $62.4 million, of which $43.6 million was paid with the issuance of CROP Units.
•Acquired 5 Row Apartments, a 128-unit apartment community in Charlottesville, VA, for $40.9 million, of which
$11.4 million was paid with the issuance of CROP Units.
•Acquired Park Lafayette Towers, a 271-unit multifamily community in Milwaukee, WI for $94.1 million.

•Sold a 49.8% tenant-in-common interest in Melrose Phase II for gross proceeds of $20.9 million ($4.6 million net of assumed mortgage debt and closing costs), with net proceeds used in a Section 1031 exchange for Park
Lafayette Towers.
•Sold two land parcels for gross proceeds of approximately $10.0 million.
Financing and Capital Raise Activity - Nine Months Ended September 30, 2026
•Raised $6.4 million from the issuance of 2025 7.25% Notes.
•Raised $23.6 million of net proceeds from the sale of Series 2025 Preferred Stock.
•Raised $44.3 million of net proceeds from the sale of Series A Convertible Preferred Stock.
•Raised $18.4 million of net proceeds from the sale of our common stock issued under our registered public offering.
•Repurchased $40.4 million of common stock and CROP Units.

Our Investments
Information regarding our investments as of September 30, 2026 is as follows:
Operating Properties ($ in thousands, except net effective rent)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Purchase Price		Mortgage Debt Outstanding (1)	Net Effective Rent	Physical Occupancy Rate	Percentage Owned by CROP
5 Row Apartments	Charlottesville, VA	128	1,048	June 2026	$40,850		$27,100	$2,022	76.98%	100.00%
805 Riverfront (2)(3)	West Sacramento, CA	285	746	Sept 2023	104,646	(4)	42,556	2,175	92.98%	43.11%
Alpha Mill	Charlotte, NC	267	830	May 2021	69,500		22,700	1,550	96.25%	100.00%
Alkire Glen	Columbus, OH	252	822	December 2025	41,100		19,506	1,249	92.80%	93.47%
Antero	Colorado Springs, CO	528	828	December 2025	76,300		40,445	1,233	81.46%	94.70%
Autumn Ridge	Raleigh, NC	398	803	December 2025	61,550		36,127	1,139	92.99%	95.36%
Cason Estates	Murfreesboro, TN	262	1,078	May 2021	51,400		37,462	1,500	92.75%	100.00%
Cottonwood Bayview	St. Petersburg, FL	309	805	May 2021	95,900		71,417	2,510	97.73%	71.00%
Cottonwood Clermont	Clermont, FL	230	1,111	Sept 2022	85,000		33,637	2,010	92.17%	100.00%
Cottonwood Highland (2)(5)	Salt Lake City, UT	250	745	May 2021	65,210	(4)	46,862	1,707	94.80%	41.98%
Cottonwood Lighthouse Point	Pompano Beach, FL	243	996	June 2022	95,500		47,964	2,217	94.24%	100.00%
Cottonwood Reserve	Charlotte, NC	352	1,021	May 2021	77,500		48,049	1,431	93.47%	91.14%
Cottonwood Ridgeview	Plano, TX	322	1,156	May 2021	72,930		65,300	1,744	93.79%	100.00%
Cottonwood Westside	Atlanta, GA	197	860	May 2021	47,900		26,986	1,551	94.42%	100.00%
Enclave on Golden Triangle	Keller, TX	273	1,048	May 2021	51,600		48,400	1,658	91.58%	98.93%
Fox Point	Salt Lake City, UT	398	841	May 2021	79,400		43,781	1,381	92.46%	52.75%
Heights at Meridian	Durham, NC	339	997	May 2021	79,900		53,401	1,556	95.87%	100.00%
Lake St. James	Conyers, GA	484	1,005	December 2025	58,850		48,724	1,366	85.30%	100.00%
Melrose (2)	Nashville, TN	220	951	May 2021	67,400		56,600	1,697	96.82%	100.00%
Melrose Phase II (2)	Nashville, TN	139	675	May 2021	40,350		32,400	1,522	93.53%	50.20%
Morgan Ridge	Winston-Salem, NC	432	956	December 2025	67,800		33,276	1,195	92.34%	96.05%
Orchards at Cherry Creek	Centennial, CO	240	828	June 2026	62,400		25,000	1,594	90.00%	100.00%
Park at Midtown	Greensboro, NC	216	905	December 2025	31,900		15,979	1,223	89.30%	93.04%
Park at Oakridge	Greensboro, NC	232	1,035	December 2025	34,250		18,367	1,241	91.74%	93.04%
Park Avenue	Salt Lake City, UT	234	714	May 2021	67,525	(4)	43,453	1,834	89.74%	100.00%
Park Lafayette Towers	Milwaukee, WI	271	1,170	July 2026	94,109		60,270	2,472	96.00%	100.00%
Pavilions	Albuquerque, NM	240	1,162	May 2021	61,100		58,500	1,942	95.00%	96.35%
Raveneaux	Houston, TX	382	1,065	May 2021	57,500		47,400	1,444	91.88%	96.97%
Regatta	Houston, TX	490	862	May 2021	48,100		34,772	1,111	91.62%	100.00%
Retreat at Peachtree City	Peachtree City, GA	312	980	May 2021	72,500		58,412	1,787	95.19%	100.00%
Scott Mountain	Portland, OR	262	827	May 2021	70,700		47,678	1,812	85.11%	95.80%
Steepleway Downs	Houston, TX	224	684	December 2025	14,904		12,829	981	90.09%	100.00%
Stonebriar of Frisco	Frisco, TX	306	963	May 2021	59,200		53,600	1,465	89.54%	84.19%
Summer Park	Buford, GA	358	1,064	May 2021	75,500		52,398	1,488	93.58%	98.68%
The Marq Highland Park (2)	Tampa, FL	239	999	May 2021	65,700		46,802	2,085	95.40%	74.10%
The Retreat at Stillmeadow	Cincinnati, OH	214	1,002	December 2025	30,500		18,937	1,316	89.72%	85.00%
The Mill at Georgetown	Georgetown, KY	228	992	December 2025	51,250		32,658	1,553	92.54%	96.02%
Timber Hollow	Fairfield, OH	368	782	December 2025	59,730		37,257	1,340	92.66%	84.96%
Toscana at Valley Ridge	Lewisville, TX	288	738	May 2021	47,700		32,571	1,221	96.88%	58.60%
Total / Weighted-Average		11,412	926		$2,435,154		$1,579,576	$1,558	91.96%	89.82%

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
(5) CROP’s percentage ownership is not proportionate to the total amount CROP invested in the project due to a disproportionate ownership percentage assigned to CROP and related parties as fees and commissions were waived for the sponsor and its affiliates. On December 31, 2025, CROP’s ownership percentage increased from 36.93% to 41.98%.

Development/Lease-Up Properties ($ in thousands)

Property Name	Market	Number of Units	Average Unit Size (Sq Ft)	Purchase Date	Total Project Investment	Debt Outstanding (1)	Physical Occupancy Rate (2)	Percentage Owned by CROP
The Westerly	Millcreek, UT	198	808	May 2021	$50,413	$32,018	20.20%	82.45%
Cottonwood on 6th (3)	Salt Lake City, UT	166	719	January 2026	—	—	—%	—%

(1) Debt outstanding is shown as if CROP owned 100% of the development property.
(2) On July 15, 2026, construction on The Westerly was completed. Cottonwood on 6th is estimated to be completed in 2028.
(3) Cottonwood on 6th is a development project in which we are the manager of the owning entity and have rights to a promoted interest.
Structured Investments ($ in thousands)

Property Name	Market	Investment Type	Fixed Interest Rate	Date of Initial Investment	Maturity Date (1)	Number of Units	Funding Commitment	Amount Funded to Date
417 Callowhill	Philadelphia, PA	Preferred Equity	n/a	November 2022	n/a	220	$33,413	$33,413
2215 Hollywood (2)	Hollywood, FL	Mezzanine Loan	14.5%	April 2023	April 14, 2027	180	10,045	10,123
Monrovia Station	Monrovia, CA	Mezzanine Loan	16.5%	July 2023	July 18, 2027	296	20,150	20,150
Infield	Kissimmee, FL	Preferred Equity	n/a	November 2023	n/a	384	14,650	14,650
Prospect on Central	Denver, CO	Mezzanine Loan	15.0%	April 2025	May 8, 2027	65	5,100	5,100
The Bowline	Santa Rosa Beach, FL	Mezzanine Loan	14.8%	May 2025	May 20, 2029	162	8,418	8,418
Regenerant Venture (3)	Various	Joint Venture	n/a	August 2025	n/a	238	$—	12,319
Total						1,545	$91,776	$104,173

(1) Our mezzanine loans have the following extension options: Monrovia- two 12-month options, Prospect- two 12-month options and Bowline- two 12-month options.
(2) During the nine months ended September 30, 2026, this loan was extended and incurred an extension fee of $0.1 million, which was added to the carrying value of the note.
(3) During the nine months ended September 30, 2026, we have received distributions of $1.1 million.
Land Held for Development ($ in thousands)

Property Name	Market	Acreage	Purchase Date	Total Investment Amount	Percentage Owned by CROP
Block C Joint Venture (1)	Salt Lake City, UT	1.69 acres	May 2021	$9,014	82.45%
3300 Cottonwood	Salt Lake City, UT	1.76 acres	October 2021	8,090	100.0%
Galleria (2)	Salt Lake City, UT	19.17 acres	September 2022	35,992	100.0%
Westgate (3)	Colorado Springs, CO	27.5 acres	December 2025	9,125	100.0%
Total				$62,221

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
(3) Westgate is currently under contract to be sold and is expected to close during the three months ended December 31, 2026.

Results of Operations
Our results of operations for the three and nine months ended September 30, 2026 and 2025 are as follows ($ in thousands, except share and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues
Rental and other property revenues	$45,807	$32,487	$13,320	$132,841	$104,980	$27,861
Property management revenues	2,433	1,487	946	5,756	4,938	818
Other revenues	2,617	2,248	369	7,485	5,954	1,531
Total revenues	50,857	36,222	14,635	146,082	115,872	30,210
Operating expenses
Property operations expense	19,793	12,231	7,562	56,440	39,356	17,084
Property management expense	4,272	4,227	45	12,988	13,594	(606)
Asset management fee	3,430	3,014	416	9,865	9,137	728
Depreciation and amortization	21,098	13,096	8,002	69,595	42,282	27,313
General and administrative expenses	2,914	1,836	1,078	8,055	7,325	730
Impairment loss	—	—	—	—	957	(957)
Total operating expenses	51,507	34,404	17,103	156,943	112,651	44,292
(Loss) income from operations	(650)	1,818	(2,468)	(10,861)	3,221	(14,082)
Equity in (losses) earnings of unconsolidated real estate entities	(5,573)	1,530	(7,103)	(9,210)	4,415	(13,625)
Interest income	560	638	(78)	935	1,453	(518)
Interest expense	(22,264)	(16,742)	(5,522)	(61,010)	(55,101)	(5,909)
Loss on debt extinguishment	—	—	—	(198)	(1,732)	1,534
Gain on sale of real estate assets	12	—	12	20,501	64,766	(44,265)
Gain on legal settlement	—	—	—	—	400	(400)
Other income (expense)	447	(3,005)	3,452	197	(10,123)	10,320
(Loss) income before income taxes	(27,468)	(15,761)	(11,707)	(59,646)	7,299	(66,945)
Income tax (provision) benefit	(1,293)	1,103	(2,396)	(877)	1,523	(2,400)
Net (loss) income	(28,761)	(14,658)	(14,103)	(60,523)	8,822	(69,345)
Net loss (income) attributable to noncontrolling interests:
Limited partners	17,638	7,301	10,337	36,117	(5,014)	41,131
Partially owned entities	782	440	342	2,635	1,184	1,451
Net (loss) income attributable to controlling interests	(10,341)	(6,917)	(3,424)	(21,771)	4,992	(26,763)
Less: preferred stock dividends	2,631	1,979	652	7,589	4,996	2,593
Net loss attributable to common stockholders	$(12,972)	$(8,896)	$(4,076)	$(29,360)	$(4)	$(29,356)
Comparison of the Three Months Ended September 30, 2026 and 2025
Rental and Other Property Revenues
Rental and other property revenues increased by $13.3 million, driven by $12.0 million from multifamily apartment communities acquired in the RealSource Merger and $3.4 million from properties acquired in 2026 (Orchards at Cherry Creek,
5 Row Apartments, and Park Lafayette Towers). This increase was offset by a $1.9 million decline attributable to property dispositions (Parc Westborough and Sugarmont in 2025, Cottonwood Apartments in 2026, and the deconsolidation of Melrose
Phase II), as well as a small decrease across our remaining portfolio.
Property Operations Expense
Property operations expense increased by $7.6 million, primarily driven by $6.2 million from multifamily apartment communities acquired in the RealSource Merger, $1.6 million from properties acquired in 2026 and increased utility and real estate tax expenses across the portfolio. This increase was partially offset by a $0.9 million decline attributable to the property dispositions and deconsolidation discussed above, as well as decreased insurance costs.

Depreciation and Amortization
Depreciation and amortization increased $8.0 million, primarily driven by $4.3 million from multifamily apartment communities acquired in the RealSource Merger (which included amortization of acquired in-place lease intangibles), $3.2 million from properties acquired in 2026, and depreciation on capital improvements placed in service at our remaining properties. This increase was partially offset by a $0.7 million decline attributable to the property dispositions and deconsolidation discussed above.
Equity in (losses) earnings of unconsolidated real estate entities
Equity in (losses) earnings of unconsolidated real estate entities decreased by $7.1 million to a loss of $5.6 million, primarily driven by a $6.4 million decrease in earnings from preferred equity investments accounted for under the hypothetical liquidation at book value ("HLBV") method, which allocates earnings based on book equity and contractual liquidation waterfalls, and a $0.6 million loss from our retained interest in Melrose Phase II, primarily due to amortization. As development properties that are funded in part by preferred equity enter lease-up, book equity generally declines as interest capitalization ceases and depreciation and amortization begin, potentially resulting in losses recognized under the HLBV method.
Interest Expense
Interest expense increased $5.5 million primarily driven by $3.8 million from mortgages acquired in the RealSource
Merger, $1.5 million from properties acquired in 2026 and $1.3 million of additional interest from preferred stock and unsecured notes. This increase was partially offset by a $1.0 million decline attributable to the property dispositions and deconsolidation discussed above and $1.1 million with the payoff of preferred stock and unsecured notes.
Other Income (Expense)
Other income (expense) changed from an expense of $3.0 million during the three months ended September 30, 2025 to income of $0.5 million during the three months ended September 30, 2026, primarily driven by $2.0 million of costs associated with the RealSource Merger.
Comparison of the Nine Months Ended September 30, 2026 and 2025
Rental and Other Property Revenues
Rental and other property revenues increased by $27.9 million, primarily driven by $36.1 million from multifamily apartment communities acquired in the RealSource Merger and $3.6 million from properties acquired in 2026. This increase was partially offset by a $11.6 million decline attributable to the property dispositions and deconsolidation discussed above.
Other Revenues
Other revenues increased by $1.5 million primarily driven by interest earned from additional investments in real estate-
related loans.
Property operations expense
Property operations expense increased by $17.1 million, primarily driven by $16.4 million from multifamily apartment communities acquired in the RealSource Merger, $2.6 million from increased insurance, utility, and property tax costs across the portfolio and $1.5 million from properties acquired in 2026. This increase was partially offset by a $3.8 million decline attributable to the property dispositions and deconsolidation discussed above.
Depreciation and Amortization
Depreciation and amortization increased $27.3 million, primarily driven by $26.5 million from multifamily apartment communities acquired in the RealSource Merger (which includes amortization of acquired in-place lease intangibles), $3.4 million from properties acquired in 2026, and depreciation on capital improvements placed in service at our remaining properties. This increase was partially offset by a $4.5 million decline attributable to the property dispositions and deconsolidation discussed above.

Equity in (losses) earnings of unconsolidated real estate entities
Equity in (losses) earnings of unconsolidated real estate entities decreased by $13.6 million to a loss of $9.2 million, primarily driven by a $10.1 million decrease in earnings from preferred equity investments accounted for under the HLBV method, a $3.6 million decrease from the addition of Autumn Ridge and Melrose Phase II as unconsolidated real estate entities
(which included our share of amortization of lease intangibles).
Interest Expense
Interest expense increased by $5.9 million primarily driven by $11.3 million from mortgages acquired in the
RealSource Merger, $1.6 million from properties acquired in 2026, and $4.7 million of additional interest from preferred stock and unsecured notes. This increase was offset by a $6.0 million decline attributable to the property dispositions and deconsolidation discussed above and $4.4 million with the payoff of preferred stock and unsecured notes.
Gain on Sale of Real Estate Assets
Gain on sale of real estate assets decreased by $44.3 million. During the nine months ended September 30, 2026, we recognized a $15.8 million gain from the sale of Cottonwood Apartments and a $4.8 million gain from the sale of a 49.8%
tenant-in-common interest in Melrose Phase II, compared to $64.8 million of gains from the sales of Cottonwood Broadway,
Parc Westborough, and Sugarmont during the nine months ended September 30, 2025.
Other Income (Expense)
Other income (expense) changed from an expense of $10.1 million during the nine months ended September 30, 2025 to income of $0.2 million during the nine months ended September 30, 2026, primarily due to $6.1 million of selling commissions expensed in connection with the exchange of Series 2019 Preferred Stock for Series 2025 Preferred Stock and
$2.0 million of costs associated with the RealSource Merger incurred during 2025.
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
Reportable NOI represents 100% of each of our consolidated and unconsolidated properties’ reportable rental and other property revenues and reportable property operations expense. As of September 30, 2026, our same store portfolio consisted of 20 consolidated properties and five unconsolidated properties. Our non-same store and other portfolio consisted of
13 consolidated properties, four sold properties, and one unconsolidated property. Refer to Note 15 of the condensed consolidated financial statements for details of Reportable NOI, including significant expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reportable NOI
Same Store	$22,293	$23,327	$68,579	$70,128
Non-Same Store and Other	9,342	1,099	24,301	8,677
Total Reportable NOI	$31,635	$24,426	$92,880	$78,805
Reportable NOI for Same Store decreased by $1.0 million, or (4.4)%, for the three months ended September 30, 2026 and decreased by $1.5 million, or (2.2)%, for the nine months ended September 30, 2026 when compared to the prior-year periods. Weighted-average monthly rent for the same store portfolio was $1,663 and $1,683, and weighted-average occupancy was 93.4% and 93.2%, at September 30, 2026 and 2025, respectively.

Reportable NOI for Non-Same Store and Other increased by $8.2 million and $15.6 million for the three and nine months ended September 30, 2026, respectively, when compared to the prior-year periods, primarily driven by contributions from the properties acquired in the RealSource Merger and properties acquired in 2026. These increases were partially offset by lost NOI from the sales of Parc Westborough and Sugarmont in 2025 (and, for the nine-month period, Cottonwood Broadway), as well as the sale of Cottonwood Apartments and the deconsolidation of Melrose Phase II in the second quarter of 2026.
The following table reconciles the net loss attributable to common stockholders in the condensed consolidated statements of operations to total Reportable NOI for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(12,972)	$(8,896)	$(29,360)	$(4)
Depreciation and amortization	21,098	13,096	69,595	42,282
General and administrative expenses	2,914	1,836	8,055	7,325
Impairment loss	—	—	—	957
Property management revenues	(2,433)	(1,487)	(5,756)	(4,938)
Property management expense	4,272	4,227	12,988	13,594
Asset management fee	3,430	3,014	9,865	9,137
Other revenues	(2,617)	(2,248)	(7,485)	(5,954)
Equity in losses (earnings) of unconsolidated real estate entities	5,573	(1,530)	9,210	(4,415)
Interest income	(560)	(638)	(935)	(1,453)
Interest expense	22,264	16,742	61,010	55,101
Loss on debt extinguishment	—	—	198	1,732
Gain on sale of real estate assets	(12)	—	(20,501)	(64,766)
Gain on legal settlement	—	—	—	(400)
Other income (expense)	(447)	3,005	(197)	10,123
Income tax provision (benefit)	1,293	(1,103)	877	(1,523)
Net (loss) income attributable to noncontrolling interests - limited partners	(17,638)	(7,301)	(36,117)	5,014
Net loss attributable to noncontrolling interests - partially owned entities	(782)	(440)	(2,635)	(1,184)
Preferred stock dividends	2,631	1,979	7,589	4,996
Rental and other property revenues of unconsolidated properties	9,152	6,922	26,073	20,936
Property operations expense of unconsolidated properties	(3,531)	(2,752)	(9,594)	(7,755)
Reportable NOI	$31,635	$24,426	$92,880	$78,805
We further evaluate the performance of properties in our Same Store reportable segment on an adjusted, at-share basis
(“Adjusted Same Store Reportable NOI”), reflecting CROP’s ownership at the end of the period for all properties within the same-store portfolio. This analysis may not be comparable to that of other real estate companies and should not be considered more relevant or accurate than GAAP measures in evaluating our operating performance.
The following table reconciles Same Store Reportable NOI to Adjusted Same Store Reportable NOI for the three and nine months ended September 30, 2026 and 2025 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Same Store Reportable NOI	$22,293	$23,327	$68,579	$70,128
Non-core property expenses, net	299	43	482	738
At share adjustments (1)	(3,230)	(3,332)	(9,810)	(10,246)
Adjusted Same Store Reportable NOI	$19,362	$20,038	$59,251	$60,620

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
Beginning with our Core FFO presentation for the year ended December 31, 2025, we adjusted Core FFO for preferred equity investments accounted for under the HLBV method to reflect contractual preferred returns when those returns exceeded the amount recorded under the HLBV method. This occurs when the book value of a venture’s equity declines after the property is placed in service in part due to depreciation and interest expense no longer being capitalized, such that it no longer covers the preferred returns and return of capital on a hypothetical liquidation. We discontinued that adjustment beginning with the three and six months ended June 30, 2026. Consistent with the NAREIT definition of FFO and our treatment of other unconsolidated real estate investments, FFO now includes an adjustment for our share of a venture’s real estate depreciation and amortization reflected in the HLBV calculation. FFO and Core FFO for prior periods will be recast and presented on a comparable basis in filings in which they appear.
Preferred returns accumulated under the terms of the agreements exceeded the amounts included in Core FFO using the method described above by $1.9 million and $5.6 million for the three and nine months ended September 30, 2026, respectively, and by $1.9 million for each of the three and nine months ended September 30, 2025. We will realize accumulated preferred returns only upon a sale, refinancing or other capital event at the respective ventures, and there is no assurance we will realize them in full.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income attributable to controlling interests	$(10,341)	$(6,917)	$(21,771)	$4,992
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	20,486	12,560	67,343	40,506
Depreciation and amortization from unconsolidated real estate entities (1)	7,752	2,529	15,982	6,827
Gain on sale of real estate assets	(12)	—	(20,501)	(64,766)
(Loss) income allocated to noncontrolling interests - limited partners	(17,638)	(7,301)	(36,117)	5,014
Amount attributable to above from noncontrolling interests - partially owned entities	(1,518)	(517)	(4,878)	(1,547)
Funds from operations attributable to common stockholders and unit holders	(1,271)	354	58	(8,974)
Adjustments:
Gain on legal settlement	—	—	—	(400)
Amortization of intangible assets	611	537	2,251	1,776
Amortization of debt issuance costs	1,155	600	2,684	2,341
Accretion of discount on preferred stock	1,355	1,069	3,794	3,021
Selling commissions and expenses from Series 2025 Preferred Stock Exchanges	—	464	—	6,066
Share-based compensation	678	757	2,007	2,652
Losses on debt extinguishment	—	—	198	1,732
Impairment loss	—	—	—	957
Losses on derivatives	(566)	488	(461)	1,525
Legal costs and settlements, net	—	—	—	81
Other adjustments (2)	188	(1,294)	146	(74)
Amount attributable to above from noncontrolling interests and unconsolidated entities	—	50	276	161
Core funds from operations attributable to common stockholders and unit holders	$2,150	$3,025	$10,953	$10,864

FFO per common share and unit - diluted	$(0.01)	$0.01	$0.00	$(0.13)
Core FFO per common share and unit - diluted	$0.02	$0.04	$0.12	$0.15
Weighted-average diluted common shares and units outstanding - FFO and Core FFO	100,289,253	70,667,387	95,134,518	70,327,756

(1) Three and nine months ended September 30, 2025 amounts have been recast for the change in HLBV policy as mentioned above.
(2) Other adjustments include acquisition fees and expenses, insurance losses and other miscellaneous non-cash or non-recurring items.
Weighted-average dilutive common shares and units for FFO and Core FFO are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dilutive weighted-average Series A Convertible Preferred shares	14,570,220	8,852,926	13,165,024	7,492,882
Weighted-average common shares	31,683,315	30,072,749	31,076,766	30,873,016
Weighted-average limited partnership units	54,035,718	31,741,712	50,892,728	31,961,858
Weighted-average common shares and units outstanding	100,289,253	70,667,387	95,134,518	70,327,756
FFO was $(0.01) and $0.00 per diluted share/unit for the three and nine months ended September 30, 2026, respectively, compared to $0.01 and $(0.13) in the prior-year periods, respectively. These changes were primarily due to contributions from properties acquired in the RealSource Merger.
Core FFO declined to $0.02 and $0.12 per diluted share/unit for the three and nine months ended September 30, 2026, due to losses recorded from preferred equity investments under the HLBV method and from the increase in weighted-average diluted shares and units outstanding resulting from the RealSource Merger, 2026 acquisitions, and issuances of Series A
Convertible Preferred Stock.
Refer to “Results of Operations” and “Reportable Net Operating Income” above for further detail.
Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation guidelines, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our net asset value (“NAV”). Pursuant to these valuation procedures, we computed a September 30, 2026 NAV per share for our outstanding Class T, Class D, Class I, and Class A shares of $11.3303.
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
CROP has certain classes or series of partnership units (“CROP Units”) that are each economically equivalent to a corresponding class of shares. Accordingly, on the last day of each month, for such classes or series of CROP Units, the NAV per CROP Unit equals the NAV per share of the corresponding class. To the extent CROP has classes of units that do not correspond to a class of our shares, such units will be valued in a manner consistent with our valuation guidelines. The NAV of
CROP on the last day of each month equals the sum of the NAVs of each fully-diluted outstanding CROP Unit on such day. In calculating the fully-diluted outstanding CROP Units we include all outstanding vested LTIP Units, unvested time-based LTIP
Units and those performance-based LTIP Units that would be earned based on the internal rate of return as of such day.
Our total NAV in the following table includes (i) the NAV of our outstanding classes of common stock as of
September 30, 2026, assuming all outstanding shares of Series A Convertible Preferred Stock have converted to Class I common stock as of September 30, 2026 and (ii) the partnership interests of CROP held by limited partners in CROP. The following table sets forth the components of our NAV as of September 30, 2026 ($ in thousands except share data):

Components of NAV*	As of September 30, 2026
Investments in Multifamily Operating Properties	$2,412,883
Investments in Multifamily Development Properties	76,138
Investments in Real Estate-Related Structured Investments	142,046
Investments in Land Held for Development	37,512
Operating Company and Other Net Current Assets	80,683
Cash and Cash Equivalents	21,443
Secured Real Estate Financing	(1,418,559)
Subordinated Unsecured Notes	(17,425)
Preferred Equity	(232,924)
Net Asset Value	$1,101,797
Fully-diluted Shares/Units Outstanding	97,243,108

*Presented as adjusted for our economic ownership percentage in each asset.

The following table provides a breakdown of our total NAV and NAV per share/unit by class as of September 30,
2026 ($ in thousands, except share and per share data):

	Class
	T	D	I(1)	A	OP(2)	Total
As of September 30, 2026
Monthly NAV	$49,599	$4,984	$258,040	$178,037	$611,137	$1,101,797
Fully-diluted Outstanding Shares/Units	4,377,512	439,874	22,774,270	15,713,302	53,938,150	97,243,108
NAV per Fully-diluted Share/Unit	$11.3303	$11.3303	$11.3303	$11.3303	$11.3303

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

Set forth below are the weighted averages of the key assumptions that were used by the independent appraisal firms in the discounted cash flow methodology in the September 30, 2026 valuations of our real property assets, based on property types:

	Discount Rate	Exit Capitalization Rate
Operating Assets	6.93%	5.53%
Development Assets	7.00%	5.25%

*Presented as adjusted for our economic ownership percentage in each asset, weighted by gross value. The weighted averages were calculated by our advisor based on the information provided by the Independent Appraisal Firms.

A change in these assumptions would impact the calculation by the Independent Appraisal Firms of the value of our operating and development assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our operating and development asset values:

Sensitivities	Change	Operating Asset Values	Development Asset Values
Discount Rate	0.25% decrease	2.6%	4.0%
	0.25% increase	(2.6)%	(0.2)%
Exit Capitalization Rate	0.25% decrease	3.8%	5.3%
	0.25% increase	(3.3)%	(1.2)%

* Presented as adjusted for our economic ownership percentage in each asset.

The following table reconciles stockholders’ equity and CROP partners’ capital per our condensed consolidated balance sheets to our NAV ($ in thousands):

September 30, 2026
Stockholders’ equity	$279,078
Noncontrolling interests attributable to limited partners	280,548
559,626
Adjustments at share:
Accumulated depreciation and amortization, consolidated and unconsolidated entities	321,979
Unrealized net real estate and debt appreciation	180,976
Transaction and financing costs	12,220
Difference between HLBV and fair value	13,235
Deferred tax liability	7,462
Discount on preferred stock	(8,069)
Other (1)	14,368
NAV	$1,101,797

(1) Other includes non-current commissions and derivative assets where settlement is not imminent.
The following describes the adjustments to reconcile GAAP stockholders’ equity and CROP partners' capital per our condensed consolidated balance sheets to our NAV:
•We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP.
Such depreciation and amortization is not recorded for purposes of determining our NAV. Accumulated depreciation and amortization associated with our investments in unconsolidated real estate entities is also not recorded for purposes of determining our NAV.
•Our investments in real estate are presented under historical cost in our GAAP condensed consolidated financial statements. Additionally, our mortgage notes, revolving credit facility and construction loan are presented at their carrying value in our GAAP condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and our debt instruments are recorded at fair value.
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
Policies Regarding Operating Expenses
Our advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income (the “2%/25% Limitation”), unless the conflicts committee has determined that such excess expenses were justified based on unusual and non-recurring factors. For the four consecutive quarters ended September 30, 2026, our total operating expenses were less than the 2%/25%
Limitation.

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
As of September 30, 2026, we have $1.1 billion of fixed rate debt and $249.6 million of variable rate debt, which includes $12.3 million of land loans and $32.0 million of construction loans. We have interest rate cap hedging instruments on
$157.5 million, or 63.1%, of our variable rate debt. In addition, CROP has issued unsecured promissory notes in a private placement offering maturing in December 2029, in an aggregate amount of $17.1 million.
We have a credit facility in place with JPMorgan Chase Bank, N.A (“JP Morgan”) that provides us with additional liquidity (the “JP Morgan Revolving Credit Facility”). Our JP Morgan Revolving Credit Facility has a variable rate and is secured by Alpha Mill. We may obtain advances secured against Alpha Mill up to $100.0 million on the JP Morgan Revolving
Credit Facility. We can draw upon or pay down the JP Morgan Revolving Credit Facility at our discretion, subject to loan-to-
value requirements, debt-service coverage ratios and other covenants and restrictions as set forth in the loan documents. As of
September 30, 2026, our current outstanding principal balance was $22.7 million and our letter of credit outstanding was $3.0 million. The amount available to draw on this facility was capped at $2.4 million primarily due to the interest rate environment and the applicable debt-service coverage ratio.
On October 16, 2026, we entered into an additional loan agreement with JPMorgan that provides for a $75.0 million term loan, of which $38.0 million was funded at closing, and a revolving facility of up to $100.0 million (together, the “NAV
Facility”). We may increase the term loan commitment to $150.0 million, subject to the lender’s approval. The NAV Facility matures on October 16, 2029, and we may request up to two 12-month extensions, subject to the lender's approval and other conditions. Borrowings bear interest at Term SOFR plus 3.35%, payable quarterly beginning December 31, 2026.
One of our principal long-term liquidity requirements includes the repayment of maturing debt. Aggregate maturities were $63.8 million for the year ending December 31, 2026. For the years ending 2027 through 2030 aggregate maturities were
$402.0 million, $173.8 million, $88.2 million, and $411.1 million, respectively, and $239.1 million in the aggregate thereafter.
Of the $63.8 million maturing during the current year ended December 31, 2026, $22.7 million relates to our JP Morgan
Revolving Credit Facility, which was repaid in full on October 16, 2026, and $40.4 million relates to debt secured by Antero.
Approximately $423.8 million of debt, which includes nine mortgage notes with an aggregate principal balance of
$411.4 million and land loans with an aggregate principal balance of $12.3 million, is scheduled to mature within twelve months of the issuance date of these condensed consolidated financial statements. Our cash on hand and other liquidity sources are less than these maturities as of the issuance date of these condensed consolidated financial statements. However, we intend to address these upcoming maturities primarily through refinancing the maturing mortgage loans, selling a land parcel, extending certain loans and using cash on hand and available borrowing capacity under our current credit facilities. We are actively engaged with our existing lenders and other potential financing sources regarding these refinancing efforts. The mortgage loans are secured by operating and income-producing properties. We believe the operating performance of the underlying assets, current collateral values, and prevailing market conditions support refinancing. Accordingly, we believe it is probable that these plans will be effectively implemented and will enable us to satisfy our obligations as they come due.

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
As of September 30, 2026, we had 10.2 million shares outstanding for our Series 2023 Preferred Stock, 0.3 million shares outstanding for our Series 2023-A Preferred Stock and 12.8 million shares outstanding for our Series 2025 Preferred
Stock.
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
Cash Flows
The net change in our cash and cash equivalents and restricted cash is summarized as follows ($ in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash from operating activities	$8,197	$(6,077)
Net cash from investing activities	(52,094)	259,158
Net cash from financing activities	67,490	(210,847)
Net increase in cash and cash equivalents and restricted cash	$23,593	$42,234
Net cash flows from operating activities improved by $14.3 million compared to the prior-year period. The improvement was primarily due to $6.1 million of selling commissions and expenses related to Series 2025 Preferred Stock exchanges incurred in 2025 that did not recur in 2026, and operating cash flows from properties acquired in the RealSource
Merger in December 2025 and from properties acquired in 2026. This improvement was partially offset by lower operating cash flows from the three properties sold in 2025, the sale of Cottonwood Apartments and the deconsolidation of Melrose Phase II in
2026. The effects of acquisitions, dispositions and the deconsolidation on our operating results are discussed further in “Results of Operations” above.
Net cash flows from investing activities decreased by $311.3 million compared to the prior-year period. The decrease was due to $256.9 million lower net proceeds from property sales, $80.8 million of property acquisitions, $1.4 million higher capital expenditures and $1.7 million of transaction costs capitalized for pending asset acquisitions. This decrease was offset by
$12.1 million lower investments in unconsolidated real estate entities in 2026 and by two 2025 outflows that did not recur in
2026: a $7.0 million promissory note issued to the buyer of a property and $10.4 million of contributions to investments in real estate-related loans.
Net cash flows from financing activities increased by $278.3 million compared to the prior-year period, primarily driven by $264.4 million of lower repayments on our revolving credit facility, mortgage notes and construction loans, a $5.8 million increase in borrowings under those debt instruments, $29.5 million raised from our DST and Cottonwood on 6th syndications, a $7.3 million increase in net proceeds from our common and preferred stock offerings, $6.4 million of net proceeds from the issuance of unsecured promissory notes, and a $6.9 million decrease in repurchases and redemptions of our common stock and OP Units, preferred stock and unsecured notes. This increase was partially offset by $13.1 million of higher distributions and by $19.2 million of borrowings under land loans in 2025 that did not recur, $6.9 million of which was repaid in 2026.

Distributions
The following table shows distributions paid and cash flow used in operating activities during the nine months ended
September 30, 2026 and the year ended December 31, 2025 ($ in thousands):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Distributions paid in cash - convertible preferred stockholders	$7,497	$6,842
Distributions paid in cash - common stockholders	12,788	18,222
Distributions paid in cash to noncontrolling interests - limited partners	27,590	22,949
Distributions of DRP (reinvested)	2,626	3,411
Total distributions (1)	$50,501	$51,424

Source of distributions (2)
Paid from cash flows provided by operations	$8,197	$—
Paid from proceeds from realized investments	7,698	48,013
Paid from additional borrowings	22,348	—
Paid from offering proceeds	9,632	—
Offering proceeds from issuance of common stock pursuant to the DRP	2,626	3,411
Total sources	$50,501	$51,424

Net cash provided by (used in) operating activities	$8,197	$(20,574)

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

For the nine months ended September 30, 2026, distributions declared to convertible preferred stockholders, common stockholders and limited partners were $7.6 million, $15.5 million and $27.9 million, respectively.
For the nine months ended September 30, 2026, we paid cash distributions to convertible preferred stockholders, common stockholders and limited partners of $7.5 million, $12.8 million and $27.6 million, respectively. For the nine months ended September 30, 2026, our net loss was $60.5 million. Cash flows provided by operating activities for the nine months ended September 30, 2026 were $8.2 million.
Following consultation with our executive management team and advisory board of directors, our board of directors determined to reduce the monthly gross distribution rate to $0.05166667 per share/unit, effective for distributions with a record date of November 30, 2026. The new rate equates to an annualized rate of approximately 5.5% of our most recently determined net asset value per share as of September 30, 2026. Our board of directors believes the adjusted distribution rate reflects a balanced progression of our distribution policy – one that continues to deliver meaningful current income while also placing greater emphasis on long-term capital appreciation. By aligning distributions more closely with earnings, the adjustment strengthens distribution coverage and gives management the flexibility to deploy capital into compelling opportunities as they emerge.
Critical Accounting Policies
Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in
our Annual Report on Form 10-K for the year ended December 31, 2025 for discussions of our critical accounting estimates. As of September 30, 2026, our critical accounting estimates have not changed from those described in that report.

Subsequent Events
Financing Activity
On October 16, 2026, we, through CROP, entered into a loan agreement with JPMorgan. The agreement provides for a term loan of up to $75.0 million, of which $38.0 million was funded at closing, and a revolving facility of up to $100.0 million.
Subject to the Lender’s approval, we may increase the term loan commitment to $150.0 million. The NAV Facility matures on
October 16, 2029, and we may request up to two 12-month extensions, subject to the Lender’s approval and other conditions, including the payment of extension fees. Term SOFR borrowings bear interest at Term SOFR plus 3.35%. The NAV Facility is secured by pledges of equity interests in certain of our indirect subsidiaries that hold our real estate and real estate-related investments, is guaranteed by certain of our subsidiaries, and is subject to customary covenants, including financial covenants and a minimum NAV requirement.

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
We have both fixed and variable rate debt. Interest rate fluctuations will generally not affect future earnings or cash flows on fixed rate debt unless such debt matures or is otherwise terminated. However, interest rate changes do affect the fair value of fixed rate instruments. As of September 30, 2026, the face value of our fixed rate mortgage debt was $1.1 billion and the estimated aggregate fair value was $1.1 billion. Fair value is computed using rates available to us for debt with similar terms and remaining maturities. If interest rates had been 100 basis points higher as of September 30, 2026, the fair value of our fixed rate debt would have decreased by $12.8 million.
Conversely, movements in interest rates on variable rate debt change future earnings and cash flows, but, other than changes in required risk premiums, do not significantly affect fair value. As of September 30, 2026, we had $249.6 million of variable rate debt outstanding with 63.1% of our variable rate debt under rate cap hedging arrangements and 36.9% of our variable rate debt as bridge, construction or land loans. If interest rates on non-hedged variable rate debt had been 100 basis points higher during the three and nine months ended September 30, 2026, our interest expense would have increased by
$122,000 and $362,000, respectively. Interest on construction loans and land loans prior to being placed in service is capitalized; therefore, the impact of a change in interest rates on our condensed consolidated statements of operations would be less than the total change, but we would incur higher cash payments and capitalized costs, resulting in greater depreciation in later years.
The weighted-average interest rate of our variable rate debt at September 30, 2026 was 5.5%. The interest rate represents the actual interest rate in effect at September 30, 2026 (consisting of the contractual interest rate and the effect of interest rate swaps, if applicable), using interest rate indices as of September 30, 2026 where applicable.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief
Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief
Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended
September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business.
As of September 30, 2026, we were not involved in any material legal proceedings.
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
For the nine months ended September 30, 2026, we had consolidated net loss of $60.5 million, of which real estate depreciation and amortization was $69.6 million. For the year ended December 31, 2025, we had consolidated net loss of $12.9 million, of which real estate depreciation and amortization was $57.4 million. As of September 30, 2026, we had an accumulated deficit of $132.3 million, which includes accumulated depreciation and amortization allocated to us.
Net income (loss) and accumulated deficit are calculated and presented in accordance with GAAP, which, among other things, requires depreciation of real estate investments. We calculate depreciation on a straight-line basis. As a result, our operating results imply that the value of our real estate investments will decrease evenly over a set time period. However, we believe that the value of real estate investments will fluctuate over time based on market conditions. Thus, in addition to GAAP financial metrics, management reviews certain non-GAAP financial metrics, including funds from operations, or FFO and Core
FFO. For a discussion of FFO and Core FFO, non-GAAP measures that adjust for real estate depreciation and amortization and certain other items to measure operating performance, see Part I, Item 2. “Management’s Discussion and Analysis of Financial
Condition and Results of Operations—Funds from Operations.”
We have paid distributions from offering proceeds. In the future we may continue to fund distributions with offering proceeds. To the extent we fund distributions from sources other than our cash flow from operations, we will have less cash available for investment in multifamily apartment communities and multifamily real estate-related assets and the overall return to our stockholders may be reduced.
Our charter permits us to pay distributions from any source, including offering proceeds or borrowings (which may constitute a return of capital), and does not limit the amount of funds we may use from any source to pay distributions. We intend to make distributions on our common stock on a per share basis with each share receiving the same distribution, subject to any class-specific expenses such as distribution fees on our Class T and Class D shares. If we fund distributions from sources other than cash flow from operations, we will have less cash available to invest in multifamily apartment communities and other multifamily real estate-related assets, which may reduce the number of properties we invest in and the overall return to our stockholders. If we fund distributions from borrowings, the related interest expense and other financing costs, and repayment obligations will reduce the earnings and cash flow from operations available for distribution in future periods. If we fund distributions from the sale of assets or from the maturity, payoff or settlement of multifamily real estate-related assets, our ability to generate cash flows from operations in future periods may be reduced. The use of these sources to fund distributions may also decrease our NAV per share, and funding distributions from sources other than cash flow from operations for an extended period would likely not be sustainable.
We have funded and may fund a portion of our distributions from sources other than cash flows from operations, which may constitute a return of capital. Because we continuously raise capital through our offering, we may at times raise capital faster than we acquire income-producing assets, and cash flow from operations may not be sufficient to fund distributions during those periods. Further, because we may receive income from our investments at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that we will declare distributions in anticipation of cash flow that we expect to receive during a later period and we will make these distributions in advance of our actual receipt of these funds. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted. In these instances, we expect to look to third-party borrowings to fund our distributions. We may also fund such distributions from the sale of assets. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from our offering and the performance of our investments.
For the nine months ended September 30, 2026 and the year ended December 31, 2025, we paid aggregate distributions to convertible preferred stockholders, common stockholders and limited partnership unit holders of $50.5 million and $51.4 million, including $47.9 million and $48.0 million of distributions paid in cash and $2.6 million and $3.4 million of distributions reinvested through our distribution reinvestment plan, respectively.
Our net loss for the nine months ended September 30, 2026 was $60.5 million and our net loss for the year ended
December 31, 2025 was $12.9 million. Cash flows provided by operating activities were $8.2 million for the nine months ended
September 30, 2026, and cash flows used in operating activities were $20.6 million for the year ended December 31, 2025.
We funded our total distribution paid during the nine months ended September 30, 2026, which includes net cash distributions and distribution reinvestment by stockholders, with $8.2 million of cash from operations, $7.7 million from proceeds from realized investment, $22.3 million from additional borrowings, $9.6 million from offering proceeds and $2.6 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan.
We funded our total distributions paid during the year ended December 31, 2025, which includes net cash distributions and distributions reinvested by stockholders, with $48.0 million from proceeds from realized investment and $3.4 million of offering proceeds from issuance of common stock pursuant to our distribution reinvestment plan.
Generally, for purposes of determining the source of our distributions paid, we assume first that we use cash flow from operating activities from the relevant or prior periods to fund distribution payments. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have less funds available for the acquisition of real estate investments, the overall return to our stockholders may be reduced and subsequent investors will experience dilution. In addition, to the extent distributions exceed our current and accumulated earnings and profits, they will be treated as a return of capital that reduces a stockholder's tax basis in our stock and, to the extent they exceed that basis, will be treated as capital gain.
Completion of the proposed transactions with Mandel (the “Mandel Merger”) is subject to many conditions. If these conditions are not satisfied or waived, the Mandel Merger will not be completed, which could result in the expenditure of significant unrecoverable transaction costs.
The completion of the Mandel Merger is subject to many conditions, including the approval by the members of the applicable Owner Entity, which must be satisfied or waived in order to complete the Mandel Merger. There can be no assurance that the conditions to closing the Mandel Merger will be satisfied or waived or that the Mandel Merger will be completed.
Failure to consummate the Mandel Merger may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we have incurred and will continue to incur certain transaction costs, regardless of whether the Mandel Merger closes, which could adversely affect our financial condition, results of operations and ability to make distributions to our stockholders; and (ii) the Mandel Merger, whether or not it closes, will divert the attention of certain management and other key employees of our advisor from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us. In addition, we may terminate the merger agreements under certain circumstances.
If the Mandel Merger is not consummated, our ongoing business could be adversely affected.
We expect to incur substantial expenses related to the Mandel Merger.
We expect to incur substantial expenses in connection with completing the Mandel Merger and integrating the Mandel portfolio or properties and property management business. Although we have assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses associated with the Mandel Merger could, particularly in the near term, exceed the savings we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the Mandel Merger.
Our indebtedness will increase following the merger of the Mandel portfolio.
In connection with our merger of the Mandel portfolio we expect to assume or incur additional indebtedness in an amount up to $478 million. We will be subject to risks associated with increased debt financing, including a risk that our cash flow could be insufficient to meet required payments on our debt. Our indebtedness could have important consequences to holders of our equity interests, including:

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
Following consummation of the Mandel Merger, we may assume certain potential and unknown liabilities relating to the entities acquired.
Following the consummation of the Mandel Merger, we will have assumed certain potential and unknown liabilities relating to the entities acquired. These liabilities could be significant and have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sale of Equity Securities
During the three months ended September 30, 2026, we sold the following equity securities that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K as described below.
Class I Common Stock
During the three months ended September 30, 2026, we issued 831,454 shares of Class I common stock upon exchange of 941,991 Series A Convertible Preferred Stock pursuant to the terms of the Series A Convertible Preferred Stock which provide that after the holder of the Series A Convertible Preferred Stock has held the shares for two years, we have the right, in our sole discretion, to convert the Series A Convertible Preferred Stock into shares of our Class I common stock at the most recently disclosed NAV per share of Class I common stock. The issuance of such shares of common stock was effected in reliance upon an exemption from registration provided by Section 3(a)(9) of the Securities Act on the basis that the issuance of
Class I common stock constituted an exchange with existing holders of the Company’s securities and no commission or other remuneration was paid or given directly or indirectly for soliciting such transaction.
CROP Units
On September 1, 2026, CROP issued 51,421 CROP Units to acquire an interest in RS Autumn Ridge Investors, LLC.
The CROP Units were issued at a value of $11.3416. The issuance of such CROP Units was effected in reliance upon an exemption from registration provided by Section 4(a)(2) under the Securities Act and the rules and regulations promulgated thereunder.
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
During the three months ended September 30, 2026, we repurchased shares of our common stock in the following amounts at the then-applicable transaction price (reduced as applicable by the Early Repurchase Deduction):

Month of:	Total Number of Shares Repurchased (1)	Repurchases as a Percentage of NAV (2)	Average Price Paid per Share	Maximum Number of Shares Pending Repurchase Pursuant to Publicly Announced Plans or Programs (3)
July 2026	360,080	1.1508864%	$11.2867	—
August 2026	315,131	1.0033123%	$11.3005	—
September 2026	624,416	1.9837791%	$11.3097	—
Total	1,299,627

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
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
(a)  Results of Annual Meeting
On November 10, 2026, we held our 2026 annual meeting of stockholders (the "Annual Meeting") at 3257 S.
Richmond St., Suite 106B Millcreek, Utah 84106. At the Annual Meeting, our stockholders voted in person or by proxy on (1)
the election of the following individuals to the board of directors: Daniel Shaeffer, Chad Christensen, Jonathan Gardner, John
Lunt, and Philip White; (2) the ratification of the appointment of KPMG LLP (“KPMG”) as our independent registered public accounting firm for the year ending December 31, 2026; and (3) the approval, by advisory (non-binding) vote, of our executive compensation for the named executive officers.

All of the director nominees were elected. The number of votes cast for, against and abstaining from each of the director nominees and the number of broker non-votes were as follows:

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Chad Christensen	4,806,278	180,744	279,150	12,822,989
Jonathan Gardner	4,806,375	186,646	273,151	12,822,989
John Lunt	4,796,044	169,973	300,155	12,822,989
Daniel Shaeffer	4,782,958	184,988	298,226	12,822,989
Philip White	4,781,855	191,638	292,679	12,822,989
The appointment of KPMG was ratified. The results of the vote on the ratification of the appointment of KPMG as our independent registered public accounting firm for the year ending December 31, 2026 were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
17,471,197	106,409	511,555	—
Our executive compensation for the named executive officers was approved. The results of the vote on the approval of our executive compensation for the named executive officer were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
4,151,743	606,388	508,041	12,822,989
(b) None
(c) During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule
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

2.3†#*
Agreement and Plan of Merger, dated as of September 2, 2026, by and among CCI, CROP, CC Woodnote
MS, LLC, Woodnote Equity LLC and, for limited purposes, Mandel/Woodnote Equity LLC, together with a schedule of substantially identical agreements omitted pursuant to Instruction 2 to Item 601 of
Regulation S-K

2.3.1*
Amendment to Agreement and Plan of Merger, dated as of October 15, 2026, by and among CCI, CROP,
CC Woodnote MS, LLC, Woodnote Equity LLC and, for limited purposes, Mandel/Woodnote Equity
LLC, together with a schedule of substantially identical agreements omitted pursuant to Instruction 2 to
Item 601 of Regulation S-K

2.4†#*
Agreement and Plan of Merger, dated as of September 2, 2026, by and among CCI, CROP, CC Corcoran
MS, LLC, Gaslight Square Apartments II LLC and, for limited purposes, Mandel/Gaslight Square
Apartments II LLC, together with a schedule of substantially identical agreements omitted pursuant to
Instruction 2 to Item 601 of Regulation S-K

2.4.1*
Amendment to Agreement and Plan of Merger, dated as of October 15, 2026, by and among CCI, CROP,
CC Corcoran MS, LLC, Gaslight Square Apartments II LLC and, for limited purposes, Mandel/Gaslight
Square Apartments II LLC, together with a schedule of substantially identical agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

2.5#*
Membership Interest Purchase Agreement, dated as of September 2, 2026, by and among MPSI Holdings,
Inc., Mandel Property Services, Inc. (to be known as Mandel Property Services, LLC), Cottonwood
Residential O.P., LP and, solely for the limited purposes set forth therein, Barry R. Mandel

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

4.3	Multiple Class Plan, incorporated by reference to Exhibit 4.1 to the Company's Post-Effective Amendment no. 7 to its Registration Statement on Form S-11 (No. 333-215272) filed August 11, 2021
4.4	Form of Subscription Agreement (incorporated by reference to Appendix B to the prospectus included in the Company’s Amendment no. 1 to the Registration Statement on Form S-11 (No. 333-258754))
10.1#*	Letter Agreement, dated as of September 2, 2026, by and between Cottonwood Communities, Inc. and Barry R. Mandel
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Share Repurchase Program Amended August 2025 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11/A (No. 333-282872) filed September 29, 2025)
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith
† Portions of this exhibit have been omitted under Item 601(b)(2)(ii) of Regulation S-K.
# Certain exhibits and schedules have been omitted under Item 601(a)(5) of Regulation S-K. The registrant will furnish them supplementally to the SEC on request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COTTONWOOD COMMUNITIES, INC.

By:	/s/ Daniel Shaeffer
Daniel Shaeffer, Chief Executive Officer

By:	/s/ Adam Larson
Adam Larson, Chief Financial Officer
Dated: November 13, 2026